Form 10-Q
period 2007-06-30
Horsehead Holding Corp
filed 2007-08-31
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33658
Horsehead Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0447377
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

300 Frankfort Road
Monaca, Pennsylvania 15061	(724) 774-1020
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).
Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐ No ☑
     The number of shares outstanding of the issuer’s common stock, as of August 30, 2007, was 34,773,721.

     CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies.
     These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc metal and zinc-related products; long-term declines in demand for zinc products due to competing technologies or materials; competition from global zinc manufacturers; our ability to implement our business strategy successfully; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment or power failures; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to

i

protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with future acquisitions, joint ventures or asset dispositions.
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of this report for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
     All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and June 30, 2007
(Amounts in thousands, except per share amounts)

	December 31, 2006	June 30, 2007
	(Audited)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$958	$10,646
Accounts receivable, net of allowance of $904 and $981, respectively	71,435	66,916
Inventories	57,588	61,240
Prepaid expenses and other current assets	7,262	5,979
Deferred income taxes	351	601

Total current assets	137,594	145,382
Property, plant and equipment, net	63,794	75,453
Other assets
Deferred financing costs, net of amortization of $1,257 and $2,570, respectively	4,171	2,857
Deposits and other	147	147

Total other assets	4,318	3,004

Total assets	$205,706	$223,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolver	$14,398	$—
Current maturities of long-term debt	7,058	4,142
Accounts payable	38,775	36,083
Accrued expenses	18,500	15,250

Total current liabilities	78,731	55,475
Long-term debt, less current maturities	58,225	27,694
Other long-term liabilities	17,909	18,041
Deferred income taxes	847	847
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares authorized; 22,026 and 29,872 shares issued and outstanding in 2006 and 2007, respectively	220	299
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	23,433	45,882
Retained earnings	26,341	75,601

Total stockholders’ equity	49,994	121,782

Total liabilities and stockholders’ equity	$205,706	$223,839

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2006 and 2007
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Net sales of zinc material and other goods	$112,401	$133,404	$189,102	$269,953
EAF dust service fees	12,795	11,206	26,869	22,479

Net sales	125,196	144,610	215,971	292,432
Cost of sales of zinc material and other goods (excluding depreciation)	87,987	98,707	160,345	194,077
Cost of EAF dust services	1,955	1,307	4,402	2,846

Cost of sales (excluding depreciation)	89,942	100,014	164,747	196,923
Depreciation	2,296	2,381	4,165	4,944
Selling, general and administrative expenses	4,468	4,644	7,650	8,054

Total costs and expenses	96,706	107,039	176,562	209,921
Income from operations	28,490	37,571	39,409	82,511
Other income (expense)
Interest expense	(2,335)	(3,000)	(4,430)	(5,617)
Interest income	—	621	—	638

Income before income taxes	26,155	35,192	34,979	77,532
Income tax provision	9,870	12,835	13,198	28,272

NET INCOME	$16,285	$22,357	$21,781	$49,260

Earnings per common share:
Basic	$0.81	$0.84	$1.09	$2.03
Diluted	$0.60	$0.75	$0.80	$1.68
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2007
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2006	22,026	$220	$23,433	$26,341	$49,994

Equity offering	13,973	140	174,118		174,258
Stock warrant redemption	5,938	59			59
Stock option exercise	74	1	134		135
Common stock repurchase	(12,151)	(121)	(152,437)		(152,558)
Restricted stock grant	12	—	11		11
Stock compensation expense			623		623

Net income				49,260	49,260

Balance at June 30, 2007	29,872	$299	$45,882	$75,601	$121,782

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2006 and 2007
(Unaudited)
(Amounts in thousands)

	2006	2007
Cash Flows from Operating Activities:
Net income	$21,781	$49,260
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,608	6,258
Deferred income taxes	—	(250)
Deferred interest payable	136	258
Losses on derivative financial instruments	8,109	1,762
Non-cash compensation expense	—	634
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(24,452)	4,519
(Increase) in inventories	(13,217)	(3,652)
(Increase) decrease in prepaid expenses and other current assets	(7,749)	914
(Increase) other assets	(306)	—
Increase (decrease) in accounts payable	10,277	(2,692)
(Decrease) in accrued expenses	(191)	(4,642)
Increase in other non-current liabilities	20	131

Net cash (used in) provided by operating activities	(984)	52,500
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,463)	(16,603)

Net cash used in investing activities	(5,463)	(16,603)
Cash Flows from Financing Activities:
Proceeds from exercise of warrants and options	—	194
Net proceeds from issuance of stock	—	174,258
Purchase of stock from investors	—	(152,558)
Net proceeds from (payments on) revolving credit facility	3,684	(14,398)
Proceeds from issuance of notes payable	19,000	—
Payments on notes payable and long-term debt	(15,234)	(33,705)
Deferred financing expenses	(280)	—

Net cash provided by (used in) financing activities	7,170	(26,209)

Net Increase In Cash And Cash Equivalents	723	9,688
Cash and cash equivalents at beginning of period	553	958

Cash and cash equivalents at end of period	$1,276	$10,646

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 originally filed with the SEC on July 2, 2007 (File No. 333-114295).
     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to inventory reserves, bad debt reserves, environmental and asset retirement obligations, workers’ compensation liabilities, reserves for contingencies and litigation and fair value of financial instruments. Management bases its estimates on the company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.
NOTE B—RECENTLY ISSUED ACCOUNTING STANDARDS
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies FASB Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Based on the Company’s analysis it concluded that the application of FIN 48 had no effect on the recorded tax assets or liabilities of the Company. Consequently no cumulative effect adjustment was recorded as of January 1, 2007.
     The Company also adopted FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities as of January 1, 2007. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. The Company has historically accounted for such activities using the direct expense method which is still permitted and therefore the adoption of FSP AUG AIR-1 did not have a significant effect on the Company’s financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed in the notes to our financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption of SFAS 157.
     In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. FAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of its adoption of FAS 159.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE C—EQUITY OFFERING AND STOCK REPURCHASE
     On April 12, 2007, the Company completed the private placement of 13,974 shares of its common stock at a price of $13.50, less a 7% initial purchaser’s discount and placement fee. The net proceeds for the total offering, after deducting discounts and commissions of $13,205 and other costs of $1,185, were equal to $174,258. All proceeds of the offering, including discounts and commissions, were placed into escrow pending authorization by the U.S. Federal Energy Regulatory Commission (the “FERC”) of the proposed application of the net proceeds which authorization was received on May 7, 2007. On May 8, 2007, the Company released the funds held in escrow and the accrued interest thereon and repurchased the 6,213 shares of its common stock held by its pre-November 2006 stockholders. All of the Company’s outstanding warrants, totaling 5,938, were exercised and redeemed on May 8, 2007.
NOTE D—INVENTORIES
     Inventories consisted of the following at December 31, 2006 and June 30, 2007:

	Amounts
	December 31,	June 30,
	2006	2007
Raw materials	$26,962	$34,578
Work-in-process	1,158	4,685
Finished goods	20,959	12,897
Supplies and spare parts	8,509	9,080

	$57,588	$61,240

     Supplies and spare parts inventories are net of reserves for slow-moving inventory of $1,562 and $1,951 at December 31, 2006 and June 30, 2007, respectively.
NOTE E—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at December 31, 2006 and June 30, 2007:

	Amounts
	December 31,	June 30,
	2006	2007
Land and land improvements	$7,265	$7,297
Buildings and building improvements	21,285	21,805
Machinery and equipment	52,890	53,930
Construction in progress	4,458	19,469

	85,898	102,501
Less accumulated depreciation	(22,104)	(27,048)

	$63,794	$75,453

NOTE F—NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable, including the revolving credit facility, and long-term debt consisted of the following at December 31, 2006 and June 30, 2007:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Amounts
	December 31,	June 30,
	2006	2007
Revolving credit facility	$14,398	$—
Note payable to Contrarian Service Company L.L.C.	57,461	27,543
Note payable to Beaver County Corporation for Economic Development	239	210
Note payable to CIT Group Business Credit, Inc., due January, 2007	583	—
Note payable to CIT Group Business Credit, Inc., due January, 2008	7,000	4,083

	79,681	31,836
Less portion currently payable	(21,456)	(4,142)

	$58,225	$27,694

     As of June 30, 2007, $27,543 was outstanding under the Company’s amended credit facility which is comprised of the revolving credit facility (“Revolver”) with CIT Group Business Credit (“CIT”) and the note payable to Contrarian Service Company L.L.C. At December 31, 2006 the credit facility was $132,000. In May 2007, a $30,000 Contrarian Note was repaid and cancelled bringing the credit facility to $102,000 at June 30, 2007.
     The outstanding borrowings on the Revolver, together with the outstanding letters of credit, cannot exceed the Company’s borrowing base, which includes eligible receivables, inventories and certain other assets. The financing agreement with CIT also provides for certain covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions as well as providing for the maintenance of certain financial covenants. The Revolver expires in 2010. At both December 31, 2006 and June 30, 2007, the company had $15,549 of letters of credit outstanding to collateralize self insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. Availability under the Revolver was $45,053 and $59,451 at December 31, 2006 and June 30, 2007, respectively. The Revolver is collateralized by substantially all assets of the company.
     The note payable to Contrarian has a second lien on all assets of the company. The Second Lien Financing Agreement provides for restrictive covenants similar to those of the Revolver.
     The company was in compliance with all covenants under the Financing and Second Lien Financing Agreements at December 31, 2006 and June 30, 2007.
     Substantially all of the company’s assets were pledged as security for its outstanding debt at December 31, 2006 and June 30, 2007.
NOTE G—ACCRUED EXPENSES
     Accrued expenses at December 31, 2006 and June 30, 2007 consisted of the following:

	Amounts
	December 31,	June 30,
	2006	2007
Employee related costs	$7,384	$6,227
Accrued utilities	1,118	923
Insurance claim liabilities	2,400	2,400
Other	7,598	5,700

	$18,500	$15,250

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE H—INCOME TAXES
     The Company’s effective tax rate was 37.7% for the three and six months ended June 30, 2006 and 36.5% for the three and six months ended June 30, 2007. The provision for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes primarily due to state income taxes.
     The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2003 through 2006.
NOTE I—RELATED PARTY TRANSACTIONS
     In 2003, the Company entered into a ten year management services agreement with an affiliated company, Sun Capital Partners Management III, LLC (“SCPM”), an entity affiliated with the Company’s former controlling stockholder. Under the terms of this agreement, financial and management services were provided to the company including advice on financial reporting, accounting, management information systems and staffing. The annual fee for these services was the greater of $600 or 6% of the company’s EBITDA (defined as the sum of net income, interest expense, income taxes, depreciation and amortization) with further adjustments for certain extraordinary, nonrecurring and non-cash transactions as defined in the agreement. Also, under the terms of the management services agreement, SCPM was entitled to receive a fee for services provided with respect to certain corporate events, such as refinancings, restructurings, equity and debt offerings, and mergers equal to 1% of the aggregate consideration resulting from the transaction.
     On November 22, 2006, the management services agreement with SCPM was terminated.
     The total expenses included in selling, general and administrative expenses in the accompanying consolidated statements of income for the SCPM fees described above were $2,501 and $3,748 for the three and six months ended June 30, 2006.
NOTE J—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the equity offering and stock repurchase in November 2006, and may be exercised at any time prior to September 15, 2014. In May 2007, 74 options were exercised. The aggregate intrinsic value at June 30, 2007 of the options outstanding under the 2004 Plan was $14,346.
     The following table summarizes the status of options outstanding under the 2004 Plan at June 30, 2007:

Weighted		Weighted Average
Average		Remaining
Exercise Price	Number of Shares	Contractual Life
$1.01	715	7.2
$2.36	157	7.2
$7.39	89	7.2

$1.82	961	7.2

     In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan as amended and restated on June 11, 2007 (“the 2006 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, are eligible for grants under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (“the Committee”).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     A total of 1,489 shares of the Company’s common stock are available for issuance under the 2006 Plan. The number of shares available for issuance under the 2006 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2006 Plan or covered by grants previously made under the 2006 Plan. The shares available for issuance under the 2006 Plan may be, in whole or in part, authorized and unissued or held as treasury shares.
     On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the 2006 Plan. The exercise price is $13.00 per share. The options have a term of ten years and vest ratably over a 5 year period from date or grant. Generally, the vested options may be exercised any time after November 30, 2007 and before the earliest of January 24, 2017 or the date of the option holder’s employment termination.
     The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years and no expected dividends. The related compensation for the three and six months ended June 30, 2007 was $340 and $623, respectively. Unrecognized compensation expense as of June 30, 2007 was $6,175. The aggregate intrinsic value at June 30, 2007 of the options outstanding under the 2006 Plan was $4,059.
     At June 30, 2007, there were 1,083 options outstanding, each with an exercise price of $13.00 per share and 9.54 years of remaining contractual life.
     On June 11, 2007 the Company issued a total of 12 shares of restricted stock to its three non-employee directors under the 2006 Plan. The shares may not be transferred until they become fully vested on June 11, 2008.
NOTE K—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The following is a description of the Company’s hedging programs:
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying LME-based zinc prices. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase.
     The Company sells the lead by-product of its EAF dust recycling operation at varying LME-based lead prices. In June 2007, in order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract.
     For the three and six months ended June 30, 2006, the Company recognized income of $289 from the settlement of such contracts. For the three and six months ended June 30, 2007, the Company recognized income of $1,467 and $439, respectively. The income and expense recognized from the settlement of these contracts is included as a component of net sales.
     At December 31, 2006, approximately $9,326 of future contracts were outstanding, all of which settle in 2007. The fixed portions of these contracts have settlement prices ranging from $1.40 to $1.82 per pound. The fair value of these contracts at December 31, 2006 totaled approximately $977 and is included in “Prepaid expenses and other assets”. At June 30, 2007, approximately $18,483 of future contracts were outstanding all of which settle at various dates up to and including June 30, 2008. The fair value at June 30, 2007 of the zinc contracts totaled approximately $608 and is included in “Prepaid expenses and other current assets”. The fair value of the lead contracts at June 30, 2007 totaled approximately $(1,392) and is included in “Accrued expenses”. A $173 adjustment to record these contracts at fair value is included as a component of net sales in the accompanying consolidated statements of income for the three and six months ended June 30, 2006. Fair

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
value adjustments of $1,309 and $1,762 are included as a component of net sales for the three and six months ended June 30, 2007, respectively.
NOTE L—CONTINGENCIES
     The Company is subject to federal, state and local laws designed to protect the environment and believes that as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the company.
     The Company is party to various litigation, claims and disputes, including labor regulation claims and OSHA and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.
NOTE M—EARNINGS PER SHARE
     Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if the potentially dilutive common shares had been issued. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.
     The information used to compute basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007

Basic earnings per share:
Income available to common stockholders	$16,285	$22,357	$21,781	$49,260
Weighted average shares outstanding—basic	19,963	26,586	19,963	24,319

Basic earnings per share	$0.81	$0.84	$1.09	$2.03

Diluted earnings per share:
Income available to common stockholders	$16,285	$22,357	$21,781	$49,260
Weighted average shares outstanding—diluted	26,957	29,938	26,957	29,399

Diluted earnings per share	$0.60	$0.75	$0.80	$1.68

Reconciliation of average shares outstanding — basic to average shares outstanding—diluted:
Weighted average shares outstanding—basic	19,963	26,586	19,963	24,319
Effect of dilutive securities:
Options	1,060	874	1,060	884
Warrants	5,934	2,478	5,934	4,196

Weighted average shares outstanding—diluted	26,957	29,938	26,957	29,399

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE N—SUBSEQUENT EVENTS
     On August 13, 2007, the SEC declared the Company’s registration statement on Form S-1 originally filed by the Company with the SEC on April 13, 2007 (File No. 333-142113) effective. The registration statement relates to the resale from time to time of 29,860 of previously unregistered shares of the Company’s common stock issued in its previous private placements in November 2006 and April 2007 (see Note C of these footnotes and Note C of the footnotes to the consolidated financial statements for the year ended December 31, 2006 included in the Company’s registration statement on Form S-1). The Company will not receive any proceeds from the sale of stock registered thereby.
     On August 15, 2007, the Company completed an initial public offering of shares of its common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Pursuant to this Registration Statement, the Company registered a total of 5,597 shares of common stock, of which it sold 4,581 shares and certain selling stockholders sold 1,016 shares. The 4,581 shares of common stock sold by the Company include 410 shares sold pursuant to the underwriters’ over-allotment option. The 1,016 shares of common stock sold by the selling stockholders includes 320 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by the Company was $82,457 and the aggregate price of the shares of common stock sold by the selling stockholders was $18,290. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds realized by the Company from the offering, after accounting for approximately $5,772 million in underwriting discounts and commissions and approximately $700 of expenses relating to the offering, were approximately $75,985. The Company used a portion of the net proceeds to retire substantially all debt and expects to use the remaining proceeds to fund capital improvements and for general corporate purposes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
          This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Registration Statement on Form S-1 originally filed with the SEC on July 2, 2007 (File No. 333-144295), as amended.
Overview
     Our History
          We are a leading U.S. producer of specialty zinc and zinc-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals. We believe that we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal in North America. We believe we are also the largest North American recycler of electronic arc furnace (“EAF”) dust, a hazardous waste produced by the steel mini-mill manufacturing process. We, together with our predecessors, have been operating in the zinc industry for more than 150 years.
          Prior to December 24, 2003, Horsehead Industries, Inc. (“HII”) operated our business. In 2002, record-low zinc prices, production inefficiencies, high operational costs and legacy environmental costs associated with prior owners/operators of our facilities caused HII to file for Chapter 11 bankruptcy protection. We purchased substantially all of the operating assets of HII in December 2003 pursuant to a Sale Order under Section 363 of the U.S. Bankruptcy Code.
     Factors Affecting Our Operating Results
          Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust and other zinc-bearing secondary materials that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2007, comprised approximately 61% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity.
          Demand for Zinc-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. For the periods covered in this discussion and analysis, North American consumption of PW zinc metal (the grade of zinc metal in which we specialize) and zinc oxide (the value-added zinc-based product from which we generate the most net sales on an historical basis) has increased. Because of the need to perform additional maintenance on key equipment that was deferred due to our predecessor’s financial difficulties, we have not been able to produce at capacity to take full advantage of this consumption increase. Production of zinc at our Monaca facility declined, primarily due to this delayed maintenance on equipment, from approximately 170 thousand tons in 2000 to approximately 139 thousand tons per year in 2004, 2005 and 2006. We expect to continue to perform additional maintenance to this equipment for the foreseeable future. The table below illustrates historical sales volumes and revenues for each of the zinc products and EAF dust:

	Volumes			U.S. Sales/Unit
	2004	2005	2006	2004	2005	2006
	(Tons, in thousands)			(In thousands)
Product:
Zinc Products	155	165	158	$1,014	$1,284	$2,750
EAF Dust	505	498	504	$87	$94	$101
     Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first six months of 2007, approximately 46% of our production costs were purchased feedstock-related and approximately 54% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. A majority of our purchased feedstock is priced at a discount to the LME. For the first six months of 2007 the cost of our purchased feedstock was 74% of the LME.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, other administrative expenses, including expenses relating to logistics and information systems and legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses, excluding management services fees paid in fiscal 2006 to Sun Capital Partners Management III, LLC, an affiliate of our former majority shareholder, pursuant to a management services agreement, totaling approximately 70% of such expenses in fiscal 2006. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in sales volumes.
Trends Affecting Our Business
     Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc;

•	gain and loss of customers;

•	pricing pressures from competitors;

•	decline in use of zinc products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	ability to transition to a public company; and

•	our operational efficiency improvement programs.
     We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $1.96 per pound at the end of fiscal 2006 and has since fallen to $1.37 as of August 30, 2007. Changes in zinc pricing have impacted our sales volumes, since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations.
     Since 2004, our management has been focused on opportunities to improve our results of operations by improving operational efficiencies. We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, reducing our energy consumption, streamlining our organizational structure and implementing process improvement initiatives based on “Six Sigma,” a methodology for eliminating production defects, and we intend to continue to focus on these and similar initiatives in the future. Our ability to capitalize on these and other efficiency improvements will help us to improve our margins. Our management is also focused on increasing our EAF dust recycling capabilities, in order to capture opportunities created by the expansion in the EAF dust recycling market that we anticipate. We have begun additional capacity expansion projects, including the addition of smelter capacity.
     Our zinc products compete with other materials in many of their applications, and in some cases our customers may shift to new processes or products. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. Our ability to anticipate shifts in product usage and to produce new products to meet our current and future customers’ needs will significantly impact our operating results. We also face intense competition from regional, national and global providers of zinc based producers, and the growth of any of those competitors could reduce our market share and negatively impact our operating results.
          Finally, our business is subject to a wide variety of environmental and other regulations and our operations expose us to a wide variety of potential liabilities. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Changes in regulations and/or our failure to comply with existing regulations can result in significant capital expenditure requirements or penalties.
Summary of Critical Accounting Policies and Estimates
     The Company’s consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 originally filed on July 2, 2007 (File No. 333-114295) contain a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2007 and for the three months and six months ended June 30, 2007 and 2006. Certain of these accounting policies are described below.
     Inventories
          Inventories, which consist primarily of zinc bearing materials, zinc products and supplies and spare parts, are valued at the lower of cost or market using a moving average cost method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.
          Zinc is traded as a commodity on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider decreases in the LME zinc price subsequent to the end of the period.
     Financial Instruments
          The following methods are used to estimate the fair value of our financial instruments:
•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

•	Term loans and the revolver approximate their fair value as they bear interest at variable rates indexed to market rates of interest.
          We enter into certain financial swap instruments that are carried at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). We recognize changes in fair value within the consolidated statements of income as they occur. In addition, we also have entered into certain financial option instruments that are also carried at fair value under SFAS 133, with subsequent changes in fair value recognized within the consolidated statements of income.
          We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based on valuations provided by third parties.
          We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we use highly rated counter-parties that meet certain requirements. We currently do not anticipate that any of our counter-parties will default on their obligations to us.

     Recently Issued Accounting Pronouncements
          We adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies FASB Statement 109, Accounting for Income Taxes, we recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, we applied FIN 48 to all tax positions for which the statute of limitations remained open. Based on our analysis, we concluded that the implementation of FIN 48 had no effect on our recorded tax assets or liabilities upon adoption and through June 30, 2007. Consequently no cumulative effect adjustment was recorded as of January 1, 2007.
          We also adopted FASB Staff Position (“FSP”) AUG AIR-1, Accounting for Planned Major Maintenance Activities as of January 1, 2007. The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. We have historically accounted for such activities using the direct expense method, which is still permitted and therefore the adoption of FSP AUG AIR-1 had no impact on our financial statements.
          In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed in the notes to our financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of our adoption of SFAS 157.
          In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of our adoption of SFAS 159.
Results of Operations
          The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	71.8	69.2	76.3	67.3
Depreciation	1.8	1.6	1.9	1.7
Selling, general and administrative expenses	3.6	3.2	3.5	2.8

Income from operations	22.8	26.0	18.3	28.2
Interest expense	1.9	2.1	2.1	1.9
Interest income	—	0.4	—	0.2

Income (loss) before income taxes	20.9	24.3	16.2	26.5
Income tax provision (benefit)	7.9	8.9	6.1	9.7

Net income (loss)	13.0%	15.4%	10.1%	16.8%

     Three Months Ended June 30, 2007 Compared with Three Months Ended June 30, 2006
          Net sales. Net sales increased $19.4 million, or 15%, to $144.6 million for the three months ended June 30, 2007 compared to $125.2 million from the three months ended June 30, 2006. The increase was a result of a $24.8 million improvement in price realization, due primarily to the LME average zinc price for the second quarter of fiscal 2007 exceeding the second quarter of fiscal 2006, and a $1.5 million increase in by-product and miscellaneous sales. Offsetting our increases in net sales was a sales volume decrease of $6.9 million reflecting primarily a decrease in production of zinc metal partially offset by an increase in production of zinc oxide.

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent seven fiscal quarters and the average LME zinc price for the year-to-date as of the end of each quarter are listed in the table below:

	2005	2006				2007
	Fiscal	Fiscal quarter ended				Fiscal quarter ended
	quarter
	ended	March		September
Average LME zinc price:	December 31	31	June 30	30	December 31	March 31	June 30
Quarter	$0.74	$1.02	$1.49	$1.53	$1.91	$1.57	$1.66
Year-to-date	$0.63	$1.02	$1.25	$1.35	$1.49	$1.57	$1.61
          Net sales of zinc metal increased $1.8 million, or 3%, to $61.4 million for the three months ended June 30, 2007, compared to $59.6 million for the three months ended June 30, 2006. The increase was attributable to an $11.0 million improvement in price realization due primarily to the higher LME average zinc price during the three months ended June 30, 2007, partially offset by a sales volume decrease of $9.2 million reflecting lower production levels of zinc metal.
          Net sales of zinc oxide increased $17.2 million, or 37%, to $63.8 million for the three months ended June 30, 2007, compared to $46.6 million for the three months ended June 30, 2006. The increase was attributable to a $13.6 million improvement in price realization due primarily to the higher LME average zinc price during the three months ended June 30, 2007 and a sales volume increase of $3.6 million.
          Net sales of zinc and copper-based powder increased $0.4 million, or 11%, to $4.0 million for the three months ended June 30, 2007 compared to $3.6 million for the three months ended June 30, 2006. This increase was attributable to increases in prices, as shipment volume remained largely unchanged.
          Revenues from EAF dust recycling decreased $1.6 million, or 13%, to $11.2 million for the three months ended June 30, 2007, compared to $12.8 million for the three months ended June 30, 2006. Decreased volumes caused revenues to decline by $1.3 million. A 3% decrease in price realization on EAF dust recycling fees for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 resulted in a decrease in net sales of $0.3 million. EAF dust revenues for the three months ended June 30, 2007 were based upon 115,653 tons versus 128,520 tons for the three months ended June 30, 2006, reflecting reduced EAF steel output.
          Cost of sales (excluding depreciation). Cost of sales increased $10.1 million, or 11%, to $100.0 million for the three months ended June 30, 2007, compared to $89.9 million for the three months ended June 30, 2006. As a percentage of net sales, cost of sales was 69% for the three months ended June 30, 2007 as compared to 72% for the three months ended June 30, 2006. The increase was primarily the result of a $6.4 million increase in purchased feed costs and a $4.8 million increase in conversion costs primarily resulting from a $3.2 million increase in labor and maintenance costs. Our cost of sales was reduced by a $0.8 million reduction in brokered metal costs and a shipping volume reduction of $2.3 million.
          Depreciation. Depreciation expense increased $0.1 million, or 4%, to $2.4 million for the three months ended June 30, 2007 compared to $2.3 million for the three months ended June 30, 2006.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million to $4.6 million for the three months ended June 30, 2007, compared to $4.5 million for the three ended June 30, 2006. For the three months ended June 30, 2007, the significant items contributing to the increase were a wage and benefit increase of $1.5 million, including $0.3 million in non-cash stock option expense, and a $0.5 million increase in legal, professional and audit expenses. Selling, general and administrative expenses for the three months ended June 30, 2006 included $2.5 million in management fees to Sun Capital Partners Management III, LLC pursuant to our management services agreement with them that was terminated in November 2006.
          Interest. Interest expense increased $0.7 million to $3.0 million for the three months ended June 30, 2007, compared to $2.3 million for the three months ended June 30, 2006. Lower average debt levels in 2007 partially offset the higher average variable interest rates associated with the debt. Deferred finance charges totaling $0.7 million associated with a portion of the Contrarian note payable were written-off in June 2007 when the note was extinguished early.

          Interest income was $0.6 million for the six months ended June 30, 2007, representing interest earned on excess cash during the year and interest earned on the funds from the April private placement transaction that were placed in escrow pending FERC approval (See Note C of the notes to the consolidated financial statements).
          Income tax provision. Our income tax provision was $12.8 million for the three months ended June 30, 2007, compared to $9.9 million for the three months ended June 30, 2006. Our effective tax rates were 36.5% for the three months ended June 30, 2007 and 37.7% for the three months ended June 30, 2006.
          Net income. For the reasons stated above, our net income increased to $22.4 million for the three months ended June 30, 2007, compared to $16.3 million for the three months ended June 30, 2006.
     Six Months Ended June 30, 2007 Compared with Six Months Ended June 30, 2006
          Net sales. Net sales increased $76.4 million, or 35%, to $292.4 million for the six months ended June 30, 2007 compared to $216.0 million for the six months ended June 30, 2006. The increase was a result of an $83.0 million improvement in price realization, due primarily to the LME average zinc price for the first half of fiscal 2007 exceeding the first half of fiscal 2006, and a $3.2 million increase in by-product and miscellaneous sales. Approximately $6.3 million of the increase in our net sales was the result of a reduction of the mark to market adjustment on various hedging instruments we employed to hedge the selling prices of a portion of our expected zinc production. The adjustment for the six months ended June 30, 2006 was $8.1 million compared to an adjustment of $1.8 million for the six months ended June 30, 2007. Offsetting our increase in net sales was a sales volume decrease of $16.1 million reflecting primarily a decrease in production of zinc metal partially offset by an increase in production of zinc oxide.
          Net sales of zinc metal increased $21.0 million, or 21%, to $122.2 million for the six months ended June 30, 2007, compared to $101.2 million for the six months ended June 30, 2006. The increase was attributable to a $35.4 million improvement in price realization due primarily to the higher LME average zinc price during the six months ended June 30, 2007, partially offset by a sales volume decrease of $14.4 million reflecting lower production levels of zinc metal.
          Net sales of zinc oxide increased $49.6 million, or 60%, to $132.7 million for the six months ended June 30, 2007, compared to $83.1 million for the six months ended June 30, 2006. The increase was attributable to a $46.8 million improvement in price realization due primarily to the higher LME average zinc price during the six months ended June 30, 2007 and a sales volume increase of $2.8 million.
          Net sales of zinc and copper-based powder increased $0.7 million, or 11%, to $6.9 million for the six months ended June 30, 2007 compared to $6.2 million for the six months ended June 30, 2006. Increases in prices accounted for $1.3 million of the improvement while lower sales volumes offset the increase by $0.6 million.
          Revenues from EAF dust recycling decreased $4.4 million, or 16%, to $22.5 million for the six months ended June 30, 2007, compared to $26.9 million for the six months ended June 30, 2006. Decreased volumes caused revenues to decline by $3.9 million. A 2% decrease in price realization on EAF dust recycling fees for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 resulted in a decrease in net sales of $0.5 million. EAF dust revenues for the six months ended June 30, 2007 were based upon 230,169 tons versus 269,446 tons for the six months ended June 30, 2006, reflecting reduced EAF steel output.
          Cost of sales (excluding depreciation). Cost of sales increased $32.2 million, or 20%, to $196.9 million for the six months ended June 30, 2007, compared to $164.7 million for the six months ended June 30, 2006. As a percentage of net sales, cost of sales was 67% for the six months ended June 30, 2007 as compared to 76% for the six months ended June 30, 2006. The increase was primarily the result of a $21.9 million increase in purchased feed costs and an $11.2 million increase in conversion costs led largely by a $6.9 million increase in labor and maintenance costs. Our cost of sales was reduced by a $2.7 million reduction in brokered metal costs and a shipping volume reduction of $5.2 million.
          Depreciation. Depreciation expense increased $0.8 million, or 20%, to $4.9 million for the six months ended June 30, 2007 compared to $4.1 million for the six months ended June 30, 2006. The increases reflect the increased capital expenditures during the twelve months ended June 30, 2007.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.4 million to $8.1 million for the six months ended June 30, 2007, compared to $7.7 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, the significant items contributing to the increase were a wage and benefit increase of $2.6 million, including $0.6 million in non-cash stock option expense, and a $1.0 million increase in legal, professional and audit expenses.

Selling, general and administrative expenses for the six months ended June 30, 2006 included $3.7 million in management fees to Sun Capital Partners Management III, LLC pursuant to our management services agreement with them that was terminated in November 2006.
          Interest. Interest expense increased $1.2 million to $5.6 million for the six months ended June 30, 2007, compared to $4.4 million for the six months ended June 30, 2006. Lower average debt levels in 2007 partially offset the higher average variable interest rates associated with the debt. Deferred finance charges totaling $0.7 million associated with a portion of the Contrarian note payable were written-off in June 2007 when the note was extinguished early.
          Income tax provision. Our income tax provision was $28.3 million for the six months ended June 30, 2007, compared to $13.2 million for the six months ended June 30, 2006. Our effective tax rates were 36.5% for the six months ended June 30, 2007 and 37.7% for the six months ended June 30, 2006.
          Net income. For the reasons stated above, our net income increased to $49.3 million for the six months ended June 30, 2007, compared to $21.8 million for the six months ended June 30, 2006.
Liquidity and Capital Resources
          We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe that cash generated from operations and the borrowing availability under our credit facilities will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein.
     Cash Flows from Operating Activities
          Our operations generated a net $52.5 million in cash for the six months ended June 30, 2007. Net income and non-cash items totaled $57.9 million. Although the LME average price of zinc during the six months ended June 30, 2007 has declined from December 31, 2006 levels, it remains at historically high levels and contributed to our strong positive cash flow for the period.
          Our working capital increased $31.0 million to $89.9 million at June 30, 2007 from $58.9 million at December 31, 2006. Accounts receivable decreased $4.5 million during the period, reflecting the declining LME average zinc price in relation to December 31, 2006. Inventory increased $3.7 million during the period, reflecting in part a 16% increase in tons of purchased feed on hand and a corresponding 21% increase in cost. Cash and cash equivalents increased $9.6 million to $10.6 million at June 30, 2007.
     Cash Flows from Investing Activities
          Cash used in investing activities was $16.6 million for the six months ended June 30, 2007. A majority of the expenditures, $11.6 million, were for the Rockwood kiln expansion project at our Rockwood, Tennessee facility. Although our credit facilities impose certain limits on capital spending, they did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations.
     Cash Flows from Financing Activities
          Our financing activities for the six months ended June 30, 2007 used a net $26.2 million. In the second quarter we completed the private placement of 13,974 shares of our common stock at a price of $13.50 per share. The net proceeds were $174.2 million, after deducting the initial purchaser discount, placement fee and commissions of $13.2 million and other costs of $1.2 million. The net proceeds were used to repurchase the shares of our pre-November 2006 stockholders and to redeem our outstanding warrants for $152.6 million, to reduce debt and for general corporate purposes. During the six months ended June 30, 2007 we retired certain outstanding indebtedness, most notably $30.0 million of our Contrarian note payable and repaid the $14.4 million outstanding balance of our revolving credit facility.
     Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements include operating leases and letters of credit. As of June 30, 2007, we had letters of credit outstanding in the amount of $15.5 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by a $35.0 million letter of credit sub-line under the terms of our credit facility.
Available Information
          Our internet website address is www.horsehead.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the Securities and Exchange Commission. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices.
          Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc prices. All derivative contracts are held for purposes other than trading, and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to losses in the event of non-performance by the counter-parties to the derivative contracts discussed below, as well as any similar contracts we may enter into in future periods. Counter-parties are evaluated for creditworthiness and risk assessment both prior to our initiating contract activities and on an ongoing basis.
Interest Rate Risk
          We are subject to interest rate risk in connection with our senior secured credit facilities, which provide for borrowings of up to $102.0 million at June 30, 2007, all of which bears interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.0 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.
Commodity Price Risk
          Our business consists principally of the sale of zinc metal and other zinc-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc. While our finished products are generally priced based on a spread to the price of zinc on the LME, our sales volumes are impacted significantly by changes in the market price of zinc. In addition, changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.
          In December 2005, we purchased a put option for 2006 for a financial hedge for approximately 99,200 tons of zinc, or approximately 65% of our then anticipated 2006 sales volume. The cost of this option was approximately $7.3 million and is included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2005. The option settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $0.748 per pound for the duration of 2006, exceeded the average LME price for zinc during the preceding month. The LME price for zinc in each month of 2006 exceeded $0.748 per pound, so we did not receive any payments under this arrangement during that period. Similar put options were purchased during the second quarter of 2006 for each of the 12 months of 2007 for the same quantity and at the same strike price, at a cost of approximately $6.9 million. In December 2006, we sold the 2007 put options in order to realize an income tax benefit.

          We are party to a contract for the purchase and delivery of the coal requirements for the power plant in Monaca through 2008. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.
Item 4. Controls and Procedures.
          The Company’s chief executive officer and chief financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), have concluded that, as of the end of the fiscal quarter covered by this report on Form 10-Q, the Company’s disclosure controls and procedures were adequate and designed to ensure that material information relating to the Company and its consolidated subsidiaries would be made known to them by others within those entities.
          There has been no change in internal controls over financial reporting (as defined in Rule 13c-15(f) of the Securities Exchange Act of 1934) during the fiscal quarter covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
          We are party to various litigation, claims and disputes, including labor regulation claims and U.S. Occupational Safety and Health Act (“OSHA”) and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.
          We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at our Monaca facility. Under the Consent Order and Agreement, we are required to submit a written plan for evaluating and implementing correction action regarding fugitive air emissions at our Monaca facility, and to implement the required corrective action. We have delivered the implementation plan and have begun corrective measures, including enhancements to emission incident reporting and follow-up; maintenance and preventive maintenance on certain emission control equipment such as ducts, capture hoods, fabric-filter collectors and appurtenances; and development and implementation of department-specific emission-control plans. Additionally, we paid an initial civil penalty of $50,000 and are obligated to pay an additional $2,500 per month for 24 months, subject to extended or early termination.
Item 1A. Risk Factors.
          Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause our actual results to vary materially from recent results or from our anticipated future results. If any of the following risks actually materializes, then our business, financial condition and results of operations would suffer. In addition, there may be risks of which we are currently unaware or that we currently regard as immaterial based on the information available to us that later prove to be material. These risks may adversely affect our business, financial condition and operating results
The metals industry is highly cyclical. Fluctuations in the availability of zinc metal and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes, which would negatively impact our profit margins.
          The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our zinc metal and zinc-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal consumers of zinc metal and zinc-related products operate in industries, such as transportation, construction or general manufacturing, that themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies or a prolonged recession in our principal industry segments have had a negative impact on our operations and those of our predecessor in the past, and could have a negative impact on our future financial condition or results of operations.
Changes in the prices of zinc metal and zinc-related products will have a significant impact on our operating results and financial condition.
          We derive most of our revenue from the sale of zinc and zinc-based products. Changes in the market price of zinc impact the selling prices of our products, and therefore our profitability is significantly affected by decreased zinc prices. Market prices of zinc are dependent upon supply and demand and a variety of factors over which we have little or no control, including:
•	U.S. and world economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental laws and regulations;

•	weather; and

•	import and export restrictions.
          Declines in the price of zinc have had a negative impact on our operations in the past, and could have a negative impact on our future financial condition or results of operations. In 2002, record low zinc prices, together with high operational and legacy environmental costs and inefficiencies, caused our predecessor, HII, to file for Chapter 11 bankruptcy protection. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses and/or idle or permanently shut down production capacity. Market prices for zinc may decrease substantially, and therefore our operating results may be significantly harmed.
Some of our products and services are vulnerable to long-term declines in demand due to competing technologies or materials, which would significantly reduce our sales.
          Our zinc products compete with other materials in many of their applications. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators also can use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, some of our customers may reduce or eliminate their usage of PW grade zinc metal because it contains a small amount of lead, and may switch to other grades of zinc metal that we do not produce.
          In addition, because zinc prices have recently been at historical highs, consumers of zinc may have additional incentives to invest in the development of technologically viable substitutes for zinc and zinc-based products. Similarly, customers may develop ways to manufacture their products by using less zinc-based material than they do currently. If one or more of our customers successfully identifies alternative products that can be substituted for our zinc products, or finds ways to reduce their zinc consumption, our sales to those and other customers would likely decline.
          Demand for our EAF dust recycling operations may decline to the extent that steel mini-mill producers identify less expensive or more convenient alternatives for the disposal of their EAF dust or if the EPA were to no longer classify EAF dust as a listed hazardous waste. We may in the future face increased competition from other EAF dust recyclers or from landfills implementing more effective disposal techniques. Furthermore, our current recycling customers may seek to capitalize on the value of the EAF dust produced by their operations, and may seek to recycle their dust themselves, or reduce the price they pay to us for, the dust they deliver to us. Any of these developments would have an adverse effect on our financial results.
We may be unable to compete effectively against manufacturers of zinc products in one or more of our markets, which would limit our market share and/or reduce our sales and our operating profit margins.
          We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell zinc-based value-added products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, we estimate that our products comprised only approximately 11% of total zinc consumption in the U.S. in 2006, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower cost than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 70% of U.S. zinc metal consumption. In the future, foreign zinc metal producers may develop new ways of packaging and transporting zinc metal that could mitigate the freight cost and other shipping limitations that we believe currently limit their ability to more fully penetrate the U.S. zinc market.

If our customers in any of the end-user markets we serve were to shift their production outside the U.S. and Canada, then those customers would likely source zinc overseas, and, as a result, our net sales and results of operations would be adversely affected. If we cannot compete other than by reducing prices, we may lose market share and suffer reduced profit margins. If our competitors lower their prices, it could inhibit our ability to compete for customers with higher value-added sales and could lead to a reduction in our sales volumes and profit. If our product mix changed as a result of competitive pricing, it could have an adverse impact on our gross margins and profitability.
If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.
          Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, factors such as increased competition, legal and regulatory developments, general economic conditions or increased operating costs could prevent us from increasing our capacity, implementing further productivity improvements or continuing to enhance our business and product mix.
          An important part of our strategy is to grow our business by expanding our capacity to produce zinc oxide and increase the volume of EAF dust that we process. We currently plan to invest in both the conversion of an existing refining column at our Monaca facility and the construction of a new kiln. We are also planning additional capacity expansion projects following the completion of our underwritten public offering. We may need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion on acceptable terms. Our construction costs may also increase to levels that would make our facilities unprofitable to operate. Our planned capacity expansions may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the zinc oxide market, increased sales to various industries, including the alkaline battery industry, and projected increases in EAF dust recycling may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.
Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.
          As of June 30, 2007, we had 1,033 employees, 813, or 79%, of whom were covered by union contracts. Six of the nine collective bargaining agreements to which we are a party are scheduled to expire in the next 12 months. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees which may interfere with our production or increase our costs, either of which would negatively impact our operating results. A collective bargaining agreement with respect to workers at our Palmerton, Pennsylvania plant recently expired, and we were not able to finalize a new agreement prior to the date of expiration. Unionized workers voted to strike, effective May 1, 2007. The strike ended on May 15, 2007 following the finalization of a new collective bargaining agreement. A similar strike at another one of our facilities, or a strike that was longer in duration, could have a material adverse effect on our ability to produce our products and meet customer demands, which would have an adverse impact on our operating results.
Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our net income.
          An interruption in production or service capabilities at any of our six production facilities as a result of equipment or power failure or other reasons could limit our ability to deliver products to our customers, reducing our net sales and net income and potentially damaging relationships with our customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, damage to our reputation and/or permanent loss of customers. Any such production stoppage or delay could also require us to make unplanned capital expenditures. Furthermore, because many of our customers are, to varying degrees, dependent on deliveries from our facilities, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, explosions, adverse weather conditions or other events. We have experienced, and may experience in the future, periods of reduced production as a result of repairs that are necessary to our kiln, smelting and refinery operations. If any of these events occur in the future, they could have a material adverse effect on our business, financial condition or results of operations. Our insurance policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from, among other things, physical damage, business interruptions and product liability.
Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.
          Energy is one of our most significant costs, comprising approximately $60 million of our cost of sales in 2006. Our kilns rely on electricity and natural gas in order to operate, our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and diesel fuel costs would have reduced our income from operations by approximately $4 million for fiscal 2006. In addition, in the event of an interruption in the supply of coal to our power plant at our Monaca facility, that facility would be required to purchase electricity, which may not be available, and would be subject to the same risks related to an increase in electricity costs. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.
If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.
          In 2006, our ten largest customers were responsible for 42% of our consolidated sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.
          In addition, approximately 29% by volume of our zinc product shipments in 2006 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a purchase order basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.
Our operations are subject to numerous federal and state statutes that regulate the protection of the health and safety of our employees, and changes in health and safety regulation could result in significant costs, which would reduce our margins and adversely affect our cash flow from operations.
          We are subject to the requirements of the OSHA, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We are also subject to federal and state laws regarding operational safety. Costs and liabilities related to worker safety may be incurred and any violation of health and safety laws or regulations could impose substantial costs on us. Possible future developments, including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal injury or property damages resulting from our operations could result in substantial costs and liabilities that could reduce the amount of cash that we would otherwise have to distribute or use to service our indebtedness or further enhance our business.
Litigation related to worker safety may result in significant liabilities and limit our profitability.
          We may be involved in claims and litigation filed on behalf of persons alleging injury predominantly as a result of occupational exposure to substances at our facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We are subject to stringent environmental regulation, which may cause us to incur significant costs and liabilities that could materially harm our operating results.
          Our business is subject to a wide variety of environmental regulations and our operations expose us to a wide variety of potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste Resource Conservation and Recovery Act (“RCRA”). Our failure to properly process and handle EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for removal or treatment of hazardous substances. In addition, as part of the asset purchase out of bankruptcy, we inherited several environmental issues of our predecessor at our Palmerton facility cited in a 1995 EPA and Pennsylvania Department of Environmental Protection (“PADEP”) consent decree. We have established a reserve in the amount of $8.2 million, as of June 30, 2007, to cover the cost of removal of lead concentrate contained within three buildings at our Palmerton facility, as well as the construction of a storage building for calcine kiln feed materials at our Palmerton facility and closures related to RCRA at our Bartlesville facility. We also may incur costs related to future compliance with “Maximum Achievable Control Technology” (“MACT”) air emission regulations relating to industrial boilers as well as future MACT regulations relating to the non-ferrous secondary metals production category, and these costs may be material. In addition, Pennsylvania has adopted regulations with respect to mercury emission regulations that are more stringent than federal MACT regulations in this area, and such regulations may result in additional ongoing compliance expenditures. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.
Our hedging strategies may fail to protect us from changes in the prices for natural gas, coal and zinc, which could reduce our gross margin and cash flow.
          We pursue various hedging strategies, including entering into forward purchase contracts, in order to reduce our exposure to losses from adverse changes in the prices for natural gas, coal and zinc. Our hedging activities vary in scope based upon the level and volatility of natural gas, coal and zinc prices and other changing market conditions. Our hedging activity may fail to protect or could harm our operating results because, among other things:
•	hedging can be expensive, particularly during periods of volatile prices;

•	available hedges may not correspond directly with the risks that we are seeking to protect ourselves against;

•	the duration of the hedge may not match the duration of the risk that we are seeking to protect ourselves against; and

•	the counterparty to a hedging transaction may default on its obligation to pay or deliver under the forward contract.
We depend on the service of key individuals, the loss of whom could materially harm our business.
          Our success will depend, in part, on the efforts of our executive officers and other key employees, none of whom are covered by key person insurance policies. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, our business, results of operations and financial condition may be negatively impacted. Moreover, the market for qualified individuals may be highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees, should the need arise.
We may not be able to protect our intellectual property, particularly our proprietary technology related to the recycling of EAF dust and the smelting of recycled zinc, and our market share and results of operations could be harmed.
          We rely upon proprietary know-how and continuing technological innovation and other trade secrets to develop and maintain our competitive position. Our competitors could gain knowledge of our know-how or trade secrets, either directly or through one or more of our employees or other third parties. If one or more of our competitors can use or independently develop such know-how or trade secrets, our market share, sales volumes and profit margins could be adversely affected.

We depend on third parties for transportation services, and their failure to deliver raw material to us or finished products to our customers could increase our costs and harm our reputation and operating results.
          We rely primarily on third parties for transportation of the products we manufacture, as well as the delivery of EAF dust to our recycling plants and other raw materials, including recycled zinc, to our Monaca production facility. In particular, a substantial portion of the raw materials we use is transported by railroad, which is highly regulated. If any of our third-party transportation providers were to fail to deliver our products in a timely manner, we may be unable to sell those products at full value, or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to meet customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could disrupt our operations, harm our reputation and have a material adverse effect on our financial condition and operating results.
Substantially all of our common stock will be freely tradeable within 60 days of the date of the effectiveness of our Registration Statement on Form S-1 relating to our initial public offering, and future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.
          Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We currently have 34,773,721 shares of common stock outstanding. Of these shares, the 5,597,050 shares of common stock sold in our initial public offering consummated on August 15, 2007 are freely tradeable, without restriction, in the public market. Substantially all of our remaining shares of common stock have been included in a shelf registration statement that was declared effective on August 13, 2007. Substantially all of our existing stockholders have the right, beginning on October 9, 2007, to sell any or all of their shares freely, without restriction, in the public market. Sales by one or more of these holders could cause the price of our common stock to decline. In addition, the fact that substantial amounts of our common stock will be freely tradeable shortly may cause the price of our common stock to decline, even in the absence of substantial sales.
We do not have any current plan to pay, and are restricted in our ability to pay, any dividends on our common stock, and as a result, your only opportunity to achieve a return on your investment is if the price of our common stock increases.
          We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock will also be restricted by the terms of our credit facilities. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you pay.
Provisions of our amended certificate of incorporation and by-laws could delay or prevent a takeover of us by a third party and may prevent attempts by stockholders to replace or remove our current management.
          Provisions in our amended certificate of incorporation and by-laws and of Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change our management and board of directors. Our amended certificate of incorporation and by-laws:
•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	classify the board of directors into staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting by our stockholders to effect amendments to provisions of our amended certificate of incorporation concerning the number of directors;

•	require super-majority voting by our stockholders to effect any stockholder-initiated amendment to any provision of our by-laws;

•	limit who may call special meetings of our stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for stockholder nominations of candidates for election to the board of directors or for stockholder proposals that can be acted upon at annual meetings of stockholders; and

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.
          In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock and limit the return, if any, you are able to achieve on your investment in us.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Change in Securities.
a. Recent Sales of Unregistered Securities:
          On April 12, 2007, we completed a private placement of 13,973,862 shares of our common stock (including 1,822,678 shares pursuant to the exercise of an over-allotment option), 10,501,659 of which were offered and sold to qualified institutional buyers pursuant to Rule 144A under the Securities Act, 245,000 of which were offered and sold to foreign buyers pursuant to Regulation S promulgated under the Securities Act and 3,277,203 of which were offered and sold to accredited investors pursuant Rule 506 under the Securities Act. Friedman, Billings, Ramsey & Co., Inc. (“FBR”) served as the initial purchaser under the Rule 144A and Regulation S offerings and served as our placement agent with respect to the Rule 506 offering. In the 144A and Regulation S offerings, we sold the securities to FBR at a price of $12.56 per share, which was a $0.95 per share discount to the gross offering price to the investors of $13.50 per share. In the 506 offering, we sold shares to the investors at $13.50 per share and paid FBR a $0.95 per share commission. Aggregate net proceeds to us for the total offering, after deducting discounts and commissions of $13,205,300, was $175,441,837. We relied on subscription agreements and associated questionnaires in order to satisfy ourselves that the requirements of Rule 144A, Regulation S and Rule 506, as applicable, were satisfied.
          On May 14, 2007, we issued 74,074 shares of our common stock in respect of options that were exercised by certain members of our management team.
          On June 11, 2007, we issued 12,000 shares of restricted stock to three independent members of our board of directors.
          We believe the sale and issuance of securities in the transactions described above were exempt from registration under the Securities Act pursuant to Section 4(2) thereof, Regulation D or Regulation S promulgated thereunder or Rule 701 pursuant to compensatory benefit plans and contracts relating to compensation. The recipients of securities in each such transaction represented their intention to acquire securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates issued, or book entries made, in such transactions.

b. Stock Repurchases:

(c)
			Total Number of	(d)
			Shares Purchased as	Maximum Number of
	(a)	(b)	Part of Publicly	Shares that May Yet
	Total Number of	Average Share	Announced Plans or	Be Purchased Under
Period	Shares Purchased	Price	Programs	the Plans or Programs
April 1 - April 30	—	—	—	—
May 1- May 31	6,213,076	12.55	—	—
June 1 - June 30	—	—	—	—
          On May 8, 2007 we used the net proceeds of our April 12, 2007 offering to repurchase an aggregate of 6,213,076 shares of our common stock and to redeem outstanding warrants, all of which were fully exercisable, for 5,938,108 shares of our common stock, including warrants exercisable for fractional shares, in each case held by our pre-November 2006 stockholders or their transferees, at a price equal to $12.55 per share, plus a portion of the interest that accrued in an escrow account established to hold the offering proceeds pending regulatory approval of the transaction, and less, in the case of warrants, the applicable exercise price.
Use of Proceeds from Registered Securities.
          On August 15, 2007, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Pursuant to this Registration Statement, we registered the sale of a total of 5,597,050 shares of common stock, of which we sold 4,580,957 shares and the selling stockholders sold 1,016,093 shares. The 4,580,957 shares of common stock sold by us include 409,722 shares sold pursuant to the underwriters’ over-allotment option. The 1,016,093 shares of common stock sold by the selling stockholders includes 320,328 shares sold pursuant to the underwriters’ over-allotment option. At a public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by us was $82,457,226, and the aggregate price of the shares of common stock sold by the selling stockholders was $18,289,674. We did not receive any proceeds from the sale of common stock by the selling stockholders. The lead managing underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc.
          Our net proceeds from the offering, after accounting for approximately $5.8 million, ($1.26 per share), in underwriting discounts and commissions and approximately $0.7 million of expenses relating to the offering, were approximately $76.0 million. We used a portion of the net proceeds to retire substantially all debt and expect to use the remaining proceeds to fund capital improvements and for general corporate purposes.
Item 3. Defaults Upon Senior Securities.
          [None]
Item 4. Submission of Matters to a Vote of Security Holders.
          The Annual Meeting of Stockholders of the Company was held on June 11, 2007. On May 14, 2007, the record date for the meeting, 29,860,436 shares of the Company’s common stock were issued and outstanding and entitled to vote at the meeting. At the meeting, 20,176,920 shares of the Company’s common stock were represented in person or by proxy. The Company’s stockholders elected one nominee to the Company’s Board of Directors to serve as a Class I director and approved the Company’s Amended and Restated 2006 Long-Term Equity Incentive Plan.

The votes cast for the election of James M. Hensler as a Class I director were 20,176,920 for and zero votes withheld. The votes cast for the approval of the Company’s Amended and Restated 2006 Long-Term Equity Incentive Plan were 20,176,920 votes for and zero votes withheld.
Item 5. Other Information.
          [None]
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by James M. Hensler, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Scherich, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSHEAD HOLDING CORP.

/s/ James M. Hensler By: James M. Hensler
Its: President and Chief Executive Officer
     This report has been signed by the following persons in the capacities indicated on August 31, 2007.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	August 31, 2007

/s/ Robert D. Scherich	Principal Financial and	August 31, 2007
Robert D. Scherich	Accounting Officer