Form 10-Q
period 2007-09-30
Horsehead Holding Corp
filed 2007-11-14
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33658
Horsehead Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0447377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Frankfort Road
Monaca, Pennsylvania 15061 (Address of Principal Executive Offices, including Zip Code)	(724) 774-1020 (Registrant’s Telephone Number, Including Area Code)

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
          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock, as of November 9, 2007, was 34,775,721.

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
 i

decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with future acquisitions, joint ventures or asset dispositions.
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and September 30, 2007
(Amounts in thousands, except per share amounts)

	December 31, 2006	September 30, 2007
	(Audited)	(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$958	$77,436
Accounts receivable, net of allowance of $904 and $1,031, respectively	71,435	64,720
Inventories	57,588	63,351
Prepaid expenses and other current assets	7,262	3,917
Deferred income taxes	351	735

Total current assets	137,594	210,159
Property, plant and equipment, net	63,794	84,249
Other assets
Deferred financing costs, net of amortization of $1,257 and $366, respectively	4,171	1,832
Deposits and other	147	319

Total other assets	4,318	2,151

Total assets	$205,706	$296,559

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolver	$14,398	$—
Current maturities of long-term debt	7,058	60
Accounts payable	38,775	36,253
Accrued expenses	18,500	19,154

Total current liabilities	78,731	55,467
Long-term debt, less current maturities	58,225	136
Other long-term liabilities	17,909	17,797
Deferred income taxes	847	847
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares authorized; 22,026 and 34,775 shares issued and outstanding in 2006 and 2007, respectively	220	348
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	23,433	122,177
Retained earnings	26,341	99,787

Total stockholders’ equity	49,994	222,312

Total liabilities and stockholders’ equity	$205,706	$296,559

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2006 and 2007
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Net sales of zinc material and other goods	$118,375	$122,817	$307,477	$392,770
EAF dust service fees	12,384	11,170	39,253	33,649

Net sales	130,759	133,987	346,730	426,419
Cost of sales of zinc material and other goods (excluding depreciation)	93,821	88,956	254,255	283,169
Cost of EAF dust services	1,817	1,783	6,219	4,629

Cost of sales (excluding depreciation)	95,638	90,739	260,474	287,798
Depreciation	1,810	2,288	5,975	7,232
Selling, general and administrative expenses	4,852	3,797	12,502	11,851

Total costs and expenses	102,300	96,824	278,951	306,881
Income from operations	28,459	37,163	67,779	119,538
Other income (expense)
Interest expense	(2,138)	(1,538)	(6,568)	(7,155)
Interest and other income	196	979	285	1,753

Income before income taxes	26,517	36,604	61,496	114,136
Income tax provision	10,040	12,418	23,238	40,690

NET INCOME	$16,477	$24,186	$38,258	$73,446

Earnings per common share:
Basic	$0.83	$0.75	$1.92	$2.72
Diluted	$0.61	$0.73	$1.42	$2.40
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2007
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at December 31, 2006	22,026	$220	$23,433	$26,341	$49,994

Equity offering	18,554	186	249,443		249,629
Stock warrant redemption	5,938	59			59
Stock option exercise	394	4	715		719
Common stock repurchase	(12,151)	(121)	(152,437)		(152,558)
Restricted stock grant	14		62		62
Stock compensation expense			961		961

Net income				73,446	73,446

Balance at September 30, 2007	34,775	$348	$122,177	$99,787	$222,312

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2006 and 2007
(Unaudited)
(Amounts in thousands)

	2006	2007
Cash Flows from Operating Activities:
Net income	$38,258	$73,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,567	9,571
Deferred income taxes	—	(384)
Deferred interest payable	206	269
Losses on derivative financial instruments	12,629	3,912
Non-cash compensation expense	21	1,023
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(29,304)	6,715
(Increase) in inventories	(28,781)	(5,763)
(Increase) decrease in prepaid expenses and other current assets	(6,271)	2,527
(Increase) in other assets	(1,249)	(172)
Increase (decrease) in accounts payable	20,884	(2,522)
(Decrease) in accrued expenses	(1,328)	(2,440)
(Decrease) in other non-current liabilities	(173)	(112)

Net cash provided by operating activities	11,459	86,070
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(9,041)	(27,687)

Net cash (used in) investing activities	(9,041)	(27,687)
Cash Flows from Financing Activities:
Proceeds from exercise of warrants and options	—	778
Net proceeds from issuance of stock	—	249,629
Purchase of stock from investors	—	(152,558)
Net (payments on) revolving credit facility	(3,424)	(14,398)
Proceeds from issuance of notes payable	19,000	—
Payments on notes payable and long-term debt	(16,998)	(65,356)

Net cash (used in) provided by financing activities	(1,422)	18,095

Net Increase In Cash And Cash Equivalents	996	76,478
Cash and cash equivalents at beginning of period	553	958

Cash and cash equivalents at end of period	$1,549	$77,436

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2007. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Registration Statement on Form S-1 originally filed with the SEC on July 2, 2007 (File No. 333-114295).
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
     On August 13, 2007, the SEC declared the Company’s registration statement on Form S-1 originally filed by the Company with the SEC on April 13, 2007 (File No. 333-142113) effective. The registration statement relates to the resale from time to time of 29,860 of previously unregistered shares of the Company’s common stock issued in its November 2006 and April 2007 private placements (see Note C of the footnotes to the consolidated financial statements for the year ended December 31, 2006 included in the Company’s registration statement on Form S-1 for a description of the November 2006 private placement). The Company did not receive any proceeds from the sale of stock registered thereby.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     On August 15, 2007, the Company completed an initial public offering of shares of its common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Pursuant to this Registration Statement, the Company registered a total of 5,597 shares of common stock, of which it sold 4,581 shares and certain selling stockholders sold 1,016 shares. The 4,581 shares of common stock sold by the Company include 410 shares sold pursuant to the underwriters’ over-allotment option. The 1,016 shares of common stock sold by the selling stockholders include 320 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by the Company was $82,457 and the aggregate price of the shares of common stock sold by the selling stockholders was $18,290. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds realized by the Company from the offering, after accounting for approximately $5,772 million in underwriting discounts and commissions and approximately $1,314 of expenses relating to the offering, were approximately $75,371. The Company used a portion of the net proceeds to retire substantially all debt and expects to use the remaining proceeds to fund capital improvements and for general corporate purposes.
NOTE D—INVENTORIES
     Inventories consisted of the following at December 31, 2006 and September 30, 2007:

	December 31,	September 30,
	2006	2007
Raw materials	$26,962	$29,708
Work-in-process	1,158	2,322
Finished goods	20,959	21,486
Supplies and spare parts	8,509	9,835

	$57,588	$63,351

     Supplies and spare parts inventories are net of reserves for slow-moving inventory of $1,562 and $2,086 at December 31, 2006 and September 30, 2007, respectively.
NOTE E—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at December 31, 2006 and September 30, 2007:

	December 31,	September 30,
	2006	2007
Land and land improvements	$7,265	$7,297
Buildings and building improvements	21,285	21,805
Machinery and equipment	52,890	53,930
Construction in progress	4,458	30,553

	85,898	113,585
Less accumulated depreciation	(22,104)	(29,336)

	$63,794	$84,249

NOTE F—NOTES PAYABLE AND LONG-TERM DEBT
     Notes payable, including the revolving credit facility, and long-term debt consisted of the following at December 31, 2006 and September 30, 2007:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	December 31,	September 30,
	2006	2007
Revolving credit facility	$14,398	$—
Note payable to Contrarian Service Company L.L.C.	57,461	—
Note payable to Beaver County Corporation for Economic Development	239	196
Note payable to CIT Group Business Credit, Inc., due January, 2007	583	—
Note payable to CIT Group Business Credit, Inc., due January, 2008	7,000	—

	79,681	196
Less portion currently payable	(21,456)	(60)

	$58,225	$136

     In May and July 2007, the Company repaid and cancelled the note payable to Contrarian Service Company (“Contrarian”). In August 2007 the Company also repaid and cancelled the notes payable to CIT Group Business Credit (“CIT”).
     At December 31, 2006 the Company’s amended credit facility was $132,000. It was comprised of the revolving credit facility (“Revolver”) with CIT and the note payable to Contrarian Service Company L.L.C. The repayment of the Contrarian note payable brought the credit facility to $75,000 at September 30, 2007.
     The outstanding borrowings on the revolving credit facility (“Revolver”), together with any outstanding letters of credit, cannot exceed the Company’s borrowing base, which includes eligible receivables, inventories and certain other assets. The financing agreement with CIT also provides for certain covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions as well as providing for the maintenance of certain financial covenants. The Revolver expires in 2010. At both December 31, 2006 and September 30, 2007, the company had $15,549 of letters of credit outstanding to collateralize self insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. Availability under the Revolver was $45,053 and $59,451 at December 31, 2006 and September 30, 2007, respectively. The Revolver is collateralized by substantially all assets of the company’s subsidiaries.
The company was in compliance with all covenants under the Financing Agreement at September 30, 2007.
NOTE G—ACCRUED EXPENSES
     Accrued expenses at December 31, 2006 and September 30, 2007 consisted of the following:

	December 31,	September 30,
	2006	2007
Employee related costs	$7,384	$7,436
Accrued hedge liability	—	3,094
Accrued utilities	1,118	1,006
Insurance claim liabilities	2,400	2,400
Other	7,598	5,218

	$18,500	$19,154

NOTE H—INCOME TAXES
     The Company’s effective tax rates were 37.9% and 33.9% for the three months ended September 30, 2006 and 2007, respectively and 37.8% and 35.7% for the nine months ended September 30, 2006,and 2007, respectively. The provision for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes primarily due to state income taxes.

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
     The Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109 (“FIN 48”) on January 1, 2007. As required by FIN 48, which clarifies FASB Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Company applied FIN 48 to all tax positions for which the statute of limitations remained open. Based on the Company’s analysis it concluded that the application of FIN 48 had no effect on the recorded tax assets or liabilities of the Company. Consequently no cumulative effect adjustment was recorded as of January 1, 2007.
NOTE I—RELATED PARTY TRANSACTIONS
     In 2003, the Company entered into a ten year management services agreement with an affiliated company, Sun Capital Partners Management III, LLC (“SCPM”), an entity affiliated with the Company’s former controlling stockholder. Under the terms of this agreement, financial and management services were provided to the company including advice on financial reporting, accounting, management information systems and staffing. The annual fee for these services was the greater of $600 or 6% of the company’s EBITDA (defined as the sum of net income, interest expense, income taxes, depreciation and amortization) with further adjustments for certain extraordinary, nonrecurring and non-cash transactions as defined in the agreement. Also, under the terms of the management services agreement, SCPM was entitled to receive a fee for services provided with respect to certain corporate events, such as refinancings, restructurings, equity and debt offerings, and mergers equal to 1% of the aggregate consideration resulting from such transactions.
     On November 22, 2006, the management services agreement with SCPM was terminated.
     The total expenses included in selling, general and administrative expenses in the accompanying consolidated statements of income for the SCPM fees described above were $2,198 and $5,946 for the three and nine months ended September 30, 2006.
NOTE J—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the equity offering and stock repurchase in November 2006, and may be exercised at any time prior to September 15, 2014. In May 2007 and August 2007, 74 and 320 options were exercised, respectively. The aggregate intrinsic value at September 30, 2007 of the options outstanding under the 2004 Plan was $13,196.
     The following table summarizes the status of options outstanding under the 2004 Plan at September 30, 2007:

Weighted		Weighted Average
Average		Remaining
Exercise Price	Number of Shares	Contractual Life
$1.01	477	6.9
$2.36	104	6.9
$7.39	60	6.9

$1.82	641	6.9

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
     On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the 2006 Plan. The exercise price is $13.00 per share. The options have a term of ten years and vest ratably over a 5 year period from date of grant. Generally, the vested options may be exercised any time after November 30, 2007 and before the earliest of January 24, 2017 or the date of the option holder’s employment termination.
     The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years and no expected dividends. The related compensation for the three and nine months ended September 30, 2007 was $339 and $961, respectively. Unrecognized compensation expense as of September 30, 2007 was $5,822. The aggregate intrinsic value at September 30, 2007 of the options outstanding under the 2006 Plan was $10,174.
     At September 30, 2007, there were 1,080 options outstanding, each with an exercise price of $13.00 per share and 9.29 years of remaining contractual life. During the year 5 options were forfeited.
     On June 11, 2007 the Company issued a total of 12 shares of restricted stock under the 2006 Plan to the three non-employee directors on the board at the time. On September 27, 2007 the Company issued 2 shares of restricted stock to a newly appointed non-employee director under the 2006 Plan. The shares may not be transferred until they become fully vested on June 11, 2008 and September 27, 2008, respectively.
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
     The Company sells the lead co-product of its EAF dust recycling operation at varying LME-based lead prices. In June 2007, in order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract.
     For the three and nine months ended September 30, 2006, the Company recognized income of $664 and $952, respectively, from the settlement of such contracts. For the three and nine months ended September 30, 2007, the Company recognized expense of $545 and $106, respectively. The income and expense recognized from the settlement of these contracts is included as a component of net sales.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     At December 31, 2006, approximately $9,326 of future contracts were outstanding, all of which settle in 2007. The fixed portions of these contracts have settlement prices ranging from $1.40 to $1.82 per pound. The fair value of these contracts at December 31, 2006 totaled approximately $977 and is included in “Prepaid expenses and other assets”. At September 30, 2007, approximately $14,727 of future contracts were outstanding all of which settle at various dates up to and including June 30, 2008. The fair value at September 30, 2007 of the zinc contracts totaled approximately $159 and is included in “Prepaid expenses and other current assets”. The fair value of the lead contracts at September 30, 2007 totaled approximately $(3,094) and is included in “Accrued expenses”. Adjustments of $209 and $382 to record these contracts at fair value are included as increases of net sales in the accompanying consolidated statements of income for the three and nine months ended September 30, 2006, respectively. Fair value adjustments of $2,150 and $3,912 are included as reductions of net sales for the three and nine months ended September 30, 2007, respectively.
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
NOTE M—EARNINGS PER SHARE
     Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if the potentially dilutive common shares had been issued. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.
     The information used to compute basic and diluted earnings per share follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Basic earnings per share:
Net income	$16,477	$24,186	$38,258	$73,446
Weighted average shares outstanding—basic	19,963	32,376	19,963	27,034

Basic earnings per share	$0.83	$0.75	$1.92	$2.72

Diluted earnings per share:
Net income	$16,477	$24,186	$38,258	$73,446
Weighted average shares outstanding—diluted	27,004	33,097	26,971	30,645

Diluted earnings per share	$0.61	$0.73	$1.42	$2.40

Reconciliation of average shares outstanding — basic to average shares outstanding—diluted:
Weighted average shares outstanding—basic	19,963	32,376	19,963	27,034
Effect of dilutive securities:
Options	1,107	721	1,074	829
Warrants	5,934	—	5,934	2,782

Weighted average shares outstanding—diluted	27,004	33,097	26,971	30,645

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
Overview
     Our History
          We are a leading U.S. producer of specialty zinc and zinc-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals. We believe that we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal in North America. We believe we are also the largest North American recycler of electric arc furnace (“EAF”) dust, a hazardous waste produced by the steel mini-mill manufacturing process. We, together with our predecessors, have been operating in the zinc industry for more than 150 years.
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
     Factors Affecting Our Operating Results
          Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust and other zinc-bearing secondary materials that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first nine months of 2007, comprised approximately 60% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity.
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

          Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first nine months of 2007, approximately 45% of our production costs were purchased feedstock-related and approximately 55% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. A majority of our purchased feedstock is priced at a discount to the LME. For the first nine months of 2007 the cost of our purchased feedstock was 74% of the LME.
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
The collective bargaining agreement covering approximately 500 hourly workers at our Monaca facility will expire on November 17, 2007. We are currently in negotiations with the union.
Trends Affecting Our Business
        Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc;

•	gain and loss of customers;

•	pricing pressures from competitors;

•	new entrants into the EAF dust recycling market

•	decline in use of zinc products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations; and

•	our operational efficiency improvement programs.
          We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $1.96 per pound at the end of fiscal 2006 and has since fallen to $1.23 as of November 9, 2007. Changes in zinc pricing have impacted our sales volumes, since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations.
          Changes in zinc prices have also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as anticipated new EAF capacity. This could have an adverse impact on our price realization from EAF dust recycling.

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
          Our zinc products compete with other materials in many of their applications, and in some cases our customers may shift to new processes or products. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. Our ability to anticipate shifts in product usage and to produce new products to meet our current and future customers’ needs will significantly impact our operating results. We also face intense competition from regional, national and global providers of zinc based products, and the growth of any of those competitors could reduce our market share and negatively impact our operating results.
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
Summary of Critical Accounting Policies and Estimates
The Company’s consolidated financial statements and the footnotes thereto for the fiscal year ended December 31, 2006 included in the Company’s Registration Statement on Form S-1 originally filed on July 2, 2007 (File No. 333-114295) contain a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2007 and for the three months and nine months ended September 30, 2007 and 2006. Certain of these accounting policies are described below.
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
     Financial Instruments
          The following methods are used to estimate the fair value of our financial instruments:
•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

•	The revolver approximates it’s fair value as it bears interest at variable rates indexed to market rates of interest.
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

          We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based on valuations provided by third parties. We intend to enter into arrangements hedging a portion of our exposure to future changes in the price of zinc for 2008 and 2009.
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
Results of Operations
          The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2006	2007	2006	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	73.1	67.7	75.1	67.5
Depreciation	1.4	1.7	1.8	1.7
Selling, general and administrative expenses	3.7	2.9	3.6	2.8

Income from operations	21.8	27.7	19.5	28.0
Interest expense	1.6	1.1	1.9	1.7
Interest and other income	0.1	0.7	0.1	0.4

Income (loss) before income taxes	20.3	27.3	17.7	26.7
Income tax provision (benefit)	7.7	9.3	6.7	9.5

Net income (loss)	12.6%	18.0%	11.0%	17.2%

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight fiscal quarters and the average LME zinc price for the year-to-date as of the end of each quarter are listed in the table below:

	2005	2006				2007
	Fiscal
	quarter
	ended	Fiscal quarter ended				Fiscal quarter ended
Average LME zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30

Quarter	$0.74	$1.02	$1.49	$1.53	$1.91	$1.57	$1.66	$1.46
Year-to-date	$0.63	$1.02	$1.25	$1.35	$1.49	$1.57	$1.61	$1.56
     Three Months Ended September 30, 2007 Compared with Three Months Ended September 30, 2006
          Net sales. Net sales increased $3.2 million, or 2.5%, to $134.0 million for the three months ended September 30, 2007 compared to $130.8 million from the three months ended September 30, 2006. The increase was a result of a $3.4 million improvement in price realization, due primarily to a higher average premium to the LME on zinc products sold for the third quarter of fiscal 2007 versus the third quarter of fiscal 2006, and a $2.5 million increase in co-product and miscellaneous sales. Offsetting our increases in net sales was a sales volume decrease of $4.8 million reflecting primarily a decrease in shipments of zinc metal partially offset by an increase in shipments of zinc oxide. Zinc product shipments were 37,545 tons for the three months ended September 30, 2007, or 33,575 tons on a zinc contained basis, compared to 38,584 tons, or 35,017 tons on a zinc contained basis for the three months ended September 30, 2006. The average sales price realization for zinc products on a zinc contained basis was $1.73 per pound for the three months ended September 30, 2007, compared to $1.66 per pound for the three months ended September 30, 2006.
          Approximately $2.1 million of the increase in net sales was a result of a mark to market adjustment on various hedging instruments we employed to hedge the selling prices of a portion of our expected production. The adjustment for the three months ended September 30, 2006 reduced net sales by $4.5 million compared to a reduction in net sales of $2.4 million for the three months ended September 30, 2007.
          Net sales of zinc metal decreased $8.8 million, or 13.7%, to $55.4 million for the three months ended September 30, 2007, compared to $64.2 million for the three months ended September 30, 2006. The decrease was primarily attributable to a $9.3 million decrease in brokered metal sales volume. The volume decrease was partially offset by a $0.5 million improvement in price realization due primarily to a higher average premium to the LME on zinc products sold for the third quarter of fiscal 2007 versus the third quarter of fiscal 2006.
          Net sales of zinc oxide increased $9.1 million, or 17.7%, to $60.4 million for the three months ended September 30, 2007, compared to $51.3 million for the three months ended September 30, 2006. The increase was attributable to a $3.3 million improvement in price realization due primarily to the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $1.66 per pound for the three months ended June 30, 2007 compared to $1.49 per pound for the three months ended June 30, 2006. The remaining portion of the increase is attributable to a $5.8 million sales volume increase.
          Net sales of zinc and copper-based powder decreased $0.4 million, or 12.7%, to $3.1 million for the three months ended September 30, 2007 compared to $3.5 million for the three months ended September 30, 2006. This decrease was attributable primarily to decreases in prices and shipment volume of our copper-based powders.
          Revenues from EAF dust recycling decreased $1.2 million, or 9.8%, to $11.2 million for the three months ended September 30, 2007, compared to $12.4 million for the three months ended September 30, 2006. Decreased volumes caused revenues to decline by $1.1 million. A 1% decrease in price realization on EAF dust recycling fees for the three months ended September 30, 2007 compared to the three months ended September 30, 2006 resulted in a decrease in net sales of $0.1 million. EAF dust revenues for the three months ended September 30, 2007 were based upon 112,057 tons versus 122,598 tons for the three months ended September 30, 2006, reflecting reduced EAF steel output.
          Cost of sales (excluding depreciation). Cost of sales decreased $4.9 million, or 5.1%, to $90.7 million for the three months ended September 30, 2007, compared to $95.6 million for the three months ended September 30, 2006. As a percentage of net sales, cost of sales was 67.7% for the three months ended September 30, 2007 as compared to 73.1% for the three months ended September 30, 2006. The decrease was primarily the result of a $9.5 million reduction in brokered metal costs partially offset by an increase of $3.7 million in volume and a corresponding increase of $1.9 million in costs of produced zinc products shipped.

     Depreciation. Depreciation expense increased $0.5 million, or 26.4%, to $2.3 million for the three months ended September 30, 2007 compared to $1.8 million for the three months ended September 30, 2006. The increase reflects the increased capital expenditures during the twelve months ended September 30, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million to $3.8 million for the three months ended September 30, 2007, compared to $4.9 million for the three ended September 30, 2006. The decrease was primarily attributable to the elimination of the management fees to Sun Capital Partners Management III, LLC pursuant to our management services agreement with them that was terminated in November 2006. The fees for the three months ended September 30, 2006 were $2.2 million. For the three months ended September 30, 2007, the significant items partially offsetting the elimination of the fees paid to Sun were a wage and benefit increase of $0.7 million, including $0.3 million in non-cash stock option expense, and a $0.3 million increase in legal, professional and audit expenses.
     Interest expense. Interest expense decreased $0.6 million to $1.5 million for the three months ended September 30, 2007, compared to $2.1 million for the three months ended September 30, 2006. The decrease is primarily attributable to lower debt levels in 2007. Interest expense for the three months ended September 30, 2007 included $1.0 million in amortization of deferred finance charges, of which $0.8 million was related to the early extinguishment of notes payable during the quarter.
     Interest and other income increased $0.8 million for the three months ended September 30, 2007. The increase was primarily attributable to $0.5 million in interest earned on excess cash during the quarter resulting primarily from the initial public offering of our common stock as well as strong cash flows provided by operations during the quarter.
     Income tax provision. Our income tax provision was $12.4 million for the three months ended September 30, 2007, compared to $10.0 million for the three months ended September 30, 2006. Our effective tax rates were 33.9% for the three months ended September 30, 2007 and 37.9% for the three months ended September 30, 2006.
     Net income. For the reasons stated above, our net income increased to $24.2 million for the three months ended September 30, 2007, compared to $16.5 million for the three months ended September 30, 2006.
   Nine Months Ended September 30, 2007 Compared with Nine Months Ended September 30, 2006
     Net sales. Net sales increased $79.7 million, or 23.0%, to $426.4 million for the nine months ended September 30, 2007 compared to $346.7 million for the nine months ended September 30, 2006. The increase was a result of an $87.2 million improvement in price realization, due primarily to the LME average zinc price for the first nine months of fiscal 2007 exceeding the first nine months of fiscal 2006, a higher average premium to the LME on zinc products sold, and a $5.7 million increase in co-product and miscellaneous sales. Approximately $8.4 million of the increase in our net sales was the result of a reduction of the mark to market adjustment on various hedging instruments we employed to hedge the selling prices of a portion of our expected production. The adjustment for the nine months ended September 30, 2006 reduced net sales by $12.6 million compared to a reduction of $4.2 million for the nine months ended September 30, 2007. Offsetting our increase in net sales was a sales volume decrease of $21.6 million reflecting primarily a decrease in shipments of both brokered metal and produced metal partially offset by an increase in shipments of zinc oxide.
     Net sales of zinc metal increased $12.2 million, or 7.4%, to $177.6 million for the nine months ended September 30, 2007, compared to $165.4 million for the nine months ended September 30, 2006. The increase was attributable to a $35.8 million improvement in price realization due primarily to the higher LME average zinc price during the nine months ended September 30, 2007 and to a higher average premium to the LME on zinc products sold, partially offset by a sales volume decrease of $23.6 million. The reduced sales volume primarily reflects reduced shipment levels of brokered metal and an increase in the quantity of produced metal further processed into zinc oxide.
     Net sales of zinc oxide increased $58.7 million, or 43.7%, to $193.1 million for the nine months ended September 30, 2007, compared to $134.4 million for the nine months ended September 30, 2006. The increase was attributable to a $50.8 million improvement in price realization due primarily to the higher LME average zinc price during the nine months ended September 30, 2007 and a sales volume increase of $7.9 million.
     Net sales of zinc and copper-based powder increased $0.3 million, or 2.8%, to $10.0 million for the nine months ended September 30, 2007 compared to $9.7 million for the nine months ended September 30, 2006. Increases in prices accounted for $1.2 million of the improvement while lower sales volumes offset the increase by $0.9 million.
     Revenues from EAF dust recycling decreased $5.6 million, or 14.3%, to $33.6 million for the nine months ended September 30, 2007, compared to $39.2 million for the nine months ended September 30, 2006. Decreased volumes caused revenues to decline by $5.0 million. A 2% decrease in price realization on EAF dust recycling fees for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 resulted in a decrease in net sales of $0.6 million. EAF dust revenues for the nine months ended September 30, 2007 were based upon 342,225 tons versus 392,044 tons for the nine months ended September 30, 2006, reflecting reduced EAF steel output.

     Cost of sales (excluding depreciation). Cost of sales increased $27.3 million, or 10.5%, to $287.8 million for the nine months ended September 30, 2007, compared to $260.5 million for the nine months ended September 30, 2006. As a percentage of net sales, cost of sales was 67.5% for the nine months ended September 30, 2007 as compared to 75.1% for the nine months ended September 30, 2006. The increase was primarily the result of a $24.1 million increase in purchased feed costs primarily reflecting the increase in the LME average zinc price and an $18.5 million increase in conversion costs led largely by a $14.8 million increase in labor, maintenance and utility costs. Our cost of sales was reduced by a $12.2 million reduction in brokered metal costs and a shipping volume reduction of $1.4 million.
     Depreciation. Depreciation expense increased $1.2 million, or 21.0%, to $7.2 million for the nine months ended September 30, 2007 compared to $6.0 million for the nine months ended September 30, 2006. The increase reflects the increased capital expenditures during the twelve months ended September 30, 2007.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $0.6 million to $11.9 million for the nine months ended September 30, 2007, compared to $12.5 million for the nine ended September 30, 2006. The decrease was primarily attributable to the elimination of the management fees to Sun Capital Partners Management III, LLC pursuant to our management services agreement with them that was terminated in November 2006. The fees for the nine months ended September 30, 2006 were $5.9 million. For the nine months ended September 30, 2007, the significant items partially offsetting the elimination of the fees paid to Sun were a wage and benefit increase of $3.2 million, including $1.0 million in non-cash stock option expense, and a $1.0 million increase in legal, professional and audit expenses.
     Interest expense. Interest expense increased $0.6 million to $7.2 million for the nine months ended September 30, 2007, compared to $6.6 million for the nine months ended September 30, 2006. Lower average debt levels in 2007 partially offset the higher average variable interest rates associated with the debt. Interest expense for the nine months ended September 30, 2007 included $2.3 million in amortization of deferred finance charges, of which $1.6 million was related to the early extinguishment of notes payable during the year.
     Interest and other income increased $1.5 million for the nine months ended September 30, 2007. The increase was primarily attributable to $1.2 million in interest earned on excess cash during the year resulting primarily from the second quarter private placement transaction, the initial public offering of our common stock and strong cash flows provided by operations during the year.
     Income tax provision. Our income tax provision was $40.7 million for the nine months ended September 30, 2007, compared to $23.2 million for the nine months ended September 30, 2006. Our effective tax rates were 35.7% for the nine months ended September 30, 2007 and 37.8% for the nine months ended September 30, 2006.
     Net income. For the reasons stated above, our net income increased to $73.4 million for the nine months ended September 30, 2007, compared to $38.3 million for the nine months ended September 30, 2006.
Liquidity and Capital Resources
     We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe that cash generated from operations, our initial public offering and the borrowing availability under our credit facilities will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein.
  Cash Flows from Operating Activities
     Our operations generated a net $86.1 million in cash for the nine months ended September 30, 2007. Net income and non-cash items totaled $87.8 million. Although the LME average price of zinc during the nine months ended September 30, 2007 has declined from December 31, 2006 levels, it remains at historically high levels and contributed to our strong positive cash flow for the period.
     Our working capital increased $95.8 million to $154.7 million at September 30, 2007 from $58.9 million at December 31, 2006. Accounts receivable decreased $6.7 million during the period, reflecting the declining LME average zinc price in relation to December 31, 2006. Inventory increased $5.8 million during the period, reflecting in part a 54% increase in raw material and work in process tons and a corresponding 9% increase in cost. Cash and cash equivalents increased $76.4 million to $77.4 million at September 30, 2007 reflecting primarily the cash raised through our initial public offering as well as cash provided by our operations.

   Cash Flows from Investing Activities
     Cash used in investing activities was $27.7 million for the nine months ended September 30, 2007. A majority of the expenditures, $19.2 million, were for the kiln expansion project at our Rockwood, Tennessee facility. Although our credit facility imposes certain limits on capital spending, they did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations.
   Cash Flows from Financing Activities
     Our financing activities for the nine months ended September 30, 2007 provided a net $18.1 million. In the second quarter we completed the private placement of 13,973,862 shares of our common stock at a price of $13.50 per share. The net proceeds were $174.2 million, after deducting the initial purchaser discount, placement fee and commissions of $13.2 million and other costs of $1.2 million. The net proceeds were used to repurchase the shares of our pre-November 2006 stockholders and to redeem our outstanding warrants for $152.7 million, to reduce debt and for general corporate purposes.
     In the third quarter we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering effective on August 9, 2007. Pursuant to this Registration Statement, we registered a total of 5,597,050 shares of common stock, of which we sold 4,580,957 shares and certain selling stockholders sold 1,016,093 shares. The 4,580,957 shares of common stock we sold include 409,722 shares sold pursuant to the underwriters’ over-allotment option. The 1,016,093 shares of common stock sold by the selling stockholders include 320,328 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock we sold was $82.5 million and the aggregate price of the shares of common stock sold by the selling stockholders was $18.3 million. We did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds we realized from the offering, after accounting for approximately $5.8 million in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. We used a portion of the net proceeds to retire substantially all debt and we expect to use the remaining proceeds to fund capital improvements and for general corporate purposes.
     During the nine months ended September 30, 2007 with the funds received from the private placement, the initial public offering and cash generated from operations we retired certain outstanding indebtedness, most notably the $57.0 million Contrarian note payable, the $7.6 million in CIT notes payable and repaid the $14.4 million outstanding balance of our revolving credit facility.
   Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements include operating leases and letters of credit. As of September 30, 2007, we had letters of credit outstanding in the amount of $15.5 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by a $35.0 million letter of credit sub-line under the terms of our credit facility.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We intend to enter into arrangements hedging a portion of our exposure to future changes in the price of zinc for 2008 and 2009.

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
Interest Rate Risk
     We are subject to interest rate risk in connection with our senior secured credit facilities, which provide for borrowings of up to $75.0 million at September 30, 2007, all of which bears interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.
Commodity Price Risk
     Our business consists principally of the sale of zinc metal and other zinc-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc. While our finished products are generally priced based on a spread to the price of zinc on the LME, our sales volumes are impacted significantly by changes in the market price of zinc. We intend to initiate arrangements to hedge a portion of our exposure to changes in the prices of zinc. In addition, changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.
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
     We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at our Monaca facility. Under the Consent Order and Agreement, we are required to submit a written plan for evaluating and implementing corrective action regarding fugitive air emissions at our Monaca facility, and to implement the required corrective action. We have delivered the implementation plan and have begun corrective measures, including enhancements to emission incident reporting and follow-up; maintenance and preventive maintenance on certain emission control equipment such as ducts, capture hoods, fabric-filter collectors and appurtenances; and development and implementation of department-specific emission-control plans. Additionally, we paid an initial civil penalty of $50,000 and are obligated to pay an additional $2,500 per month for 24 months, subject to extended or early termination.
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
          Demand for our EAF dust recycling operations may decline to the extent that steel mini-mill producers identify less expensive or more convenient alternatives for the disposal of their EAF dust or if the EPA were to no longer classify EAF dust as a listed hazardous waste. We may in the future face increased competition from other EAF dust recyclers, including new entrants in the EAF dust recycling market, or from landfills implementing more effective disposal techniques. Furthermore, our current recycling customers may seek to capitalize on the value of the EAF dust produced by their operations, and may seek to recycle their dust themselves, or reduce the price they pay to us for the dust they deliver to us. Any of these developments would have an adverse effect on our financial results.
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
          As of September 30, 2007, we had 1,064 employees, 840, or 79%, of whom were covered by union contracts. Four of the nine collective bargaining agreements to which we are a party are scheduled to expire in the next 12 months. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees which may interfere with our production or increase our costs, either of which would negatively impact our operating results. A collective bargaining agreement with respect to workers at our Palmerton, Pennsylvania plant recently expired, and we were not able to finalize a new agreement prior to the date of expiration. Unionized workers voted to strike, effective May 1, 2007. The strike ended on May 15, 2007 following the finalization of a new collective bargaining agreement. A similar strike at another one of our facilities, or a strike that was longer in duration, could have a material adverse effect on our ability to produce our products and meet customer demands, which would have an adverse impact on our operating results. The collective bargaining agreement covering approximately 500 hourly workers at our Monaca facility will expire on November 17, 2007. We are currently in negotiations with the union.
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
Substantially all of our common stock is freely tradable, and future sales of our common stock, or the perception in the public markets that these sales may occur, could depress our stock price.
          Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares. We currently have 34,775,721 shares of common stock outstanding. Of these shares, the 5,597,050 shares of common stock sold in our initial public offering consummated on August 15, 2007 are freely tradable, without restriction, in the public market. Substantially all of our remaining shares of common stock have been included in a shelf registration statement that was declared effective on August 13, 2007. Substantially all of our existing stockholders have the right, to sell any or all of their shares freely, without restriction, in the public market. Sales by one or more of these holders could cause the price of our common stock to decline. In addition, the fact that substantial amounts of our common stock are freely tradable may cause the price of our common stock to decline, even in the absence of substantial sales.
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
     [None]
Use of Proceeds from Registered Securities.
          On August 15, 2007, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Pursuant to this Registration Statement, we registered the sale of a total of 5,597,050 shares of common stock, of which we sold 4,580,957 shares and the selling stockholders sold 1,016,093 shares. The 4,580,957 shares of common stock sold by us include 409,722 shares sold pursuant to the underwriters’ over-allotment option. The 1,016,093 shares of common stock sold by the selling stockholders include 320,328 shares sold pursuant to the underwriters’ over-allotment option. At a public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by us was $82,457,226, and the aggregate price of the shares of common stock sold by the selling stockholders was $18,289,674. We did not receive any proceeds from the sale of common stock by the selling stockholders. The lead managing underwriter for the offering was Friedman, Billings, Ramsey & Co., Inc.
          Our net proceeds from the offering, after accounting for approximately $5.8 million, ($1.26 per share), in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. We used a portion of the net proceeds to retire substantially all debt and expect to use the remaining proceeds to fund capital improvements and for general corporate purposes.
Item 3. Defaults Upon Senior Securities.
          [None]

Item 4. Submission of Matters to a Vote of Security Holders.
          [None]
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

HORSHEAD HOLDING CORP.

By:	/s/ James M. Hensler
James M. Hensler
Its:	President and Chief Executive Officer
     This report has been signed by the following persons in the capacities indicated on November 14, 2007.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 14, 2007
James M. Hensler

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	November 14, 2007