Form 10-K
period 2007-12-31
Horsehead Holding Corp
filed 2008-03-31
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

COMMISSION FILE NUMBER: 001-33658
Horsehead Holding Corp.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0447377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

300 Frankfort Road	(724) 774-1020
Monaca, Pennsylvania 15061	(Registrant’s Telephone Number,
(Address of Principal Executive Offices, including Zip Code)	Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The registrant consummated its initial public offering on August 15, 2007. Accordingly, as of June 30, 2007, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s common stock was not publicly traded. As of March 24, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $418 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of as of March 24, 2008 was 34,913,317.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2008 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than April 29, 2008 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 29, 2008, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

i

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part I, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc metal and zinc-related products; long-term declines in demand for zinc products due to competing technologies or materials; competition from global zinc manufacturers; our ability to implement our business strategy successfully; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment or power failures; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with future acquisitions, joint ventures or asset dispositions.

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

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Annual Report on Form 10-K to reflect events or circumstances after the date hereof.

ii

PART I

ITEM 1.	BUSINESS

We are a leading U.S. producer of zinc and zinc-based products with production and/or recycling operations at six facilities in five states. We also own and operate on our premises a 110 megawatt coal-fired power plant that provides us with a cost-competitive source of electricity and allows us to sell approximately one-fifth of its capacity. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals. We believe that we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal, a grade of zinc containing a minimum of 98.5% zinc, in North America. We believe we are also the largest North American recycler of electric arc furnace (“EAF”) dust, a hazardous waste produced by the steel mini-mill manufacturing process. We, together with our predecessors, have been operating in the zinc industry for more than 150 years.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products using 100% recycled zinc, including zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust.

During 2007, we sold approximately 305.5 million pounds of zinc products, generally priced at amounts based on premiums to zinc prices on the London Metals Exchange (“LME”). For the year ended December 31, 2007, we generated sales and net income of $545.6 million and $90.7 million, respectively.

Competitive Strengths

Leading Market Positions and Strategically Located Recycling Facilities

We believe that we are the largest refiner of zinc oxide and PW zinc metal in North America, based on volume. We also believe that we are the largest North American recycler of EAF dust and that we currently recycle more than half of all EAF dust generated in the United States. In addition, our four company-owned EAF dust recycling facilities are strategically located near major EAF operators, reducing transportation costs and enhancing our ability to compete effectively with other means of EAF dust disposal. We believe that the location of our facilities, together with our competitive cost position, extensive zinc distribution network and proprietary market knowledge, will enable us to maintain our leading market positions and continue to capture market share in zinc products and zinc recycling.

Strong Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We also sell zinc oxide to over 200 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to eight of our current ten largest zinc oxide customers for over ten years, and we believe that we are the sole or primary supplier of zinc to most of our customers. In addition, the U.S. Environmental Protection Agency (“EPA”) has designated our recycling process as a “Best Demonstrated Available Technology” in the area of high-temperature metals recovery related to the processing of EAF dust. We are the largest recycler of EAF dust in the U.S., and we now recycle EAF dust for seven of North America’s ten largest EAF operators based on 2007 production volume. We are working to expand our recycling capacity further in order to better service these and other customers.

Low-Cost Feedstock Sources

We believe that we are the only zinc smelter in North America with the proven ability to refine zinc metal and zinc oxide using 100% recycled zinc feedstocks. Our use of large amounts of recycled feedstock reduces our exposure to increases in LME zinc prices and increases our operating margins during periods of high LME zinc prices. In addition, our EAF dust recycling operations provide us with a reliable, cost-effective source of recycled zinc without relying on third-party sellers.

Proven, Proprietary Technology with Flexible Processes

Since our recycling process converts EAF dust into saleable products, our customers generally face less exposure to environmental liabilities from EAF dust, which the EPA classifies as a listed hazardous waste, than if they disposed of their EAF dust in landfills. In addition, we believe our zinc smelter and refinery in Monaca, Pennsylvania is unique in its ability to refine zinc using almost any form of zinc-bearing feedstock. This flexibility allows us to modify our feedstock mix based on cost and availability, as well as to use 100% recycled zinc feedstock, whether purchased from third parties at a discount to the LME zinc price or generated by our EAF dust recycling operations.

Favorable Market Trends

The LME price of zinc averaged $1.47 per pound in 2007 and $1.49 per pound in 2006 compared to $0.49 per pound for the 2003-2005 time period. The rising prices have been due primarily to strong growth in demand, fueled by increased global steel consumption, and declines in global production due to closed or permanently idled zinc mining and smelting capacity. The growth in global demand for zinc has also resulted in the depletion of LME zinc inventory levels, from a recent high of approximately 790,000 tonnes in April 2004 to approximately 89,000 tonnes in December 2007. Current industry analysts forecast that global demand will continue to grow. Historically low zinc inventories are expected to increase moderately as zinc production is expected to increase in 2008 and 2009. In addition, we believe that steel mini-mill production, the principal source of EAF dust used in our recycling operations, will continue to grow by approximately 2-3% per year through 2010, further increasing both the market for our EAF dust recycling operations and our potential access to low-cost zinc feedstock. For example, Nucor Corporation, Severcorr Corporation and Steel Dynamics, Inc., three major steel mini-mill operators, announced expected future expansion in their EAF production capacity.

Strong, Experienced Management Team

Our seven-member senior management team collectively has over 180 years of experience in zinc- and metal-related industries. James M. Hensler, our Chief Executive Officer, joined us in early 2004 and has since established a culture of continuous improvement in safety and operational excellence, which has led to significant cost reductions and productivity improvements.

Business Strategy

Continue to Focus on Production Efficiencies and Operating Cost Reductions

We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, streamlining our organizational structure and implementing “Six Sigma” (a business process improvement methodology) initiatives, and we intend to continue to focus on these and similar initiatives in the future. As part of our “Six Sigma” initiatives, we made a series of operating improvements at certain facilities. For example, at our Calumet plant we have reduced the amount of non-zinc materials fed to our smelter, thereby reducing operating costs by approximately $1.4 million on an annual basis without significant capital expenditures. At our Monaca facility we implemented the use of larger coke in our furnaces in 2007 resulting in savings in excess of $1.5 million. We also improved the performance of the Monaca facility’s furnace preheaters by increasing the preheat temperature of the charge to our electrothermic furnaces resulting in savings in excess of $0.5 million in 2007. In 2005, we converted our power plant to the burning of Powder River Basin Coal (“PRB”) coal, avoiding an increase in operating costs of approximately $10 million per year with a one-time investment of approximately $3.5 million. We have recently entered into a PRB coal supply agreement through 2010.

Expand EAF Dust Recycling Capacity

We believe that there are significant opportunities for us to recycle more EAF dust. We estimate that in 2007 approximately one-third of the EAF dust generated per year was deposited in landfills in the United States, including by existing customers. In addition, several new EAF steel plant projects are either under construction or were recently announced, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has doubled in the last ten years and is expected to account for over 70% of U.S. steel produced by 2017, according to the Steel Manufacturers Association. We estimate that EAF dust generated by steel mini-mill producers will increase by approximately 2 — 3% annually through 2010, and we believe that steel mini-mill operators increasingly will rely on recyclers rather than landfills to manage this increased output. In order to meet this expected growth, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early January 2008. We are also planning to build an additional kiln facility that would further increase our recycling capacity near one of our current customer’s facilities, a major U.S. steel mini-mill producer. In addition to generating additional service fees, we expect that our new kilns will provide us with additional low-cost recycled zinc that we can use in our own smelting process or that we can sell as feed to other zinc smelters.

Expand Production Capacity for Existing Zinc Products

We expect to increase our levels of zinc smelter production output on an annual basis from approximately 140,000 tons in 2007 to 175,000 tons by the end of 2009 through a series of operational enhancements that involve capital expenditures of approximately $40 million in the aggregate. We also are expanding our capacity to produce zinc oxide by converting existing refining capacity at our Monaca facility. Our additional production capacity will allow us to increase our service to the zinc oxide market.

Continue to Reduce Exposure to Commodity Price Fluctuations

We sourced approximately 59% of our zinc feedstock in 2007 from our EAF dust recycling operations, which feedstock is not impacted by changes in LME zinc prices. We will continue to evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment, hedging transaction costs and the extent to which we are able to increase the percentage of zinc we acquire from our recycling operations. We have hedged approximately 60% of our expected production of zinc in 2008 through the purchase of put options whereby we would receive a minimum of $1.00 per pound for the quantity hedged. The remainder of our zinc feedstock costs are derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price. We have also entered into forward contracts for the purchase of coal for a fixed price through 2010. We believe that locking in a price for coal, which comprised approximately 27% of our energy costs in 2007, will stabilize our production costs and reduce the risk of coal supply interruptions.

Pursue New Markets, Applications and Acquisition Opportunities

We intend to continue to leverage our technical expertise, culture of innovation and close customer relationships in order to identify and pursue new markets and applications for our products. For example, we are currently testing new, higher-margin applications for iron-rich material, a co-product of EAF dust recycling, such as its potential use as a passive water-treatment medium at coal mining sites that have acidic mine drainage and as a daily cover or base material for municipal landfills to reduce ground water contamination. We are also evaluating new markets for our zinc powder, and we expect that our expanded EAF dust recycling capacity will allow us to enter new markets for the sale of crude zinc oxide (“CZO”) to other zinc smelters in the U.S. and internationally. We also intend to continue to identify and explore strategic acquisition opportunities.

Our History

We, together with the previous owners of our assets, have been operating in the zinc industry for more than 150 years. Horsehead Industries, Inc. (“HII”) was formed as a result of several purchases of assets and entities that substantially form our existing company. In 2002, record-low zinc prices, production inefficiencies, high operational costs and legacy environmental costs associated with prior owners/operators of our facilities caused HII to file for Chapter 11 bankruptcy protection. An affiliate of Sun Capital Partners, Inc. (together with its affiliates, “Sun Capital”) purchased substantially all of the operating assets and assumed limited liabilities of HII in December 2003 pursuant to a sale order under Section 363 of the U.S. Bankruptcy Code. Sun Capital assisted us in hiring our current chief executive officer and chief financial officer in 2004, and since that time we have implemented significant operational improvements as well as experienced significantly improved industry conditions. In addition, since 2004 we have performed maintenance at our production facilities that was deferred by our predecessor due to its financial difficulties. We expect to continue to perform additional maintenance at these facilities for the foreseeable future. As a result of certain transactions in 2007 Sun Capital and its affiliates no longer own any of our outstanding common stock.

On November 30, 2006, we completed the private placement of 15,812,500 shares of our common stock at a price of $13.00 per share (less discounts and commissions of $0.91 per share) through Friedman, Billings, Ramsey & Co., Inc. (“FBR”) who served as the initial purchaser and placement agent. On April 12, 2007, we completed the private placement of 13,973,862 shares of our common stock at a price of $13.50 per share (less discounts and commissions of $0.95) through FBR who served as the initial purchaser and placement agent. We used the net proceeds of the offerings primarily to repurchase shares and redeem warrants held by our pre-November 2006 stockholders (including Sun Capital). On August 15, 2007, we completed the public offering of 5,597,050 shares of our common stock at a price of $18.00 per share (less discounts and commissions of $1.26) as part of an underwritten public offering. We used a portion of the net proceeds to retire substantially all debt and are using the net proceeds of the public offering to fund capital expenditures and for general corporate purposes.

On August 13, 2007, the SEC declared effective a registration statement that registered for resale up to 29,860,436 shares of our common stock. There were resale restrictions on these shares that lapsed on October 9, 2007.

Operations

Our recycling facilities recycle EAF dust into CZO, and zinc calcine, which we then use as raw material feedstocks in the production of zinc metal and value-added zinc products. Our recycling and production operations form a complete zinc recycling loop, from recycled zinc to finished zinc products. We are the only zinc producer in the U.S. that uses recycled materials for substantially all of its zinc feedstocks.

Recycling

We operate four and have plans for a fifth hazardous waste recycling facilities for the recovery of zinc from EAF dust. Our recycling process has been designated by the EPA as a “Best Demonstrated Available Technology” for the processing of EAF dust. Our recycling facilities are strategically located near sources of EAF dust production. These facilities recover zinc from EAF dust generated primarily by steel mini-mill manufacturers during the melting of steel scrap, as well as from other waste material. We extract zinc from EAF dust, and recycle the other components of EAF dust into non-hazardous materials, using our proprietary “Waelz Kiln” process at our Palmerton, Rockwood, and Calumet facilities, and our “Flame Reactor” technology at our Beaumont facility.

Our Waelz Kiln recycling process blends, conditions and adds carbon to EAF dust, feeding it then into the kiln itself, a refractory-lined tube that is approximately 160 feet in length and 12 feet in diameter. During the passage through the kiln, the material is heated under reducing conditions at temperatures exceeding 1,100 degrees Celsius, thereby volatilizing the nonferrous metals, including zinc. The resulting volatized gas stream is oxidized and collected as CZO, which has a zinc content of between 50% and 55%. Our Flame Reactor recycling process heats feedstock to a temperature high enough (approximately 1,650 degrees Celsius) to convert nonferrous metals into CZO. In addition, both processes produce iron-rich material that we sell for use as an aggregate in asphalt and as an iron source in cement.

The majority of the CZO generated by both processes is shipped to our Palmerton facility, where it is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further upgraded to approximately 65% and collected as zinc calcine in granular form for shipment to our Monaca facility or sale to other zinc refineries around the world. The metal concentrate product from the calcining process is shipped for final metals recovery to our state-of-the-art hydrometallurgical processing facility in Bartlesville. We have added technology at our smelting facility to allow us to ship an increasing amount of CZO directly as a feed to our Monaca, Pennsylvania, facility.

In 2004, we spent approximately $0.2 million to expand the capacity of two of our Palmerton Waelz Kilns by approximately 8%-10%, or an additional 15,000 tons of annual capacity. We have subsequently implemented similar projects in our Rockwood and Calumet facilities, at an additional aggregate cost of approximately $0.4 million. In addition, in 2003-2004 we spent approximately $2.1 million to convert a calcining kiln in Palmerton to a “swing kiln” capable of either waelzing or calcining.

In order to further expand our EAF dust recycling capacity, we brought an 80,000 ton per year kiln online at our Rockwood, Tennessee facility in early January 2008 at a cost of approximately $33 million. This new kiln will provide approximately 14,500 tons of additional zinc that we will either use directly in our own smelting process or sell as feed to other zinc smelters. We are currently completing the engineering, site selection and incentives negotiations for a new kiln facility in the Carolinas.

Production

Our 175,000 tons-per-year capacity electrothermic zinc smelter and refinery in Monaca produces zinc metal and value-added zinc products (e.g., zinc oxide) using a wide range of feedstocks, including zinc generated by our recycling operations, zinc secondary material from galvanizers and other users of zinc. This uniquely flexible electrothermic smelter and refinery in Monaca provides a substantial competitive advantage both in raw material costs (where it is able to use a wide range of zinc-bearing feedstocks) and in finished products (where, together with our refining operations, it can produce a wide range of zinc metal and value-added zinc products).

Our Monaca smelter is the only smelter in North America that is able to use this wide range of feedstocks, including 100% recycled feedstocks, to produce our zinc products. Our unique ability to vary our feedstock blend lowers our overall raw materials costs without corresponding reductions in product quality, as compared to other zinc smelters and refiners, which generally can accept only a narrow slate of specific mined zinc concentrates, together with only small amounts of recycled materials. We also own and operate at our Monaca facility a 110 megawatt coal-fired power plant that provides us with a cost-competitive source of electricity and allows us to sell approximately one-fifth of its capacity.

The Monaca facility operates on a 24-hours-per-day, 365-days-per-year basis to maximize efficiency and output. EAF-sourced calcine and other purchased secondary zinc materials are processed through a sintering operation (which is a method for making solid material from particles by heating the particles to below their melting point until they adhere to each other). The sintering process converts this combined zinc feedstock into a uniform, hard, porous material suitable for the electrothermic furnaces. Monaca’s seven electrothermic furnaces are the key to Monaca’s production flexibility. Sintered feedstock and metallic zinc secondary materials are mixed with metallurgical coke and fed directly into the top of the furnaces. Metallic zinc vapor is drawn from the furnaces into a vacuum condenser, which is then tapped to produce molten zinc metal. This metal is then either cast as slab zinc metal, or conveyed directly to the zinc refinery in liquid form. This integrated facility reduces costs by eliminating the need to cast and then remelt the zinc to refinery feed.

At the refinery, the molten zinc is directly fed through distillation columns to produce an ultra-high-purity zinc vapor that is condensed into “thermally refined” SSHG zinc metal or processed through a combustion chamber into zinc oxide. The condensed metal is either sold or sent for further conversion into zinc powder.

We believe that our thermally produced SSHG zinc metal is among the purest and highest quality SSHG zinc metal sold in North America. Our zinc oxide is processed and separately refined through the largest North American, and highly automated, zinc oxide screening, coating and packing facility to create one of our 50 grades of zinc oxide with ISO:9002 certification.

Our Product Development Lab, located at the Monaca site, is designed for production of specially engineered zinc oxide products for unique, “high tech” applications. One such product is an extremely fine particle size (micronized) zinc oxide that may be used in cosmetic and pharmaceutical applications.

The Flow of Operations chart below describes our operations, beginning with the input of raw materials, continuing through the production processes and identifying finished products and end uses for each such raw material.

Products and Services

We offer a wide variety of zinc products and services. In 2007, we sold approximately 153,000 tons of zinc products. The following are our primary zinc products:

Zinc Metal

Our primary zinc metal product is PW zinc metal, which we sell to the hot-dip galvanizing and brass industries. We also produce SSHG zinc metal, which is used as feed for the manufacture of high-purity zinc powder and zinc alloys. SSHG zinc metal is an ultra pure grade of zinc exceeding the American Society for Testing and Materials standard for special high-grade zinc. Our zinc metal is recognized within the galvanizing industry for its consistent quality and appearance. We are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry (approximately 100 customers), who use our zinc metal to provide a protective coating to a myriad of fabricated products, from pipe and guard rails to, heat exchangers and telecommunications towers. We also sell PW zinc metal for use in the production of brass, a zinc/copper alloy. We believe that our operational standards and proximity to customers allow us to deliver higher-quality metal than many of our competitors, as lengthy transit times and poor skimming techniques can often result in surface oxidation. To accommodate various customer handling needs, our zinc metal is sold in numerous forms, from 55-pound slabs to 2,500-pound ingots.

Zinc Oxide

We sell over 50 different grades of zinc oxide with differing particle sizes, shapes, coatings and purity levels. Zinc oxide is an important ingredient in the production of tire and rubber products, chemicals, ceramics, plastics, paints, lubricating oils and pharmaceuticals. The various end uses for zinc oxide are:

•	Tire and rubber applications: Zinc oxide aids in the vulcanization process, acts as a strengthening and reinforcing agent, provides UV protection, and enhances thermal and electrical properties. There is approximately a half pound of zinc oxide in a typical automobile tire.

•	Chemical applications: In motor oil, zinc oxide is used to reduce oxidation, inhibit corrosion and extend the wear of automotive engines. In plastics, zinc oxide is an effective UV stabilizer for polypropylene and polyethylene.

•	Ceramics: Ceramics containing zinc oxide are used in electronic components. For example, in ceramic varistors (surge protectors), zinc oxide allows for high temperature stability, resistance to electrical load, current shock and humidity.

•	Other applications: In paints, zinc oxide provides mold and mildew protection, functions as a white pigment and provides UV protection and chalking resistance. In pharmaceutical applications, zinc oxide operates as a sunscreen, a vitamin supplement and a medicinal ointment.

EAF Dust Recycling

We created the market for EAF dust recycling with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. To date, we have recycled over 7.0 million tons of EAF dust (equivalent to 1.4 million tons of zinc), representing the dust generated in the production of over 440 million tons of steel. Since EAF dust is sold or converted into saleable products, the steel mini-mills’ exposure to environmental liabilities related to EAF dust is reduced.

In 2007, we recycled approximately 500,000 tons of EAF dust. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We currently are planning to construct a new kiln facility in the Carolinas, adding additional EAF dust processing capacity by the end of 2009.

CZO Sales

Given the strong demand for zinc-bearing feed materials and attractive pricing, we began selling CZO generated in our Waelz Kilns to other zinc smelters in 2007. We plan to expand sales of this product during periods of generation in excess of our smelter requirements.

Zinc Powder and Copper-Based Powders

Our zinc powder is sold for use in a variety of chemical, metallurgical and battery applications as well as for use in corrosion-resistant coating applications. Zinc powder is manufactured by the atomization of molten zinc, and is coarser than zinc dust.

We manufacture three basic lines of powders:

•	Special Zinc Powders: These are used in general chemical and metallurgical applications and in friction applications such as brake linings for automobiles.

•	Battery Grade Zinc Powders: These are used in most types of alkaline batteries as well as mercuric oxide, silver oxide and zinc-air batteries.

•	Copper-Based Powders: These include brass, bronze and nickel-silver powders. These products are used in a variety of applications including brazing, infiltrating and powdered metallurgical hardware such as lock bodies, valves and gears.

Sales and Marketing

Our sales and marketing staff consists of the following:

•	A sales and marketing group comprised of sales professionals whose goal is to develop and maintain excellent customer relationships and provide key market analysis;

•	A customer service department responsible for processing zinc orders, scheduling product shipments and answering customer inquiries; and

•	A technical service staff highly trained to assist zinc customers with specification development, new applications, process improvements and on-site troubleshooting assistance when needed.

Our process engineering group provides additional technical help to our EAF clients with monthly EAF analytical information and assistance with any problems encountered on EAF dust chemistry, transportation and environmental matters. In addition to our sales and marketing organization, our quality assurance department provides extensive laboratory services critical to maintaining in-plant process control and to providing customer support by certifying compliance to hundreds of unique product specifications. We are ISO 9002 certified. Our laboratory also offers sales and technical services support by assisting in new product developments and troubleshooting various application and processing issues both in-plant and with specific customers. We also rely on a network of distributors with warehouses throughout North America who assist us with supporting smaller customers.

Customers

Most of the zinc metal we produce is purchased by galvanizers and brass producers. We are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We sell zinc metal to a broad group of approximately 100 hot-dip galvanizers. In many cases, these customers are also suppliers of secondary materials (including zinc remnants of steel galvanizing processes) to us. We also sell a smaller portion of our metal product to brass manufacturers.

We sell zinc oxide to over 200 different customers under contract as well as on a spot basis, principally to manufacturers of tire and rubber products, lubricating oils, chemicals, paints, ceramics, plastics and pharmaceuticals. Goodyear accounted for 10.4% of our total fiscal 2007 sales.

Our SSHG zinc metal product is used in the manufacturing of zinc powder for the alkaline battery industry.

We typically enter into multi-year service contracts with steel mini-mills to recycle their EAF dust. We provide our EAF dust recycling services to over 45 steel producing facilities.

Raw Material

In 2007, approximately 59% of the raw material used in the Monaca facility was sourced through our EAF dust recycling operations. The remaining 41% of the raw material was comprised of zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including top drosses, bottom drosses and skimmings that we purchase primarily from several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the dross and skims from the galvanizing industry, we purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials are acquired from our own customers. In addition, we also have long standing relationships with zinc scrap brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc scrap.

Power Plant and Fuels

We rely on a combination of purchased and internally-generated electricity for our operations. We generate substantially all of our electricity requirements for Monaca at our on-site power plant, using PRB coal as our principal input. Sales of excess power capacity from this power plant have also historically provided a reliable source of revenue. In addition to the electricity used by our Monaca facility, we use a combination of coke and natural gas in our smelting and refining processes. Our recycling facilities use a combination of coke, electricity and natural gas. In 2007, we purchased the majority of our energy under supply contracts, although we also engage in spot purchases. We purchase all of our coal requirements pursuant to a supply agreement that carries fixed prices through 2010.

Intellectual Property

We possess proprietary technical expertise and know-how related to EAF dust recycling and zinc production, particularly zinc production using recycled feedstocks. Our proprietary know-how includes production methods for zinc oxide and micro-fine zinc oxides and widely varying customer specifications. As a major supplier of zinc metal and other zinc-based products to industrial and commercial markets, we emphasize developing intellectual property and protecting our rights in our processes. However, the scope of protection afforded by intellectual property rights, including ours, is often uncertain and involves complex legal and factual issues. Also, there can be no assurance that intellectual property rights will not be infringed or designed around by others. In addition, we may not elect to pursue an infringer due to the high costs and uncertainties associated with litigation. Further, there can be no assurance that courts will ultimately hold issued intellectual property rights to be valid and enforceable.

Competition

We believe that we are a unique business, having no direct competitor that recycles similar secondary materials into zinc products in North America. Our primary competitors in the zinc oxide segment include U.S. Zinc Corporation (“US Zinc”), a wholly-owned subsidiary of Votorantim Metals, Ltda, and Considar Metal Marketing Inc. (“Considar”), a marketing and distribution joint venture between Hudbay Minerals Inc. and Traxys, a trading company sold by Umicore Group and Corus Steel to a private investment firm in 2005. US Zinc, located in the middle-southern states of the U.S., is also a zinc recycler. US Zinc is our primary competitor but lacks our integrated processing and smelting capabilities. Considar’s product is sourced through the Canadian operations of Hudson Bay Mining and Smelting Co.

Approximately 75% of the zinc metal consumed in the U.S. is imported. Therefore, we enjoy a domestic freight and reliability advantage over foreign competitors with respect to U.S. customers. Xstrata Plc (which acquired Falconbridge in 2006), Teck Cominco Limited and Penoles are the primary zinc metal producers in the North American market. The vast majority of the metal produced by these companies is used by continuous galvanizers in the coating of steel sheet products. In addition, these producers have mining and smelting operations while we only engage in smelting. We primarily produce PW zinc metal for use by hot-dip galvanizers.

We compete for EAF dust management contracts primarily with companies that dispose of EAF dust in landfills (e.g., Envirosafe and American Ecology) as well as with a Mexico-based recycler (Zinc Nacional). We are the only proven domestic recycler of EAF dust. We expect to see new entrants to once again explore opportunities in this area as long as zinc prices remain attractive. Our proven reliability and customer service have helped us maintain long-standing customer relationships. Many of our EAF dust customers have been under contract with us since our predecessor began recycling EAF dust in the 1980s.

ZincOx Resources plc recently acquired Big River Zinc Corporation with the stated intention of producing zinc metal from recycled EAF dust sourced from the U.S. (Envirosafe) and Turkey, with initial estimated smelting output from EAF dust of 90,000 tons in 2008. In addition, Steel Dust Recycling is currently constructing a plant to recycle EAF dust in Alabama and The Heritage Group has announced its intention to build an EAF dust processing facility in Arkansas.

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality, solid and hazardous waste handling and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), RCRA, the Clean Air Act, the Clean Water Act, and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the FERC, the Surface Transportation Board, and the Department of Transportation. We believe that we are in material compliance with the applicable laws and regulations, including environmental laws and regulations governing our ongoing operations and that we have obtained or timely applied for all material permits and approvals necessary for the operation of our business.

HII’s process modifications resulted in operations fully utilizing recycled feedstocks. The use of recycled zinc feedstocks preserves natural resources, precluding the need for mining and land reclamation, and thereby operating consistent with the principles of sustainable development. Our recycling services avoid the potential environmental impacts that are associated with the landfilling of hazardous wastes. EAF dust itself is a hazardous waste created during melting of steel scrap in electric arc furnaces by the steel mini-mill industry. Our recycling process has been designated by the EPA as “Best Demonstrated Available Technology” for the recycling of EAF dust.

We operate a hydrometallurgical metals recovery facility in Bartlesville, processing a metal concentrate produced at our Palmerton calcining operation. The concentrate is separated into metal-bearing fractions at Bartlesville and sold to smelters. The recovered zinc from this operation is returned to Monaca. The cadmium-containing fraction is landfilled as a hazardous waste. Brines containing chlorides, fluorides, sodium and potassium are disposed in a fully permitted on-site underground injection system at Bartlesville.

We hold RCRA permits at our Palmerton, Rockwood and Bartlesville locations. We have irrevocable letters of credit in place to satisfy RCRA financial assurance requirements with respect to closure and post-closure care at our Palmerton facility and similar state level requirements for the landfill at our Monaca facility. Similar financial assurance mechanisms are not required with respect to our Rockwood location. Bartlesville was formerly a primary zinc processing facility operated by us and our predecessor. The former facilities were closed under a RCRA agreement with the State of Oklahoma, which was completed in 2003. Those facilities are currently in post-closure care. Financial assurance at Bartlesville is met by the three parties responsible for post-closure care meeting the financial assurance test in the Oklahoma regulations.

Our Palmerton property is part of a CERCLA site that was added to the National Priorities List in 1983. When the Palmerton assets were purchased out of bankruptcy in December 2003, we acquired only those assets, including real property, needed to support the ongoing recycling and powders businesses at that location, resulting in our holding approximately 100 acres of the approximately 1,600 acres owned by HII. The successor in interest to previous owners has contractually assumed responsibility for historic site contamination and associated remediation, and has indemnified us against any liabilities related to the property, including Natural Resource Damage. Exceptions to this indemnity include our obligations under the 1995 consent decree described below, non-Superfund RCRA obligations and environmental liabilities resulting from our ongoing operations.

We inherited certain of HII’s environmental liabilities related to our Palmerton operations related to a 1995 Consent Decree between HII, the EPA and the PADEP. Our obligations pursuant to this consent decree include construction of a storage building for calcine kiln feed materials and the removal of lead concentrate from three buildings. These obligations are currently being managed to the satisfaction of the regulatory agencies and are reserved for on our balance sheet. Approximately 50% of the lead concentrate was removed from the facilities in 2007 and the remainder is expected to be removed in 2008.

We have NPDES permits at our Palmerton, Monaca and Bartlesville locations. We also may incur costs related to future compliance with MACT air emission regulations relating to industrial boilers as well as future MACT regulations relating to the non-ferrous secondary metals production category. In addition, Pennsylvania has adopted regulations with respect to mercury emission regulations that are more stringent than federal MACT regulations in this area, and such regulations may result in additional ongoing compliance expenditures.

Employees

As of December 31, 2007, we employed 1,060 persons at the following locations:

			Union
	Salaried	Hourly	Contract
Location	Personnel	Personnel	Expiration

Monaca	160	548	10/31/11	*
Bartlesville	9	38	11/16/09
Beaumont	2	14	09/30/09
Calumet	15	54	08/02/11
Palmerton	28	140	04/26/11
Palmerton (Chestnut Ridge Railroad)	—	4	12/15/11
Rockwood	11	37	07/01/11

Total	225	835

*	24 employees are covered by a separate union contract that expires on March 15, 2011.

A two week strike at our Palmerton plant was settled on May 15, 2007 with the finalization of a new collective bargaining agreement. Four other collective bargaining agreements were renegotiated in 2007.

The vast majority of our hourly personnel are unionized under the United Steelworkers of America. Hourly workers receive medical, dental and prescription drug benefits. We do not have a defined benefit plan for hourly or salaried employees and no company-paid medical plan for retirees. We have a 401(k) plan for both our hourly and salaried employees. Our labor contracts provide for a company contribution, and in most cases a company match, which varies from contract to contract. We believe we have satisfactory relations with our employees.

Executive Officers of the Registrant

Set forth below is information concerning our executive officers.

Name	Age	Position

James M. Hensler	52	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	47	Vice President and Chief Financial Officer
Robert Elwell	54	Vice President — Operations
James A. Totera	51	Vice President — Sales and Marketing
Thomas E. Janeck	63	Vice President — Environment, Health and Safety
Ali Alavi	46	Vice President — Corporate Administration, General Counsel and Secretary
Daryl K. Fox	58	Vice President — Human Resources

James M. Hensler, Chairman of the Board of Directors, President and Chief Executive Officer, joined us in April 2004. He has over 28 years of experience working in the metals industry. From 2003 to April 2004, Mr. Hensler was a consultant to various companies in the metals industry. From 1999 to 2003, Mr. Hensler was Vice President of Global Operations and Vice President and General Manager of the Huntington Alloys Business Unit for Special Metals Corp., a leading international manufacturer of high performance nickel and cobalt alloys. Prior to that, Mr. Hensler was the Executive Vice President for Austeel Lemont Co., General Manager of Washington Steel Co. and Director of Business Planning for Allegheny Teledyne Inc. He received a BS in Chemical Engineering from the University of Notre Dame in 1977, an MSE in Chemical Engineering from Princeton University in 1978 and an MBA from the Katz Graduate School of Business at the University of Pittsburgh in 1987.

Robert D. Scherich, Vice President and Chief Financial Officer, joined us in July 2004. From 1996 to 2004, Mr. Scherich was the Chief Financial Officer of Valley National Gases, Inc. Prior to that, he was the Controller and General Manager at Wheeling-Pittsburgh Steel Corp. and an accountant at Ernst & Whinney. Mr. Scherich received a BS in Business Administration from The Pennsylvania State University in 1982. He is a certified public accountant.

Robert Elwell, Vice President — Operations, joined us in June 2006 with 31 years of industry experience. For the previous eight years, he was the President of Greenville Metals, a division of Precision Castparts Corporation. Previous positions included Vice President of Manufacturing for Cannon-Muskegon Corporation (also a Precision Castparts Corporation), Vice President of Quality and Technology for Freedom Forge Corporation, Manufacturing Manager for Haynes International, Inc. and several operating and technical positions at Lukens Steel Co. Mr. Elwell has a BS in Metallurgical Engineering from Lafayette College in 1975 and an MBA from Widener University in 1979.

James A. Totera, Vice President — Sales and Marketing, joined us in 1997. Prior to that, he was the Vice President of Sales for Steel Mill Products (EAF dust recycling) and also spent over 15 years working in sales positions (including as General Manager of Sales) at Insul Company. Mr. Totera received a BA in Economics, Administrative Management Science and Psychology from Carnegie Mellon University in 1979.

Thomas E. Janeck, Vice President — Environment, Health and Safety, has worked for us and our predecessors since 1964. Prior to his current position, Mr. Janeck served in a number of capacities and was most recently Vice President of Environmental Services and Director of Regulatory Affairs. Mr. Janeck is a member of the Board of Directors of the National Mining Association and serves as Chairman of its Environment Committee. Mr. Janeck received a BS in Chemical Engineering from the University of Pittsburgh in 1967.

Ali Alavi, Vice President — Corporate Administration, General Counsel and Secretary, joined us in 1996. Mr. Alavi previously served as our Director & Counsel of Environment, Health & Safety and Director of Environmental Performance. Prior to joining us, Mr. Alavi worked as Assistant General Counsel of Clean Sites, Inc., Senior Regulatory Analyst of the American Petroleum Institute and Project Manager/Engineer for the U.S. Army Toxic & Hazardous Materials Agency. Mr. Alavi received a BA in Geography/Environmental Studies from the University of Pittsburgh in 1983, an MS in Petroleum Engineering from the University of Pittsburgh School of Engineering in 1985 and a JD from the University of Maryland Law School in 1993.

Daryl K. Fox, Vice President-Human Resources, joined us in October 2005. He has over 34 years of Human Resources experience working in the metals and transportation industries. Prior to joining us, from August 2004 to February 2005, Mr. Fox served as a consultant to Allegheny Technologies Incorporated. Previously, Mr. Fox served as Vice President — Human Resources for J&L Specialty Steel, LLC, a producer of stainless steel, from June 1993 until it was acquired by Allegheny Technologies Incorporated in July 2004. Mr. Fox received a BA in Sociology from Duke University in 1973.

Available Information

We file annual, quarterly and current reports and other information with the Securities and Exchange Commission (“SEC”). These filings are available to the public at the SEC’s web site at http://www.sec.gov. You may also read and copy any document we file at the SEC’s public reference room located in Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room.

Our internet website address is www.horsehead.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our web site. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

ITEM 1A.	RISK FACTORS

In addition to the other information in this Annual Report on Form 10-K, the following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, operating results, financial condition and the actual outcome of matters as to which we have made forward-looking statements in this Annual Report on Form 10-K. There may be additional risks and uncertainties that are not presently known or that we do not currently consider to be significant that may adversely affect our business, performance or financial condition in the future.

The metals industry is highly cyclical. Fluctuations in the availability of zinc metal and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our zinc metal and zinc-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal consumers of zinc metal and zinc-related products operate in industries, such as transportation, construction or general manufacturing, that themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies or a prolonged recession in our principal industry segments have had a negative impact on our operations and on those of our predecessor in the past, and could have a negative impact on our future financial condition or results of operations.

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

In addition, because zinc prices have recently been at historical highs, consumers of zinc may have additional incentives to invest in the development of technologically viable substitutes for zinc and zinc-based products. Similarly, customers may develop ways to manufacture their products by using less zinc-based material than they do currently. If one or more of our customers successfully identify alternative products that can be substituted for our zinc products, or find ways to reduce their zinc consumption, our sales to those and other customers would likely decline.

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

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, we estimate that our products comprised only approximately 11% of total zinc consumption in the U.S. in 2007, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower cost than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 75% of U.S. zinc metal consumption.

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

An important part of our strategy is to grow our business by expanding our capacity to produce zinc oxide and increase the volume of EAF dust that we process. We currently are investing in the conversion of an existing refining column at our Monaca facility and have constructed and placed into service in early January 2008, a new kiln at our Rockwood, Tennessee facility. We have also initiated additional capacity expansion projects. We may need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion on acceptable terms. Our construction costs may also increase to levels that would make our facilities unprofitable to operate. Our planned capacity expansions may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the zinc oxide market, increased sales to various industries, including the alkaline battery industry, and projected increases in EAF dust recycling may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.

As of December 31, 2007, we had 1,060 employees, 835, or 79%, of whom were covered by union contracts. Six of the eight collective bargaining agreements to which we are a party are scheduled to expire in 2011, five of which were renegotiated in 2007. The remaining two agreements are scheduled to expire in 2009. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees which may interfere with our production or increase our costs, either of which would negatively impact our operating results. A collective bargaining agreement with respect to workers at our Palmerton, Pennsylvania plant recently expired, and we were not able to finalize a new agreement prior to the date of expiration. Unionized workers voted to strike, effective May 1, 2007. The strike ended on May 15, 2007 following the finalization of a new collective bargaining agreement. A similar strike at another one of our facilities, or a strike that was longer in duration, could have a material adverse effect on our ability to produce our products and meet customer demands, which would have an adverse impact on our operating results.

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

Energy is one of our most significant costs, comprising approximately $67 million of our production costs in 2007. Our processes rely on electricity, coke and natural gas in order to operate, our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $6 million for fiscal 2007. In addition, in the event of an interruption in the supply of coal to our power plant at our Monaca facility, that facility would be required to purchase electricity, which may not be available, and would be subject to the same risks related to an increase in electricity costs. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2007, our ten largest customers were responsible for 47% of our consolidated sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 20% by volume of our zinc product shipments in 2007 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

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

We may be involved in claims and litigation filed on behalf of persons alleging injuries predominantly suffered because of or occupational exposure to substances at our facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We are subject to stringent environmental regulation, which may cause us to incur significant costs and liabilities that could materially harm our operating results.

Our business is subject to a wide variety of environmental regulations and our operations expose us to a wide variety of potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste Resource Conservation and Recovery Act (“RCRA”). Our failure to properly process and handle EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for removal or treatment of hazardous substances. In addition, as part of the asset purchase out of bankruptcy, we inherited several environmental issues of our predecessor at our Palmerton facility cited in a 1995 EPA and Pennsylvania Department of Environmental Protection (“PADEP”) consent decree. We have established a reserve in the amount of $3.8 million, as of December 31, 2007, to cover the cost of removal of lead concentrate contained within three buildings at our Palmerton facility, as well as the construction of a storage building for calcine kiln feed materials at our Palmerton facility and closures related to RCRA at our Bartlesville, Oklahoma facility. We also may incur costs related to future compliance with “Maximum Achievable Control Technology” (“MACT”) air emission regulations relating to industrial boilers as well as future MACT regulations relating to the non-ferrous secondary metals production category, and these costs may be material. In addition, Pennsylvania has adopted regulations with respect to mercury emission regulations that are more stringent than federal MACT regulations in this area, and such regulations may result in additional ongoing compliance expenditures. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Our hedging strategies may fail to protect us from changes in the prices for natural gas, coal and zinc, which could reduce our gross margin and cash flow.

We pursue various hedging strategies, including entering into forward purchase contracts and put options, in order to reduce our exposure to losses from adverse changes in the prices for natural gas, coal and zinc. Our hedging activities vary in scope based upon the level and volatility of natural gas, coal and zinc prices and other changing market conditions. Our hedging activity may fail to protect or could harm our operating results because, among other things:

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

The market price for shares of our common stock may be highly volatile and be subject to wide fluctuations.

The market for common stock has historically been subject to disruptions that have caused substantial volatility in the prices of these securities, which may not have corresponded to the business or financial success of the particular company. We cannot assure you that the market for the shares of our common stock will be free from similar disruptions. Any such disruptions could have an adverse effect on stockholders. In addition, the price of the shares of our common stock could decline significantly if our future operating results fail to meet or exceed the expectations of market analysts and investors.

Some specific factors that may have a significant effect on the market price of the shares of our common stock include:

•	actual or expected fluctuations in our operating results;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in general economic conditions or conditions in our industry generally;

•	changes in conditions in the financial markets;

•	our inability to raise additional capital;

•	increases in our cost of capital;

•	changes in applicable laws or regulations, court rulings and enforcement and legal actions;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	changes in market prices for our products or for our raw materials; and

•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally.

As a result of these and other factors, you may be unable to resell your shares of our common stock at or above the price you paid for such shares.

We do not have any current plan to pay, and are restricted in our ability to pay, any dividends on our common stock, and as a result, your only opportunity to achieve a return on your investment in our common stock is if the price of our common stock increases.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock is also restricted by the terms of our credit facilities. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you pay.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our zinc production operations are located at Monaca, Pennsylvania and Palmerton, Pennsylvania and our recycling operations are located in Palmerton, Calumet, Illinois, Rockwood, Tennessee and Beaumont, Texas. Our hydrometallurgical processing facility is in Bartlesville, Oklahoma.

The chart below provides a brief description of each of our production facilities:

	Own/			Annual
Location	Lease	Process	Product	Capacity
				(Tons)

Monaca, PA	Own	Finished Product	PW Metal	93,000
			Zinc Oxide	84,000
			SSHG Metal	15,000
			Zinc Dust	5,900
Bartlesville, OK	Own	Recycling	Lead Carbonate	28,000	*
Beaumont, TX	Own(1)	Recycling	CZO(2)	28,000	**
Calumet, IL	Own	Recycling	CZO	169,000	**
Palmerton, PA	Own	Recycling	Calcine	130,000	(3)
			CZO	273,000	**
			Zinc Powder	5,000 to 14,000	(4)
		Finished Products	Zinc Copper Base	3,000
Rockwood, TN	Own	Recycling	CZO	148,000	**
Total EAF Recycling Capacity				618,000
Total Smelting Capacity				175,000

*	Lead concentrate processed

**	EAF dust recycling and processing capacity

(1)	Facility is owned, property is leased; lease expires July 2011.

(2)	CZO, with approximately 55% zinc content, is produced by our recycling operations and is used as a feedstock for our zinc facility in Monaca or further processed in Palmerton into zinc calcine (up to 65% zinc content) before being used as a feedstock in Monaca.

(3)	Assumes that one of three kilns is operated to produce calcine and the other two kilns are operated to produce CZO.

(4)	Depending upon grade.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $18.00 per share. From August 10, 2007 through September 30, 2007, the highest and lowest sale prices of our common stock were $26.14 to $17.50 per share, respectively. From October 1, 2007 through December 31, 2007, the highest and lowest sale prices of our common stock were $25.50 to $14.97 per share, respectively. As of March 24, 2008, there were six holders of record of our common stock and approximately 6,800 beneficial owners of such stock. The transfer agent and registrar for our common stock is National City Bank, N.A., National City Bank Shareholder Services, LOC 5352, P.O. Box 92301, Cleveland, Ohio 44135, Toll-free telephone: 1-800-622-6757.

Unregistered Sales of Equity Securities

On April 12, 2007, we completed the private placement of 13,973,862 shares of our common stock (including 1,822,678 shares pursuant to the exercise of an over-allotment option) at a price to investors of $13.50 per share. The securities were sold to persons reasonably believed to be “qualified institutional buyers” (as defined in Rule 144A under the Securities Act) in reliance upon the exemption from the registration requirements of the Securities Act provided by Rule 144A and/or to non-U.S. persons pursuant to offers and sales that occur outside of the U.S. within the meaning of Regulation S under the Securities Act. Friedman, Billings, Ramsey & Co., Inc. (“FBR”) served as the initial purchaser and placement agent and received discounts and commissions of $0.95 per share. The aggregate net proceeds of the offering, after deducting aggregate discounts and commissions of $13,205,300, were $175,441,837. We used the net proceeds of the offering primarily to repurchase an aggregate of 6,213,076 shares of our common stock and to redeem outstanding warrants, all of which were fully exercisable, for 5,938,108 shares of our common stock, including warrants exercisable for fractional shares, in each case held by our pre-November 2006 stockholders, at a price equal to $12.55 per share, plus a portion of the interest that accrued in an escrow account established to hold the offering proceeds pending regulatory approval of the transaction, and less, in the case of warrants, the applicable exercise price. We refer to these transactions, collectively, as the “April Transactions.”

Dividends

We currently do not plan to pay dividends on our common stock. We are currently restricted in our ability to pay dividends under various covenants of our debt agreements, including our senior secured credit facilities. We paid a special dividend in October 2006 of approximately $1.45 per share, amounting to $29.0 million, in connection with certain financing transactions.

Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, debt covenants, any contractual restrictions and any other considerations our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under the Company’s equity compensation plans may be found in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph and table compares the Company’s four month cumulative stockholder return on its common stock with the return on the Russell 2000 Index and a Peer Group Index, from August 31, 2007 through December 31, 2007, the end of the Company’s fiscal year. The graph assumes investments of $100 on August 10, 2007 in the Company’s common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. The Peer Group Index is composed of Harsco Corp., Lundin Mining Corp., Metal Management Inc., Nyrstar, Schnitzer Steel Industries Inc., Teck Cominco Limited, Umicore SA, Sims Group Limited, Hudbay Minerals Inc. and Breakwater Resources Limited and is weighted by each of their relative market capitalizations at the beginning of each month for which returns are reported.

COMPARISON OF 4 MONTH CUMULATIVE TOTAL RETURN*
Among Horsehead Holding Corp., The Russell 2000 Index
And A Peer Group

*	$100 invested on 8/10/07 in stock or index-including reinvestment of dividends.

  Fiscal year ending December 31.

	8/10/07	8/07	9/07	10/07	11/07	12/07
Horsehead Holding Corp.	$100.00	$101.45	$120.54	$122.58	$89.41	$91.24
Russell 2000	100.00	100.59	102.32	105.26	97.70	97.64
Peer Group	100.00	103.41	116.12	118.23	103.04	103.60

Use of Proceeds from Registered Securities

On August 15, 2007, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Our net proceeds from the offering, after accounting for approximately $5.8 million, ($1.26 per share), in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. During the period August 15, 2007 through December 31, 2007, we used approximately $8.2 million of the net proceeds to retire debt. We intend to use the remaining proceeds to fund capital improvements and for general corporate purposes in 2008. We also evaluate acquisition opportunities and engage in related discussions with other companies from time to time. We could use some or all of the remaining proceeds to fund such an acquisition.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2007 and we do not have a formal or publicly announced stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

On December 23, 2003, we acquired substantially all of the assets of our business from HII in a sale under Section 363 of the U.S. Bankruptcy Code. See “Business — Our History.” The financial statements of HII for 2003 were not audited, and we have therefore derived the financial information for the period from January 1, 2003 to December 23, 2003 from HII’s unaudited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The consolidated statements of HII as of and for the period ended December 23, 2003, labeled as “Predecessor” below, contain certain assets and liabilities that were not acquired by us. These included, as of December 23, 2003, restricted cash of $4.3 million, accrued expenses of $4.9 million, notes payable of $1.6 million, long-term defined benefit pension and other post-employment benefit liabilities of $4.3 million and liabilities subject to compromise of $184.7 million. Since we acquired substantially all of the assets of our predecessor, there are no separate results of operations associated with the assets and liabilities not acquired. Because of the significant differences in assets and liabilities included in our predecessor’s and our financial statements, our predecessor’s financial results as of and for the period ended December 23, 2003 are not directly comparable to ours and are not necessarily indicative of or useful for the evaluation of our current or future results.

We have derived the financial information as of December 31, 2003 and 2004 from our audited consolidated balance sheets for such dates, which are not included in this Annual Report. We have derived the selected historical consolidated financial information for the period from December 24, 2003 to December 31, 2003 from our unaudited consolidated financial statements for such period, which are not included in this Annual Report. We have derived the selected historical consolidated financial information as of December 31, 2005 and 2004 and for the year ended December 31, 2004 from our audited consolidated financial statements, which are not included in this Annual Report. We have derived the selected historical consolidated financial information as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005 from our audited consolidated financial statements, which are included elsewhere in this Annual Report.

The selected historical consolidated financial and other information presented below is condensed and may not contain all of the information that you should consider. You should read this information in conjunction with the consolidated financial statements of us and our predecessor, including, where applicable, the related notes, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in this Annual Report on Form 10-K.

						Predecessor(1)
					December 24,	January 1
					to	to
	Year Ended December 31,				December 31,	December 23,
	2007	2006	2005	2004	2003	2003
					(Unaudited)	(Unaudited)
	(In thousands, except for LME price data)

Statement of income (loss) data:
Net sales	$545,579	$496,413	$273,807	$215,993	$5,292	$179,270
Cost of sales (excluding depreciation)	373,359	360,181	243,358	199,453	5,548	188,896
Depreciation	10,150	8,536	7,179	6,269	118	14,326
Asset impairment charge(3)	—	—	—	—	—	54,895
Selling, general and administrative expenses	15,688	31,294	9,630	9,689	99	11,818

Total costs and expenses	399,197	400,011	260,167	215,411	5,765	269,935
Income (loss) from operations	146,382	96,402	13,640	582	(473)	(90,665)
Interest expense	(7,589)	(9,555)	(9,134)	(4,399)	(76)	(4,438)
Interest and other income	3,037	327	665	526	259	6,449

Income (loss) before income taxes	141,830	87,174	5,171	(3,291)	(290)	(88,654)
Income tax provision (benefit)	51,147	32,717	2,024	(1,311)	(8)	160

Net income (loss)	$90,683	$54,457	$3,147	$(1,980)	$(282)	$(88,814)

Net income (loss) per share:
Basic	$3.13	$2.70	$0.16	$(0.10)
Diluted	$2.85	$2.01	$0.12	$(0.10)
Balance sheet data (at end of period):
Cash and cash equivalents	$76,169	$958	$553	$2,322	$9,912	$1,232
Working capital	150,018	58,863	3,746	2,063	9,958	6,978
Property, plant and equipment, net	98,932	63,794	58,081	55,137	56,525	52,771
Total assets	314,804	205,706	132,623	108,287	108,582	97,374
Total long-term debt, less current maturities	121	58,225	44,741	42,360	48,038	—
Stockholders’ equity (deficiency)	242,054	49,994	3,791	(5)	1,648	(151,078)
Cash flow statement data:
Operating cash flow	$102,575	$15,627	$854	$(8,045)
Investing cash flow	(45,288)	(14,249)	(6,000)	(1,604)
Financing cash flow	17,924	(973)	3,377	2,059
Other data:
Tons of zinc product shipped	153	158	165	155
Average LME zinc price(2)	$1.47	$1.48	$0.63	$0.48
Capital expenditures	45,288	14,249	9,123	3,481
Depreciation and amortization	12,656	9,504	8,380	6,478

(1)	See qualifying language on previous page regarding our predecessor’s results.

(2)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period, as compiled by CRU.

(3)	Represents a loss to reduce the carrying value of long-lived assets to their estimated fair value as of December 23, 2003.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the other sections of this Annual Report on Form 10-K, including “Business” and “Selected Historical Consolidated Financial and Other Information,” as well as our consolidated financial statements, including the notes thereto. The statements in this discussion and analysis regarding industry outlook, our expectations regarding our future performance and our liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See the “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied in any forward-looking statements due to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.”

Overview

Our History

We are a leading U.S. producer of zinc and zinc-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals. We believe that we are the largest refiner of zinc oxide and PW zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the steel mini-mill manufacturing process. We, together with our predecessors, have been operating in the zinc industry for more than 150 years.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products using nearly 100% recycled zinc, including zinc recovered from our EAF dust recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust.

Prior to December 24, 2003, HII operated our business. In 2002, record-low zinc prices, production inefficiencies, high operational costs and legacy environmental costs associated with prior owners/operators of our facilities caused HII to file for Chapter 11 bankruptcy protection. We purchased substantially all of the operating assets of HII in December 2003 pursuant to a Sale Order under Section 363 of the U.S. Bankruptcy Code. For more information, see “Business — Our History.”

Factors Affecting Our Operating Results

Market Price for Zinc.  Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust and other zinc-bearing secondary materials that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2007, comprised approximately 59% of our raw materials, were not impacted directly by fluctuations in the market price of zinc on the LME. The price of our finished products is impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and have since fallen to $1.04 per pound as of December 31, 2007.

Demand for Zinc-Based Products.  We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. For the periods covered in this discussion and analysis, North American consumption of PW zinc metal (the grade of zinc metal in which we specialize) and zinc oxide (the value-added zinc-based product from which we generate the most net sales on an historical basis) has increased. Because of the need to perform additional maintenance on key equipment that was deferred due to our predecessor’s financial difficulties, we have not been able to produce at capacity to take full advantage of this consumption increase. Production of zinc at our Monaca facility declined, primarily due to this delayed maintenance on equipment, from approximately 170,000 tons in 2000 to approximately 139,000 tons per year in 2005, 2006 and approximately 140,000 in 2007. To meet demand we purchased and resold metal to our customers. We began to reduce these purchases in 2006 and further in 2007. We expect to continue to perform additional maintenance to this equipment for the foreseeable future. The table below illustrates historical sales volumes and revenues for each of the zinc products and EAF dust:

	Volumes			U.S. Sales/Unit
	2007	2006	2005	2007	2006	2005
	(Tons, in thousands)			(In whole dollars)

Product:
Zinc Products	153	158	165	$3,104	$2,750	$1,284
EAF Dust	458	504	498	$99	$101	$94

Cost of Sales (excluding depreciation).  Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In 2007, approximately 44% of our operating costs were feedstock-related and approximately 56% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. A majority of our purchased feedstock is priced at a discount to the LME.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, other administrative expenses, including expenses relating to logistics and information systems and legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses, excluding management services fees paid in fiscal 2006 to Sun Capital Partners Management III, LLC pursuant to a Management Services Agreement, totaling approximately 70% of such expenses in fiscal 2006. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in sales volumes.

Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	LME price of zinc;

•	gain and loss of customers;

•	pricing pressures from competitors;

•	decline in use of zinc products;

•	expansion into new products and expansion of our capacity, each of which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	ability to operate as a public company; and

•	our operational efficiency improvement programs.

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to $1.04 per pound as of December 31, 2007. Changes in zinc pricing have impacted our revenues, since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments to hedge the selling prices of a portion of our expected production.

Since 2004, our management has been focused on opportunities to improve our results of operations by improving operational efficiencies. We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, reducing our energy consumption, streamlining our organizational structure and implementing “Six Sigma” — based process improvement initiatives, and we intend to continue to focus on these and similar initiatives in the future. Our ability to capitalize on these and other efficiency improvements will help us to improve our margins. Our management is also focused on increasing our EAF dust recycling capabilities, in order to capture opportunities created by the expansion in the EAF dust recycling market that we anticipate. We also currently expect to begin additional capacity expansion projects in the near future, including the addition of smelter capacity.

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

Summary of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Note B to the audited consolidated financial statements contained in this Annual Report on Form 10-K contains a summary of our significant accounting policies. Certain of these accounting polices are described below.

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

Zinc is traded as a commodity on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider decreases in the LME zinc price subsequent to the end of the year.

Financial Instruments

The following methods are used to estimate the fair value of our financial instruments:

•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

•	The revolver approximates its fair value as it bears interest at variable rates indexed to market rates of interest.

We enter into certain financial swap and financial option instruments that are carried at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). We recognize changes in fair value within the consolidated statements of income as they occur (see Note N to our audited consolidated financial statements).

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

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not change existing accounting rules governing what can or must be recognized and reported at fair value in our financial statements, or disclosed in the notes to our financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. We do not believe the impact of our adoption of SFAS 157 will be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We do not believe the impact of our adoption of SFAS 159 will be material.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Year Ended December 31,
	2007	2006	2005

Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	68.4	72.6	88.9
Depreciation	1.9	1.7	2.6
Selling, general and administrative expenses	2.9	6.3	3.5

Income from operations	26.8	19.4	5.0
Interest expense	1.4	1.9	3.3
Other income	0.6	.1	0.2

Income before income taxes	26.0	17.6	1.9
Income tax provision	9.4	6.6	0.7

Net income	16.6%	11.0%	1.2%

Net income per share
Basic	$3.13	$2.70	$0.16
Diluted	$2.85	$2.01	$0.12

A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight fiscal quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2007				2006
	Fiscal Quarter Ended				Fiscal Quarter Ended
Average LME Zinc Price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Quarter	$1.57	$1.66	$1.46	$1.19	$1.02	$1.49	$1.53	$1.91
Year-to-date	$1.57	$1.61	$1.56	$1.47	$1.02	$1.25	$1.35	$1.49

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net sales.  Net sales increased $49.2 million, or 9.9%, to $545.6 million for fiscal 2007 compared to $496.4 million for fiscal 2006. The net increase was attributable to increases in price realization of $57.3 million and co-product and miscellaneous sales of $5.4 million partially offset by a sales volume decrease of $21.5 million. The remaining $8.0 million increase relates to the mark to market adjustments on various hedging instruments we employed to hedge the selling prices of a portion of our expected production. Net sales for fiscal 2007 and fiscal 2006 were reduced by mark to market adjustments of $5.2 million and $13.2 million, respectively.

The average sales price realization for zinc products on a zinc contained basis was $1.73 per pound for fiscal 2007 versus $1.52 per pound for fiscal 2006. The increase in price realization was due to a higher premium to the LME on zinc products sold and the lag effect of record high LME average zinc prices in the fourth quarter of fiscal 2006 being partially realized in the first quarter of fiscal 2007. Additionally, the year to date LME average zinc prices for the first three quarters of fiscal 2007 were higher than full year fiscal 2006 as illustrated in the table above. The LME average zinc price declined 19% in the fourth quarter of fiscal 2007 to bring the year to date average to $1.47 per pound versus $1.49 per pound for fiscal 2006.

Zinc product shipments decreased 4,926 tons, or 3.1%, to 152,745 tons, or 136,698 tons on a zinc contained basis, for fiscal 2007 compared to 157,671 tons, or 142,767 tons on a zinc contained basis, for fiscal 2006. The decrease reflects primarily a decrease in shipments of zinc metal partially offset by an increase in shipments of zinc oxide. The decrease in shipments of zinc metal reflects decreases in both brokered metal and zinc metal produced of 5,171 tons and 5,123 tons, respectively.

Net sales of zinc metal decreased $15.7 million, or 6.5%, to $226.3 million for fiscal 2007 compared to $242.0 million for fiscal 2006. The decrease was primarily attributable to a decrease in sales volume of $30.3 million partially offset by an increase in price realization of $14.6 million. The reduced sales volume primarily reflects reduced shipment levels of brokered metal and an increase in the quantity of produced metal further processed into zinc oxide. The increase in price realization reflects the higher LME average zinc price during most of fiscal 2007 as mentioned above and a higher average premium to the LME on zinc products sold.

Net sales of zinc oxide increased $56.7 million, or 29.9%, to $244.6 million for fiscal 2007 compared to $187.9 million for fiscal 2006. The increase was attributable to an increase in price realization of $42.3 million and a shipment volume increase of $14.4 million. The increase in price realization reflects the lag effect of record high LME average zinc prices in the fourth quarter of fiscal 2006 being partially realized in the first quarter of fiscal 2007 as well as the year to date LME average zinc prices for the first three quarters of fiscal 2007 exceeding the full year fiscal 2006 average. The increased shipment volume reflects the settlement of a fourth quarter 2006 work stoppage at the operations of our largest oxide customer. Consumption in 2007 has returned to pre-work stoppage levels.

Net sales of zinc and copper-based powder increased $0.2 million, or 1.6%, to $12.9 million for fiscal 2007 compared to $12.7 million for fiscal 2006. The increase was attributable to an increase in price realization of $1.2 million partially offset by a decrease in sales volume of $1.0 million.

Revenues from EAF dust recycling decreased $5.4 million, or 10.7%, to $45.2 million for fiscal 2007 compared to $50.6 million for fiscal 2006. Decreased volume led to a decrease in revenues of $4.6 million. The decreased volume primarily reflects reduced steel production by our EAF customers. EAF dust revenues for fiscal 2007 were based on 458,052 tons versus 503,985 tons for fiscal 2006. A 1.8% decrease in price realization reduced revenues by $0.8 million.

Cost of sales (excluding depreciation).  Cost of sales increased $13.2 million, or 3.6%, to $373.4 million for fiscal 2007 compared to $360.2 million for fiscal 2006. As a percentage of net sales, cost of sales was 68.4% for fiscal 2007 versus 72.6% for fiscal 2006. The increase was primarily attributable to a cost increase of $29.2 million partially offset by a shipment volume decrease of $16.0 million. The volume decrease was caused by decreases of $15.8 million and $8.9 million in brokered metal and produced metal shipments, respectively, a decrease of $0.8 million in zinc and copper-based powder shipments partially offset by a $9.5 million increase in oxide shipments.

The cost increase of $29.2 million was primarily attributable to a $19.9 million increase in conversion costs and a $12.7 million increase in purchased feed costs at our Monaca smelter partially offset by a $3.4 million decrease in recycling and other costs. The largest components of the conversion cost increase are a $10.9 million increase in labor and maintenance costs, a $5.3 million increase in utilities and a net $3.7 million increase in supplies, fuels, additives and other costs. The increase in labor and maintenance costs includes $5.4 million in signing bonuses related to the collective bargaining unit agreements negotiated in 2007 at our Palmerton, Calumet and Monaca facilities.

The purchased feed cost increase reflects the higher average LME zinc price for the majority of 2007 as well as a 9.7% increase in the percentage of the average LME zinc price we pay for our purchased feeds. These increases were partially offset by a 9.0% decrease in the quantity of purchased feeds used in fiscal 2007.

Depreciation.  Depreciation expense increased $1.7 million, or 18.9%, to $10.2 million for fiscal 2007 compared to $8.5 million for fiscal 2006. The increase is attributable to an increase in property, plant and equipment in fiscal 2007. Capital expenditures were $45.3 million in fiscal 2007.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $15.6 million, or 48.9%, to $15.7 million for fiscal 2007 compared to $31.3 million for fiscal 2006. The decrease was primarily attributable to the elimination of the management fees to Sun Capital Partners Management III, LLC pursuant to our management services agreement with them that was terminated in November 2006. The fees totaled $16.3 million in fiscal 2006.

Interest expense.  Interest expense decreased $1.9 million, or 21.8%, to $7.6 million for fiscal 2007 compared to $9.5 million for fiscal 2006. Lower average debt levels in 2007 due to repayment of substantially all debt more than offset the effects of higher average variable interest rates associated with the debt. Interest expense for fiscal 2007 included $2.5 million in amortization of deferred finance charges, of which $1.6 million was related to the early extinguishment of notes payable during the year.

Interest and other income increased to $3.0 million for fiscal 2007 compared to $0.3 million for fiscal 2006. The increase was primarily attributable to $1.7 million in interest earned on excess cash during the year resulting primarily from the second quarter private placement transaction, the initial public offering of our common stock and strong cash flows provided by operations during the year.

Income tax provision.  Our income tax provision was $51.1 million during fiscal 2007, compared to $32.7 million for fiscal 2006. Our effective tax rate for fiscal 2007 was 36.1%, compared to 37.5% for fiscal 2006.

Net income.  For the reasons described above, net income increased $36.2 million, or 66.5%, to $90.7 million for fiscal 2007 compared to $54.5 million for fiscal 2006.

Year Ended December 31, 2006 Compared with Year Ended December 31, 2005

Net sales.  Net sales increased $222.6 million, or 81%, to $496.4 million during fiscal 2006, compared to $273.8 million during fiscal 2005. The net increase was attributable to increased price realization of $237.4 million due primarily to higher LME average zinc prices in fiscal 2006 and a $6.8 million increase in by-product and miscellaneous sales, partially offset by a sales volume decrease of $8.4 million. Net sales were reduced by a $13.2 million fair value adjustment to various hedging instruments we employed to hedge the selling prices of a portion of our expected zinc production. The LME average zinc price increased 137% or $0.86 per pound, to $1.49 per pound in fiscal 2006 from $0.63 per pound in fiscal 2005. Under certain of our contractual agreements, significant zinc product shipments are priced based on prior months LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.

Net sales for zinc metal increased $135.2 million, or 126%, to $242.0 million during fiscal 2006, compared to $106.8 million during fiscal 2005. The increase was attributable to a $137.2 million improvement in price realization due primarily to the higher LME average zinc price, partially offset by a $2.0 million decrease in tons shipped. The improvement in price reflects 97%, or $0.83 per pound, of the increase in the average LME zinc price from the prior year.

Net sales for zinc oxide increased $84.8 million, or 82%, to $187.9 million during fiscal 2006, compared to $103.1 million during fiscal 2005. The increase is primarily attributable to higher price realization during fiscal 2006, which accounted for $92.5 million of the difference. The improvement in price realization reflects 72%, or $0.62 per pound, of the increase in the average LME zinc price from the prior year. A $7.7 million offset was caused by a 7% decline in shipment volumes reflecting reduced consumption in the rubber industry during the third and fourth quarters of 2006. The reduced consumption was caused primarily by high tire inventories in the third quarter and a work stoppage during the fourth quarter at the operations of our largest oxide customer. Recently consumption has returned to levels consistent with the prior year.

Net sales of zinc and copper-based powder increased $5.1 million, or 67%, to $12.7 million during fiscal 2006, compared to $7.6 million during fiscal 2005. Increases in prices accounted for $4.3 million of the improvement. Volume increases accounted for $0.8 million, as shipped tons increased by 10%.

Revenues from EAF dust increased $3.8 million, or 8%, to $50.6 million during fiscal 2006, compared to $46.8 million during fiscal 2005. Price increases caused revenues to grow $3.2 million, and increased volume caused revenues to grow by $0.6 million.

Cost of sales (excluding depreciation).  Cost of sales increased $116.8 million, or 48%, to $360.2 million for fiscal 2006, compared to $243.4 million for fiscal 2005. As a percentage of net sales, cost of sales was 73% for fiscal 2006, compared to 89% for fiscal 2005.

Feed costs increased $97.3 million in fiscal 2006 consisting largely of an $86.4 million increase in purchased feed costs. The increase primarily reflects the increase in the average LME zinc prices, an 8% increase in the percentage of the average LME zinc price we pay on our purchased feeds and a 14% increase in the quantity of purchased feed used in fiscal 2006. Feed costs from recycled EAF dust rose $10.9 million driven largely by increases in wages and benefits of $1.8 million, maintenance of $2.7 million, fuels and additives of $3.0 million, purchased services of $1.3 million and transportation of $1.0 million. The reduction in shipment volume resulted in a decrease in cost of sales of $7.9 million. The cost of brokered metal sales increased $11.6 million from 2005, primarily reflecting the increase in the LME price of zinc.

Our cost of sales were also affected by a $5.7 million increase in labor and maintenance costs at our Monaca facility reflecting our initiatives to maintain and improve the reliability of its operations, a $3.8 million increase in freight costs, $2.8 million in charges relating to the termination and settlement of a third-party operation and maintenance agreement for our power plant in Monaca (see Note Q to our consolidated audited financial statements), a $1.6 million fuel surcharge related to coal purchased for the power plant and $1.3 million related to a one-time sale of zinc concentrates. The balance of the increase, $0.6 million, was attributable largely to increases in supplies and services.

Depreciation.  Depreciation expense increased by $1.3 million, or 18%, to $8.5 million during fiscal 2006, compared to $7.2 million in fiscal 2005. The increase is attributable to an increase in property, plant and equipment from fiscal 2005 due to capital expenditures of $14.2 million in fiscal 2006.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased by $21.7 million, or 226%, to $31.3 million during fiscal 2006, compared to $9.6 million during fiscal 2005. Most of the increase is attributable to a $15.0 million increase in the management fee paid to Sun Capital Partners Management III, LLC pursuant to our Management Services Agreement, which included an additional one-time fee of $5.0 million and a $4.5 million management services agreement termination fee. Additionally, we incurred $3.0 million in management compensation related principally to the November private placement in the fourth quarter of 2006. The balance of the increase is attributable primarily to increased wages, bonuses, benefits and professional services.

Interest expense.  Interest expense increased $0.4 million, or 5%, to $9.5 million during fiscal 2006 compared to $9.1 million during fiscal 2005 primarily reflecting increases in debt levels and the associated variable rates.

Income tax provision.  Our income tax provision was $32.7 million during fiscal 2006, compared to $2.0 million for fiscal 2005. Our effective tax rate for fiscal 2006 was 37.5%, compared to 39.1% for fiscal 2005.

Net income.  For the reasons described above, net income increased $51.4 million, or 1,658%, to $54.5 million for fiscal 2006, compared to $3.1 million for fiscal 2005.

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

Year Ended December 31, 2007

Cash Flows from Operating Activities

Our operations generated a net $102.6 million in cash for fiscal 2007. Net income and non-cash items totaled $105.3 million. Although the LME average price of zinc during fiscal 2007 has declined from December 31, 2006 levels, it remains at historically high levels and contributed to our strong positive cash flow for the period.

Our working capital increased $91.1 million to $150.0 million at December 31, 2007 from $58.9 million at December 31, 2006. The largest component was a $75.2 million increase in cash and cash equivalents, reflecting primarily the cash raised through our initial public offering as well as cash provided by our operations. Accounts receivable decreased $20.0 million during the period, reflecting the lower LME average zinc price in relation to

December 31, 2006. Inventory increased $12.3 million during the period, reflecting in part increases of 24.9% and 22.0% in raw material and work in process tons and finished goods tons, respectively, and corresponding increases in cost of 4.4% and 47.3%, respectively. Prepaid expenses and other current assets increased $4.8 million reflecting the purchase in December 2007 of put options to be used as hedging instruments for 2008 production. Other significant changes in working capital include the $21.4 million reduction in current maturities of debt related to the debt repayment described below. The balance of cash and cash equivalents was $76.2 million at December 31, 2007.

Cash Flows from Investing Activities

Cash used in investing activities was $45.3 million for fiscal 2007. A majority of the expenditures, $27.1 million, were for the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in January 2008. Although our credit facility imposes certain limits on capital spending, they did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations.

Cash Flows from Financing Activities

Our financing activities for fiscal 2007 provided a net $17.9 million. In the second quarter, we completed the private placement of 13,973,862 shares of our common stock at a price of $13.50 per share. The net proceeds were $174.2 million, after deducting the initial purchaser discount, placement fee and commissions of $13.2 million and other costs of $1.2 million. The net proceeds were used to repurchase the shares of our pre-November 2006 stockholders and to redeem our outstanding warrants for $152.6 million, to reduce debt and for general corporate purposes.

In the third quarter, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement on Form S-1 for our initial public offering effective on August 9, 2007. Pursuant to this Registration Statement, we registered a total of 5,597,050 shares of common stock, of which we sold 4,580,957 shares and certain selling stockholders sold 1,016,093 shares. The 4,580,957 shares of common stock we sold included 409,722 shares sold pursuant to the underwriters’ over-allotment option. The 1,016,093 shares of common stock sold by the selling stockholders included 320,328 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock we sold was $82.5 million and the aggregate price of the shares of common stock sold by the selling stockholders was $18.3 million. We did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds we realized from the offering, after deducting approximately $5.8 million in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. We used a portion of the net proceeds to retire substantially all of our debt and we expect to use the remaining proceeds to fund capital improvements and for general corporate purposes.

With the funds received from the private placement, our initial public offering and cash generated from operations we retired during fiscal 2007 the $57.0 million Contrarian note payable, the $7.6 million in CIT notes payable and repaid the $14.4 million outstanding balance of our revolving credit facility.

We are subject to various financial covenants in our credit facilities. Our consolidated senior leverage ratio must be not higher than 5.50 to 1.00, and our consolidated fixed charge coverage ratio must be not less than 1.00 to 1.00. Each fiscal quarter, our EBITDA for the previous twelve months must be higher than $13.4 million. Finally, our credit facility was amended in December of 2007. Under the amendment, if the average net availability for the calendar month of December of each respective year is less than $30.0 million, then our capital expenditures for fiscal 2007, 2008, 2009 and 2010 may not exceed $50.0 million, $120.0 million, $70.0 million and $25.0 million, respectively. At December 31, 2007, we were in compliance with all covenants under the agreements governing the Credit Facility and the Term Note and continue to be in compliance as of March 31, 2008.

Year Ended December 31, 2006

Cash Flows from Operating Activities

Our operations generated a net $15.6 million in cash for fiscal 2006. Although the rising LME zinc price during the period contributed to our strong performance, it negatively impacted the cash flow from operations as reflected in our higher working capital requirements. Net income and non-cash items totaling $78.6 million were reduced by a $70.7 million increase in accounts receivable and inventory, partially offset by a net $15.5 million increase in accounts payable and accrued expenses.

Net sales and accounts receivable increased during the period by $218.8 million and $36.4 million, respectively. Both were impacted by the 137% increase in the LME price of zinc. Accounts receivable was further impacted by a 2.9 day increase in days sales outstanding.

Higher LME zinc prices were also partially responsible for the increase in inventory and accounts payable. Inventory tons of purchased feed on hand increased 68%, while the associated costs increased 334%. Tons of finished goods inventory on hand increased 48%, while the associated costs increased 152% from $8.3 million to $21.0 million.

Cash Flows from Investing Activities

Cash used in our investing activities totaled $14.2 million for fiscal 2006. A majority of the capital invested was to maintain existing operations. Our credit facilities impose certain limits on capital spending, which are described below. In 2006, we do not expect our credit facilities to preclude us from funding any of our currently planned projects. We funded capital expenditures with funds provided by operations.

Cash Flows from Financing Activities

Our financing activities used a net $1.0 million in cash for fiscal 2006.

We received $188.2 million in net proceeds from the private placement of our common stock in November 2006. We used $166.2 million of the proceeds to repurchase shares of our common stock from our pre-November 2006 stockholders and $1.6 million, net of tax, to repurchase and cancel 20% of the options, all of which were fully vested and exercisable, held by members of our management. The remaining proceeds were used to pay a $4.5 million termination fee relating to the Management Services Agreement and bonus payments of $2.5 million to certain members of management and to reduce debt.

On July 15, 2005, Horsehead Corporation entered into a first lien $72.0 million senior secured credit facility (the “Credit Facility”) with CIT Group/Business Credit, Inc. (“CIT”) and certain lenders and entered into a $27.0 million second lien secured credit facility with CMLI, LLC and Contrarian Financial Service Company, L.L.C. as lenders. On October 25, 2006, the Credit Facility was amended to provide for additional borrowing availability of $30.0 million under our revolving credit facility (“Revolver”) and our second lien facility was amended to provide for additional borrowing availability of $30.0 million. These amendments also increased our flexibility to make capital expenditures. The transactions relating to our October 2006 special dividend increased the amounts outstanding under the Credit Facility by an aggregate of $56.0 million. We used borrowings under these amended facilities to repay $17.4 million, together with $2.7 million in accrued interest, pursuant to loans entered into with certain of our then existing stockholders and to pay the October 2006 special dividend of approximately $1.45 per share, amounting to $29.0 million. The Credit Facility currently consists of a $75.0 million Revolver that includes a letter of credit sub-line of $35.0 million, and the second lien facility currently consists of a $57.0 million term note (the “Term Note”).

We paid the special dividend to our stockholders in order to share the benefits of our improved financial performance with our stockholders. In connection with the dividend, we paid a one-time $5.0 million fee and a $0.5 million management fee to Sun Capital Partners Management III, LLC pursuant to the Management Services Agreement. Under the terms of this agreement, we received financial and management services, including advice on financial reporting, accounting, management information systems and staffing. Also, under the terms of the Management Services Agreement, Sun Capital Partners Management III, LLC, which is an affiliate of Sun Capital, was entitled to receive a fee for services provided with respect to certain corporate events, such as refinancings, restructurings, equity and debt offerings, and mergers equal to 1% of the aggregate consideration resulting from the transaction. We also made bonus payments of approximately $0.5 million to certain members of our management.

We are subject to various financial covenants in our credit facilities. Our consolidated senior leverage ratio must be not higher than 5.50 to 1.00, and our consolidated fixed charge coverage ratio must be not less than 1.00 to 1.00. Each fiscal quarter, our EBITDA for the previous twelve months must be higher than $13.4 million. Finally, our capital expenditures for fiscal 2007, 2008 and each fiscal year thereafter may not exceed $40.0 million, $15.0 million and $11.0 million, respectively. At December 31, 2006, we were in compliance with all covenants under the agreements governing the Credit Facility and the Term Note.

In January 2006, Horsehead Corporation entered into a $7.0 million term loan (“Special Accommodation Advance”) with CIT. The proceeds of the loan were used to repay a $7.29 million note to Sun Capital.

In April 2006, Horsehead Corporation entered into a $5.0 million term loan with Sun Capital, with interest at 10% per annum. We used the proceeds of the loan to procure a put option to serve as a financial hedge for the price of zinc in 2007. The entire principal and accrued interest balance was repaid in April 2006 as described below.

In April 2006, Horsehead Corporation entered into a $7.0 million term loan (“Tranche B Special Accommodation Advance”) with CIT. We used a portion of the proceeds of the loan to repay the $5.0 million Sun Capital loan.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2007:

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(Dollars in millions)

Long-term debt obligations (excluding interest)	$0.2	$0.1	$0.1	$—	$—
Purchase obligations	17.1	17.1	—	—	—
Operating lease obligations	13.6	3.2	4.9	2.9	2.6
Executive compensation	6.4	2.4	2.7	1.3	—

Total	$37.3	$22.8	$7.7	$4.2	$2.6

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases and letters of credit. As of December 31, 2007, we had letters of credit outstanding in the amount of $15.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by a $35.0 million letter of credit sub-line under the terms of our Credit Facility as described in Note G to our audited consolidated financial statements.

Inflation

Inflation can affect us in two principal ways. First, a significant portion of our debt is tied to prevailing short-term interest rates that may change due to changes in inflation rates, translating into changes in our interest expense. Second, inflation can impact material purchases, energy, labor and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations in recent years. However, if our costs were to become subject to significant inflationary pressures, either as described above or otherwise, we may not be ably to fully offset such higher costs through price increases.

Seasonality

Due in large part to the diverse end-markets into which we sell our products and services, our sales are generally not impacted by seasonality with the exception of a slight reduction in demand in the fourth quarter of the year as some customers reduce production during the period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, lead, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the prices of zinc and lead for 2008 and 2009.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to losses in the event of non-performance by the counter-parties to the derivative contracts discussed below, as well as any similar contracts we may enter into in future periods. Counter-parties are evaluated for creditworthiness and risk assessment both prior to our initiating contract activities and on an ongoing basis.

Interest Rate Risk

We are subject to interest rate risk in connection with our senior secured credit facilities, which provide for borrowings of up to $75.0 million at December 31, 2007, all of which bears interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.

Commodity Price Risk

Our business consists principally of the sale of zinc metal and other zinc-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc. While our finished products are generally priced based on a spread to the price of zinc on the LME, our revenues are impacted significantly by changes in the market price of zinc. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.

In December 2007, we purchased put options for 2008 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume. The cost of these options was approximately $13.3 million and is included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2007. The options settle on a monthly basis, and in each settlement we are entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound for the duration of 2008, exceeds the average LME price for zinc during the preceding month. Similar put options for 45,000 tons, (3,750 tons monthly) were purchased during the first quarter of 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $7.0 million.

In December 2005, we purchased put options for 2006 for a financial hedge for approximately 99,200 tons of zinc, or approximately 65% of our then anticipated 2006 sales volume. The cost of this option was approximately

$7.3 million and is included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2005. The option settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $0.748 per pound for the duration of 2006, exceeded the average LME price for zinc during the preceding month. The LME price for zinc in each month of 2006 exceeded $0.748 per pound, so we did not receive any payments under this arrangement during that period. Similar put options were purchased during the second quarter of 2006 for each of the 12 months of 2007 for the same quantity and at the same strike price, at a cost of approximately $6.9 million. In December 2006, we sold the 2007 put options in order to realize an income tax benefit.

As of December 31, 2007 we were party to a contract for the purchase and delivery of the coal requirements for the power plant in Monaca through 2008 and have since extended our contractual commitment to 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of the independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15 under the Exchange Act, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since November 20, 2006. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.horsehead.net — click on “Investors”, then click on “Corporate Governance” and then click on “Code of Ethics for Senior Management.” Our Company intends to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Horsehead Holding Corp., Attention: Corporate Secretary, 300 Frankfort Road, Monaca, Pennsylvania 15061.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be found in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2008 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

All remaining schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  See Exhibit Index appearing on page E-1 for a list of exhibits filed with or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

HORSEHEAD HOLDING CORP.

By:	/s/ James M. Hensler
James M. Hensler
Its: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Hensler and Robert D. Scherich, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 31, 2008.

Signature	Title

/s/ James M. Hensler James M. Hensler	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)

/s/ Robert D. Scherich Robert D. Scherich	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

/s/ John Van Roden John Van Roden	Director

/s/ T. Grant John T. Grant John	Director

/s/ Bryan D. Rosenberger Bryan D. Rosenberger	Director

/s/ Jack Shilling Jack Shilling	Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits of the basic financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. and subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  Grant Thornton LLP

Cleveland, Ohio
March 28, 2008

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Amounts in thousands, except per share amounts)

	2007	2006

ASSETS
Current assets
Cash and cash equivalents	$76,169	$958
Accounts receivable, net of allowance of $459 and $904, respectively	51,473	71,435
Inventories	69,918	57,588
Prepaid expenses and other current assets	12,047	7,262
Deferred income taxes	464	351

Total current assets	210,071	137,594
Property, plant and equipment, net	98,932	63,794
Other assets
Deferred financing costs, net of accumulated amortization of $534 and $1,257 respectively	1,665	4,171
Deferred income taxes	3,905	—
Deposits and other	231	147

Total other assets	5,801	4,318

Total assets	$314,804	$205,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolver	$—	$14,398
Current maturities of long-term debt	60	7,058
Accounts payable	37,458	38,775
Accrued expenses	22,535	18,500

Total current liabilities	60,053	78,731
Long-term debt, less current maturities	121	58,225
Other long-term liabilities	12,576	17,909
Deferred income taxes	—	847
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares with voting rights authorized; 34,775 and 22,026 shares issued and outstanding in 2007 and 2006, respectively	348	220
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	124,682	23,433
Retained earnings	117,024	26,341

Total stockholders’ equity	242,054	49,994

Total liabilities and stockholders’ equity	$314,804	$205,706

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except per share amounts)

	2007	2006	2005

Net sales of zinc material and other goods	$500,362	$445,733	$226,973
EAF dust service fees	45,217	50,680	46,834

Net sales	545,579	496,413	273,807
Cost of sales of zinc material and other goods (excluding depreciation)	366,973	352,360	239,220
Cost of EAF dust services	6,386	7,821	4,138

Cost of sales (excluding depreciation)	373,359	360,181	243,358
Depreciation	10,150	8,536	7,179
Selling, general and administrative expenses	15,688	31,294	9,630

Total costs and expenses	399,197	400,011	260,167
Income from operations	146,382	96,402	13,640
Other income (expense)
Interest expense	(7,589)	(9,555)	(9,134)
Interest and other income	3,037	327	665

	(4,552)	(9,228)	(8,469)
Income before income taxes	141,830	87,174	5,171
Income tax provision	51,147	32,717	2,024

NET INCOME	$90,683	$54,457	$3,147

Earnings per common share:
Basic	$3.13	$2.70	$0.16
Diluted	$2.85	$2.01	$0.12
Weighted average shares outstanding:
Basic	28,985	20,138	19,963
Diluted	31,848	27,138	25,988

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at January 1, 2005	19,963	$199	$2,058	$(2,262)	$(5)
Warrants issued	—	—	649	—	649
Net income	—	—	—	3,147	3,147

Balance at December 31, 2005	19,963	199	2,707	885	3,791
Dividends paid	—	—	—	(29,001)	(29,001)
Equity offering	15,813	158	188,005	—	188,163
Common stock repurchase	(13,750)	(137)	(166,100)	—	(166,237)
Stock compensation expense	—	—	422	—	422
Repurchase and cancellation of stock options net of tax benefit of $1,054	—	—	(1,601)	—	(1,601)
Net income	—	—	—	54,457	54,457

Balance at December 31, 2006	22,026	220	23,433	26,341	49,994
Equity offering	18,554	186	249,287	—	249,473
Stock warrant redemption	5,938	59	—	—	59
Stock option exercise	394	4	715	—	719
Common stock repurchase	(12,151)	(121)	(152,437)	—	(152,558)
Restricted stock grant	14	—	123	—	123
Stock compensation expense	—	—	1,300	—	1,300
Tax liability reduction relating to option exercise	—	—	2,261	—	2,261
Net income	—	—	—	90,683	90,683

Balance at December 31, 2007	34,775	$348	$124,682	$117,024	$242,054

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands)

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$90,683	$54,457	$3,147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,656	9,504	8,380
Deferred income tax (benefit) provision	(4,865)	736	1,071
Deferred interest payable	269	333	128
Losses on derivative financial instruments	5,153	13,155	—
Non-cash compensation expense	1,423	422	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	19,962	(36,409)	(14,373)
(Increase) in inventories	(12,330)	(34,316)	(3,135)
(Increase) in prepaid expenses and other current assets	(9,181)	(8,743)	(7,611)
(Increase) decrease in other assets	(84)	1,456	(211)
(Decrease) increase in accounts payable	(1,317)	16,869	10,022
Increase (decrease) in accrued expenses	5,539	(1,416)	6,782
(Decrease) in other non-current liabilities	(5,333)	(421)	(3,346)

Net cash provided by operating activities	102,575	15,627	854
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(45,288)	(14,249)	(9,123)
Acquisition	—	—	(1,000)
Decrease in restricted cash	—	—	4,123

Net cash used in investing activities	(45,288)	(14,249)	(6,000)
Cash Flows from Financing Activities:
Dividends paid	—	(29,001)	—
Proceeds from equity offering, net of expenses	249,473	188,163	—
Common stock repurchase	(152,558)	(166,237)	—
Proceeds from exercise of warrants and options	778	—	—
Repurchase and cancellation of stock options	—	(2,655)	—
Net (payments on) proceeds from revolving credit facility	(14,398)	(2,199)	3,809
Proceeds from issuance of notes payable	—	49,000	7,590
Payments on notes payable and long-term debt	(65,371)	(36,133)	(4,505)
Deferred financing costs	—	(1,911)	(3,517)

Net cash provided by (used in) financing activities	17,924	(973)	3,377

Net increase (decrease) in cash and cash equivalents	75,211	405	(1,769)
Cash and cash equivalents at beginning of year	958	553	2,322

Cash and cash equivalents at end of year	$76,169	$958	$553

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
and for the Years Ended December 31, 2007, 2006 and 2005
(Amounts in thousands, except per share data)

NOTE A —	ORGANIZATION

Horsehead Holding Corp. (“HHC”, “Horsehead” or the “company”) was incorporated in the state of Delaware in May 2003. On December 23, 2003, the company acquired substantially all of the operating assets and assumed certain liabilities of Horsehead Industries, Inc. and its wholly-owned subsidiaries. The company commenced operations on December 24, 2003.

The company completed two private placement equity offerings, the first in November 2006 and the second in April 2007. Both offerings included common stock repurchases from the then existing stockholders. Prior to the equity offerings the principal stockholder of HHC was Sun Horsehead, LLC, (“Sun Horsehead”) which owned 92% of the outstanding common stock of HHC prior to the November 2006 offering and 26% of the outstanding common stock of HHC prior to the April 2007 offering. Sun Horsehead’s ownership percentage was reduced to 74 shares as a result of the equity offerings and further reduced to zero with the completion of the company’s initial public offering of its common stock in August 2007 (see Note C).

The company is a producer of specialty zinc and zinc-based products sold primarily to customers throughout the United States of America and is also the largest recycler of electric arc furnace dust in the United States. It also provides short-line railroad service for the movement of materials for both Horsehead Corporation and outside customers.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Horsehead and its wholly-owned subsidiaries, Horsehead Intermediary Corp. (“HIC”), Horsehead Corporation (the “Operating Company” or “HC”) and Chestnut Ridge Railroad Corp. (“Chestnut Ridge”). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant items requiring the use of management estimates and assumptions relate to inventory reserves, bad debt reserves, environmental and asset retirement obligations, workers’ compensation liabilities, reserves for contingencies and litigation and fair value of financial instruments. Management bases its estimates on the company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

The company recognizes revenues from the sale of finished goods at the point of passage of title or risk of loss, which is generally at the time of shipment. The company’s service fee revenue is generally recognized at the time of receipt of electric arc furnace (“EAF”) dust, which the company collects from steel mini-mill operators.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net sales for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Zinc material goods	$480,993	$432,344	$219,091
Service fee revenue	45,217	50,680	46,834
Other	19,369	13,389	7,882

	$545,579	$496,413	$273,807

Net sales from one customer represents $56,762 of the company’s 2007 consolidated net sales. No other customer exceeded 10% of consolidated net sales for 2007, 2006 and 2005.

Shipping and Handling Fees and Costs

The company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. The company records shipping and handling costs incurred in cost of sales.

Cash and Cash Equivalents

The company considers all highly liquid investments with maturities of less than 90 days when purchased to be cash equivalents.

Accounts Receivable

The majority of the company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the company’s previous loss history, the customer’s current ability to pay its obligation to the company, and the condition of the general economy and industry as a whole. The company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The provision for bad debt expense was $(433), $600 and $100 for 2007, 2006 and 2005, respectively.

Inventories

Inventories, which consist primarily of zinc bearing materials, zinc products and supplies and spare parts, are valued at the lower of cost or market using a moving average cost method. Raw materials are purchased as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc is traded as a commodity on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market the company uses the LME price as of the balance sheet date. The company considers decreases in the LME zinc price subsequent to the end of the year to determine if disclosure of such decreases is warranted.

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2007 included approximately $9,872 related to put options purchased for specified tons of zinc in 2008 (see Note N). There were no put options outstanding at December 31, 2006.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method. Ordinary maintenance and repairs are expensed as incurred; replacements and betterments are capitalized if they extend the useful life of the related asset. The estimated useful lives of property, plant and equipment are as follows:

Buildings, land and building improvements	5 - 20 years
Machinery and equipment	3 - 20 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company reviews the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Fair value would be determined based upon a discounted cash flow valuation. There were no impairment write-downs charged to operations during 2007, 2006 and 2005.

Environmental Obligations

The company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimated. Accruals for estimated costs are generally undiscounted and are adjusted as further information develops or circumstances change.

Insurance Claim Liabilities

The company accrues for costs associated with self-insured retention under certain insurance policies (primarily workers’ compensation) based on estimates of claims, including projected development, from information provided by the third party administrator and the insurance carrier. Accruals for estimated costs are undiscounted and are subject to change based on development of such claims.

Asset Retirement Obligations

In accordance with SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS 143”), and FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143 (“FIN 47”), the fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to environmental remediation at two company locations. The liability is estimated based upon cost studies prepared to estimate environmental remediation upon closure and for purposes of obtaining state permits to operate the facilities. The liability is discounted using the company’s estimated credit-adjusted risk free interest rate.

Income Taxes

The company accounts for income taxes using the provisions of SFAS No. 109, Accounting for Income Taxes and FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies SFAS No. 109. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their respective financial reporting amounts. As required by FIN 48, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

The company has a stock-based compensation plan and an equity incentive plan which are more fully described in Note M. The company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” as revised (“SFAS 123R”), as of January 1, 2006. Accordingly, employee stock options granted on or after January 1, 2006 are expensed by the company over the option vesting period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. The company previously used the minimum value method as permitted by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”) for pro forma disclosure purposes and, therefore, as required has applied the provisions of SFAS 123R on a prospective basis.

Prior to January 1, 2006, the company accounted for options issued under the plan under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issues to Employees. Under these provisions, stock-based employee compensation was not reflected in net income in the accompanying consolidated financial statements as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the grant date.

Financial Instruments

The following methods are used to estimate the fair value of the company’s financial instruments:

Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments.

Term loans and the Revolver approximate their fair value as they bear interest at variable rates indexed to market rates of interest.

The company enters into certain financial swap and financial option instruments that are carried at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The company recognizes changes in fair value within the consolidated statements of income as they occur (see Note N).

The company does not purchase, hold or sell derivative financial instruments unless it has an existing asset or obligation or anticipates a future activity that is likely to occur and will result in exposing it to market risk. The company uses various strategies to manage its market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from the company’s primary business activity. The fair values of derivative instruments are based on valuations provided by third parties.

The company is exposed to credit loss should counter-parties with which it has entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize this risk the company uses highly rated counter-parties that meet certain requirements.

Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2007, 2006 and 2005 approximated $5,045, $10,151 and $7,777, respectively. Cash paid for income taxes in 2007, 2006 and 2005 approximated $51,194, $30,817 and $2,420, respectively.

Recently Issues Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines “fair value”, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement does not change existing accounting rules governing what can or what must be recognized and reported at fair value in our financial statements, or disclosed in

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the notes to our financial statements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The Company does not believe its adoption would have a material impact on its financial statements.

In February 2007 the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to chose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company does not believe its adoption would have a material impact on its financial statements.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2007 presentation.

NOTE C —	EQUITY OFFERING AND STOCK REPURCHASE

On November 30, 2006, the company sold 15,813 shares of its common stock through a private placement to a combination of qualified institutional buyers. The shares were sold at a price of $13.00 per share, less a 7% initial purchaser’s discount and placement fee. In connection with the private placement, the company entered into a Securities Repurchase Agreement with its then existing stockholders and repurchased 13,750 of their shares of common stock of the company on a pro-rata basis at a price of $12.09 per share. The common stock repurchase had the effect of reducing Sun Horsehead’s interest in the company from 92% to 26%. The total expenses incurred in connection with the transaction aggregated $4,847, which included $2,056 of the initial purchaser’s discount that was rebated to the company and subsequently paid to Sun Horsehead as a transaction fee. Pursuant to a registration rights agreement entered into in connection with the aforementioned transaction, the company agreed to file a shelf registration statement on Form S-1 with the SEC no later than April 15, 2007 to register for resale the shares of its common stock sold in the aforementioned transaction.

In connection with the aforementioned equity offering and stock repurchase, the following transactions also occurred:

•	The management services agreement with an affiliated company was terminated and a $4,500 termination payment was made (See Note L).

•	Stock options representing 20% of the options outstanding under the company’s 2004 stock option plan were cancelled and payments totaling $2,657 were made to the option holders (see Note M).

•	Bonus payments totaling $2,530 were made to certain officers of the company.

On April 12, 2007, the Company completed the private placement of 13,974 shares of its common stock at a price of $13.50, less a 7% initial purchaser’s discount and placement fee. The net proceeds for the total offering, after deducting discounts and commissions of $13,205 and other costs of $1,185, were equal to $174,258. The net proceeds of the offering, were used to repurchase the 6,213 shares of its common stock held by its pre-November 2006 stockholders and to redeem all of the Company’s outstanding warrants.

On August 13, 2007, the SEC declared the Company’s registration statement on Form S-1 originally filed by the Company with the SEC on April 13, 2007 (File No. 333-142113) effective. The registration statement relates to the resale from time to time of 29,860 of previously unregistered shares of the Company’s common stock issued in its November 2006 and April 2007 private placements. The Company did not receive any proceeds from the registration of those shares.

On August 15, 2007, the Company completed an initial public offering of shares of its common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9,

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. Pursuant to this Registration Statement, the Company registered a total of 5,597 shares of common stock, of which it sold 4,581 shares and certain selling stockholders sold 1,016 shares. The 4,581 shares of common stock sold by the Company include 410 shares sold pursuant to the underwriters’ over-allotment option. The 1,016 shares of common stock sold by the selling stockholders include 320 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by the Company was $82,457 and the aggregate price of the shares of common stock sold by the selling stockholders was $18,290. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds realized by the Company from the offering, after accounting for approximately $5,772 in underwriting discounts and commissions and approximately $1,314 of expenses relating to the offering, were approximately $75,371. The Company used a portion of the net proceeds to retire substantially all debt and is using the remaining proceeds to fund capital improvements and for general corporate purposes.

NOTE D —	INVENTORIES

Inventories consisted of the following at December 31, 2007 and 2006:

	2007	2006

Raw materials	$28,095	$26,962
Work-in-process	1,258	1,158
Finished goods	30,866	20,959
Supplies and spare parts	9,699	8,509

	$69,918	$57,588

Inventories are net of reserves for slow-moving inventory of $2,154 and $1,562 at December 31, 2007 and 2006, respectively. The provisions for slow-moving inventory were $592, $283 and $0 in 2007, 2006 and 2005, respectively.

NOTE E —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2007 and 2006:

	2007	2006

Land and land improvements	$7,598	$7,265
Buildings and building improvements	21,357	21,285
Machinery and equipment	62,326	52,890
Construction in progress	39,905	4,458

	131,186	85,898
Less accumulated depreciation	(32,254)	(22,104)

	$98,932	$63,794

NOTE F —	DEFERRED FINANCING COSTS

Deferred financing costs of $1,911 and $3,517, were incurred in 2006 and 2005, respectively, in connection with the company’s Credit Facility and term loans from CIT Group Business Credit, Inc. as described in Note G. These costs were being amortized over the terms of the related debt. Amortization, which is included in interest expense in the accompanying consolidated statements of income, was $2,506, $968 and $289 in 2007, 2006 and 2005 respectively. The significant increase in 2007 reflects the write-off of unamortized costs related to the repayment and cancellation of substantially all of the outstanding debt as more fully described in Note G.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Amortization of the costs associated with the remaining credit facilities will approximate $666 in both 2008 and 2009 and $333 in 2010.

NOTE G —	NOTES PAYABLE AND LONG-TERM DEBT

Notes payable, including the Revolver, and long-term debt consisted of the following at December 31, 2007 and 2006:

	2007	2006

Revolving credit facility	$—	$14,398
Note payable to Contrarian Service Company L.L.C.	—	57,461
Note payable to Beaver County Corporation for Economic Development	181	239
Note payable to CIT Group Business Credit, Inc., due January, 2007	—	583
Note payable to CIT Group Business Credit, Inc., due January, 2008	—	7,000

	181	79,681
Less portion currently payable	(60)	(21,456)

	$121	$58,225

On July 15, 2005, the Operating Company and HIC entered into a $72,000 credit facility (“Credit Facility”) with certain lenders. The Credit Facility was comprised of a $45,000 revolving credit facility (“Revolver”) including a letter of credit sub-line of $35,000 under the terms of a Financing Agreement with CIT Group/Business Credit, Inc. (“CIT”), and a $27,000 term note (“Term Note”) under the terms of a Second Lien Financing Agreement with Contrarian Service Company, L.L.C. (“Contrarian”).

On October 25, 2006 the Credit Facility was amended to provide for an additional borrowing availability of $30,000 under the Revolver and for an addition to the Term Note with Contrarian of $30,000. Borrowings made under this amendment were used to pay a dividend of approximately $29,001, repay notes payable to stockholders of $17,370 together with accrued interest of $2,653, pay a one-time management fee and re-financing fee totaling $5,500 to an affiliated company (see Note L) and to make bonus payments of $477 to certain members of company management. At December 31, 2007 the Company’s amended Credit Facility consists only of the $75,000 Revolver as a result of the debt repayments and cancellations discussed below.

The Revolver requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility and contains a subjective acceleration clause in the revolving credit facility. Accordingly, any outstanding borrowings under the Revolver are classified as a current liability.

The outstanding borrowings on the Revolver, together with the outstanding letters of credit, cannot exceed the company’s borrowing base, which includes eligible receivables, inventories, and certain other assets. The underlying Financing Agreement, as amended, calls for interest payable monthly at either prime (7.25% at December 31, 2007) plus .25% or LIBOR (4.86% at December 31, 2007) plus 2.5% and letter of credit fees of 2.5%. The Financing Agreement also provides for certain covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions as well as providing for the maintenance of certain financial covenants. If an event of default were to occur, the rate on all obligations owed under the Revolver and other borrowings from CIT would be increased by 2% per annum. The Revolver expires in 2010. At December 31, 2007 and 2006, the company had $15,073 and $15,549, respectively, of letters of credit outstanding to collateralize self insured claims for workers’ compensation and other general insurance claims and closure bonds for the company’s two facilities in Pennsylvania. Availability under the Revolver was $59,927 at December 31, 2007.

The Financing Agreement was amended in December of 2007. The amendment raised the limits on the company’s capital expenditures for fiscal 2007 through 2010.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Note payable to Contrarian provided for interest due monthly at LIBOR (5.35% at December 31, 2006) plus an applicable margin (6.875% at December 31, 2006) as defined in the Second Lien Financing Agreement. In addition, deferred interest accrued at 1% per annum and was due at maturity along with the principal amount in October 2010. The Term Note was repaid and cancelled in 2007.

The company was in compliance with all covenants under the Financing Agreement at December 31, 2007.

In September 2005, the operating company entered into a $300 term loan with the Beaver County Corporation for Economic Development. The proceeds of the loan were used to purchase equipment for the Monaca, Pennsylvania location. The loan is a five year note with principal and interest payments due monthly through October 2010. Interest is charged at 3.125% per annum. The loan requires the company to maintain a minimum number of employees at the Monaca location.

In April 2006 and December 2005, the operating company entered into a $5,000 term loan and a $7,290 term note, respectively, with Sun Horsehead, the controlling stockholder of HHC. The proceeds of the loans were used to procure put options to serve as financial hedges for the price of zinc in 2007 and 2006, respectively (see Note N). The loans bore interest at 10% per annum. The entire principal and accrued interest balances were repaid in April and January 2006.

In April and January 2006, the Operating Company entered into two $7,000 term loans with CIT. The proceeds of the loans were used to repay the April 2006 and December 2005 Sun Horsehead notes. The notes bore interest at either prime plus .25% or LIBOR plus 2.5%. The notes with CIT were repaid and cancelled in August of 2007.

Substantially all of the company’s assets were pledged as security under its Credit Facility at December 31, 2007 and 2006.

Aggregate future maturities of long-term debt are as follows:

Years Ending December 31,

2008	$60
2009	62
2010	59

$181

NOTE H —	ACCRUED EXPENSES

Accrued expenses at December 31, 2007 and December 31, 2006 consisted of the following:

	2007	2006

Employee related costs	$8,900	$7,384
Insurance claim liabilities (see Note J)	2,800	2,400
Other	10,835	8,716

	$22,535	$18,500

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I —	INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2007, 2006 and 2005 are as follows:

	2007	2006	2005

Current provision:
Federal	$48,076	$27,699	$891
State and local	7,936	4,282	62

	56,012	31,981	953
Deferred provision (benefit):
Federal	(4,180)	732	860
State and local	(685)	4	211

	(4,865)	736	1,071

	$51,147	$32,717	$2,024

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

	2007	2006	2005

Income taxes at statutory rate	$49,683	$30,511	$1,758
State and local income taxes, net of federal tax benefit	4,713	2,787	180
Domestic production activity deduction	(3,078)	(628)	—
Other	(171)	47	86

Income tax provision	$51,147	$32,717	$2,024

The components of the company’s net deferred tax asset (liability) at December 31, 2007 and 2006 are as follows:

	2007	2006

Deferred tax assets:
Accrued fringe benefits	$1,275	$1,113
Prepaid hedge contracts	1,689	—
Accrued signing bonus	1,198	—
Other	3,765	1,854

	7,927	2,967
Deferred tax liabilities:
Property, plant and equipment	(3,271)	(3,364)
Other	(287)	(99)

	(3,558)	(3,463)

Net deferred tax asset (liability)	$4,369	$(496)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above deferred tax assets and liabilities at December 31, 2007 and 2006 have been included in the company’s consolidated balance sheets as follows:

	2007	2006

Current deferred tax asset	$464	$351
Non-current deferred tax asset	3,905	—
Non-current net deferred tax asset (liability)	—	(847)

Net deferred tax asset (liability)	$4,369	$(496)

Refundable income taxes, included in prepaid expenses and other current assets in the company’s consolidated balance sheets amounted to $1,328 at December 31, 2006.

The company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2003 through 2007.

The company adopted FIN 48 on January 1, 2007. At the adoption date, the company applied FIN 48 to all tax positions for which the statute of limitations remained open. Based on the company’s analysis it concluded that the application of FIN 48 had no effect on the recorded tax assets or liabilities of the company. Consequently no cumulative effect adjustment was recorded as of January 1, 2007. The company has no unrecognized tax benefits as of December 31, 2007.

NOTE J —	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2007 and 2006:

	2007	2006

Environmental obligations	$2,271	$8,324
Insurance claim liabilities	7,778	8,521
Asset retirement obligations	1,151	1,064
Employee related costs	1,376	—

	$12,576	$17,909

Environmental obligations

In connection with the acquisition (see Note A), the company assumed certain liabilities related to environmental issues cited in a 1995 Consent Decree (the “Consent Decree”) between Horsehead Industries, Inc. and the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection. The Consent Decree calls for, among other things, the removal of certain materials containing lead from the company’s Palmerton, Pennsylvania facility and the construction of a storage building for calcine feed materials at the Palmerton facility. The company has reviewed alternatives for meeting these requirements and as a result, in 2007, it has refined its estimate of the cost to remove the lead material, half of which was removed in 2007. These environmental obligations were recorded based on the estimated undiscounted costs required to achieve compliance with the Consent Decree and totaled $3,208 at December 31, 2007, of which $1,538 is recorded as a current liability and $7,674 at December 31, 2006.

Environmental obligations also include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

beginning of a 30 year period of post-closure care. Based on the company’s annual review of the estimated annual costs required for the care specified under the permit, the liability was adjusted in 2007 and 2006 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,480 in 2007 and $1,559 in 2006 and a discount rate of 6%. The environmental obligations related to Bartlesville totaled $635 at December 31, 2007, of which $34 is recorded as a current liability and $650 at December 31, 2006.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $2,800 of workers’ compensation claims will be paid in 2008 (see Note H).

Asset retirement obligations

The company currently recognizes a liability for the present value of future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

The related depreciation expense for 2007, 2006 and 2005 associated with the capitalized costs was $35, $35 and $48, respectively, and the related expense (which is included in interest expense) associated with accreting the liability for 2007, 2006 and 2005 was $87, $81 and $75, respectively.

Employee related costs

The company entered into a collective bargaining agreement with the unionized workers at its Monaca, PA facility on November 13, 2007. The agreement included a signing bonus to be paid to eligible workers over a fourteen month period.

NOTE K —	EMPLOYEE BENEFIT PLANS

The company maintains two defined contribution 401(k) plans that cover substantially all of its employees. Salaried employees are eligible to enroll upon date of hire and hourly employees are eligible to enroll one year after their date of hire. Employees may make elective deferral contributions to the plans subject to certain plan and statutory limitations.

Effective January 2007, the company modified the salaried employees plan. In 2007 the company matched 100% of an employee’s contribution to the plan up to a maximum of 3% of the first $100 of base wages. The provision for matching contributions to the plan for 2007 was approximately $258. In 2006, the company matched one-third of employees’ contributions to the plan. The maximum company contribution per employee was 2% of annual wages up to a maximum wage of $80. The provision for matching contributions for the salaried employees plan for 2006 was approximately $132.

In April 2007 the hourly plan for the Palmerton employees was merged into the plan covering the remaining hourly employees. In 2007 and 2006, the company made contributions to the hourly employees’ plans in accordance with the provisions of the various basic labor agreements. The provisions for contributions for 2007 and 2006 were approximately $902 and $469 respectively.

There were no company contributions during the year ended December 31, 2005 for any of the plans.

NOTE L —	RELATED PARTY TRANSACTIONS

On December 23, 2003, the company entered into a ten year management services agreement with an affiliated company, Sun Capital Partners Management III, LLC (“SCPM”). Under the terms of this agreement, financial and management services were provided to the company including advice on financial reporting, accounting,

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

management information systems and staffing. The annual fee for these services was the greater of $600 or 6% of the company’s EBITDA, (defined as the sum of net income, interest expense, income taxes, depreciation and amortization) with further adjustments for certain extraordinary, nonrecurring and non-cash transactions as defined in the agreement. For 2006 and 2005, the provisions for such fees were $6,806 and $1,354. Also, under the terms of the management services agreement, SCPM was entitled to receive a fee for services provided with respect to certain corporate events, such as refinancings, restructurings, equity and debt offerings, and mergers equal to 1% of the aggregate consideration resulting from the transaction. On July 15, 2005, the company paid $720 to SCPM in conjunction with the establishment of the Credit Facility and on October 25, 2006 paid $500 to SCPM in connection with the amendment to the Credit Facility (see Note G). Also on October 25, 2006 an additional one-time fee of $5,000 was paid to SCPM.

On November 22, 2006 the management services agreement with SCPM was terminated and in accordance with the termination agreement, a fee of $4,500 was paid by the company to SCPM (see Note C).

The total expenses included in selling, general and administrative expenses in the accompanying consolidated statements of income for the SCPM fees described above are $16,306 and $1,354 for 2006 and 2005.

In connection with the company’s November 30, 2006 equity offering, a fee of $2,056 was paid to Sun Horsehead (See Note C).

Sun Horsehead issued a $7,290 term loan to the company in December 2005 and a $5,000 term loan in April 2006. (see Note G). The principal and accrued interest balances for these loans were repaid in 2006.

NOTE M —	STOCK OPTIONS

The company adopted a stock option plan in 2004 (the “2004 Plan”) with subsequent amendments in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the company to key employees of the company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. Options granted under the 2004 Plan are non-qualified stock options within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended. The 2004 Plan is administered by a committee designed by the Board of Directors of the company which makes all determinations relating to the 2004 Plan including, but not limited to, those individuals who shall be granted options, the date each option shall vest and become exercisable, the number of shares to be subject to each option, and the option price. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the company resulting from the equity offering and stock repurchase, as described in Note C, and may be exercised at any time prior to September 15, 2014. Compensation expense recognized in 2006 was $422.

During 2006 and 2005 options for 120 and 210 shares, respectively, were granted with exercise prices of $7.39 and $2.36, respectively. The fair value of each option granted under SFAS 123R was estimated on the date of the grant using the Black-Scholes option-pricing model. The Black-Scholes pricing model was also used for the company’s proforma disclosure information for periods prior to 2006. The significant assumptions used in determining value were risk-free interest rates of 5.11% and 4.17% in 2006 and 2005, respectively; volatility of 40% for 2006 and 0% for 2005: expected lives of 6.25 years and no expected dividends for 2006 and 2005. In May 2007 and August 2007, 74 and 320 options were exercised, respectively. The aggregate intrinsic value at December 31, 2007 of the options outstanding under the 2004 Plan was $9,705.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the activity under the 2004 Plan:

		Range of	Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Options outstanding at January 1, 2005	1,083	$1.01	$1.01
Granted in 2005	210	$2.36	$2.36
Cancelled in 2005	120	$1.01	$1.01

Options outstanding at December 31, 2005	1,173	$1.01 - $2.36	$1.25
Granted in 2006	120	$7.39	$7.39
Cancelled in 2006	258	$1.01 - $7.39	$1.82

Options outstanding at December 31, 2006	1,035	$1.01 - $7.39	$1.82
Exercised in 2007	394	$1.01 - $7.39	$1.82

Options outstanding at December 31, 2007	641	$1.01 - $7.39	$1.82

In connection with the November 30, 2006 equity offering (See Note C), the company entered into an agreement with the option holders to cancel 20% of the options outstanding. Under this agreement, the option holders were paid an amount equal to $12.09 per share, less the applicable option exercise price. These payments aggregated $2,657 and resulted in a decrease in additional paid-in capital of $1,601, net of tax.

The following table summarizes the status of options outstanding at December 31, 2007:

		Weighted
Weighted Average	Number of	Average Remaining
Exercise Price	Shares	Contractual Life

$1.01	477	6.7
$2.36	104	6.7
$7.39	60	6.7

$1.82	641	6.7

In 2006, the company adopted The Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan (“the 2006 Plan”) which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the company, as well as others performing services for the company, are eligible for grants under the 2006 Plan. The 2006 Plan is administered by the company’s Board of Directors (“the Board”).

A total of 1,489 shares of the company’s common stock is available for issuance under the 2006 Plan. The number of shares available for issuance under the 2006 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, the company may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2006 Plan or covered by grants previously made under the 2006 Plan. The shares available for issuance under the 2006 Plan may be, in whole or in part, authorized and unissued or held as treasury shares.

The following is a summary of the material terms of the 2006 Plan.

Eligibility — Directors, officers and other employees of the company, as well as other individuals performing services for the company or to whom the company has extended an offer of employment, are eligible to receive grants under the 2006 Plan. However, only employees may receive grants of incentive stock options.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options — The Board may award grants, subject to certain limitations, of incentive stock options conforming to the provisions of Section 422 of the Internal Revenue Code, and other non-qualified stock options.

The exercise price of an option granted under the 2006 Plan may not be less than fair market value on the date of the grant.

The Board will determine the term of each option in its discretion. However, no term may exceed ten years from the date of grant, or, in the case of an incentive option granted to a person who owns stock representing more than 10% of our voting power, five years from the date of grant.

Stock Appreciation Rights (“SARs”) — SARs entitle a participant to receive the amount by which the fair market value of a share of the company’s common stock on the date of exercise exceeds the grant price of the SAR. The grant price and the term of a SAR will be determined by the Board, except that the grant price of a SAR may not be less than the fair market value of the shares of the company’s common stock on the grant date.

Termination of Options and SARs — Options and SARs under the 2006 Plan, whether or not then exercisable, generally cease vesting when a grantee ceases to be a director, officer or employee of, or to otherwise perform services for the company.

Restricted Stock — The Board may award restricted stock subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. Unless the Board determines otherwise, all restrictions on a grantee’s restricted stock will lapse when the grantee ceases to be a director, officer or employee of, or to otherwise perform services for the company.

Restricted Stock Units; Deferred Stock Units — The Board may award restricted stock units subject to the conditions and restrictions, and for the duration, which will generally be at least six months, that it determines in its discretion. Each restricted stock unit is equivalent in value to one share of common stock and entitles the grantee to receive one share of common stock for each restricted stock unit at the end of the vesting period applicable to such restricted stock unit. Unless the Board determines otherwise, all restrictions on a grantee’s restricted stock units will lapse when the grantee ceases to be a director, officer or employee of, or to otherwise perform services for the company.

Performance Awards — The Board may grant performance awards contingent upon achievement of specified performance criteria. Performance awards may include specific dollar-value target awards, such as performance units, the value of which is established by the Board at the time of grant, and/or performance shares, the value of which is equal to the fair market value of a share of common stock on the date of grant. A performance award may be paid in cash and/or shares of the company’s common stock or other securities.

Vesting — The terms and conditions of each award made under the equity incentive plan, including vesting requirements, will be set forth consistent with the 2006 Plan in a written agreement with the grantee. Except in limited circumstances, no award under the 2006 Plan may vest and become exercisable within six months of the date of grant, unless the Board determines otherwise.

Amendment and Termination of the Equity Incentive Plan — The Board may amend or terminate the 2006 Plan in its discretion, except that no amendment will become effective without prior approval of the company’s stockholders if such approval is necessary for continued compliance with applicable stock exchange listing requirements. Furthermore, any termination may not materially and adversely affect any outstanding rights or obligations under the 2006 Plan without the affected participant’s consent. If not previously terminated by the Board, the 2006 Plan will terminate on the tenth anniversary of its adoption.

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the company’s common stock to certain officers and employees of the company under terms of the 2006 Plan. The exercise price is $13.00 per share. The options have a term of ten years and vest ratably over a 5 year period from date of grant.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Generally, the vested options may be exercised any time after November 30, 2007 and before the earliest of January 24, 2017 or the date of the option holder’s employment termination.

The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years and no expected dividends. The related compensation for the year ended December 31, 2007 was $1,300. Unrecognized compensation expense as of December 31, 2007 was $5,482. The aggregate intrinsic value at December 31, 2007 of the options outstanding under the 2006 Plan was $4,288.

At December 31, 2007, there were 1,080 options outstanding, each with an exercise price of $13.00 per share and 9.04 years of remaining contractual life. During the year 5 options were forfeited.

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

NOTE N —	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The company recognized expense of $1,298 during 2007 and income of $2,064 during 2006 from the settlement of such contracts. The income and expense recognized from the settlement of these contracts is included as a component of net sales.

At December 31, 2007, approximately $9,359 of future contracts were outstanding all of which settle at various dates up to and including October 31, 2008. The fixed portions of these contracts have settlements prices ranging from $1.05 to $1.12 for the zinc contracts and $1.30 to $1.34 for the lead contracts. The fair values at December 31, 2007 of the zinc and lead contracts totaled approximately $(81) and $(676), respectively and are included in “Accrued expenses” in the consolidated balance sheets. Fair value adjustments of $1,058 for zinc and $676 for lead are included as reductions of net sales in the accompanying consolidated statements of income for the year ended December 31, 2007.

At December 31, 2006, approximately $9,326 of future contracts were outstanding, all of which settled in 2007. The fixed portion of these contracts had settlement prices ranging from $1.40 to $1.82 per pound. The fair value of these contracts at December 31, 2006 totaled approximately $977 which is included in “Prepaid expenses and other assets” in the consolidated balance sheets and as a component of net sales in the accompanying consolidated statements of income.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The company entered into a contract for forward positions for specified tons of zinc for each of the months in the fourth quarter of 2005. The LME monthly settlement price for zinc was above the forward price for each month, resulting in a payment by the company of approximately $1,614 which was charged against net sales during the quarter then ended.

In December 2007, April 2006 and December 2005 the company purchased put options for specified tons of zinc in 2008, 2007 and 2006, respectively. The cost of the options was $13,290, $6,932 and $7,290, respectively. They are recorded in “Prepaid expenses and other assets” on the consolidated balance sheets. The options settle monthly on an average LME pricing basis. Through December 31, 2006 the average LME zinc price exceeded the put option strike price each month, thus the 2006 options expired with no further financial requirements by the company. The carrying value of the options expiring in 2007 was adjusted for the change in their fair market value during 2006. The unexpired 2007 options were sold in December, 2006 for their fair market value of $90. The company recorded a charge to net sales of $3,418 in 2007 and $14,132 in 2006 related to these options.

NOTE O —	CONTINGENCIES

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

The company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at its Monaca facility. Pursuant to the terms of the Consent Order and Agreement, the company is obligated to undertake corrective action. Additionally, the company paid an initial civil penalty of $50 and is obligated to pay an additional $2.5 per month for 24 months, subject to extended or early termination.

NOTE P —	EARNINGS PER SHARE

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The information used to compute basic and diluted earnings per share follows:

	2007	2006	2005

Basic earnings per share:
Income available to common stockholders	$90,683	$54,457	$3,147
Weighted average shares outstanding — basic	28,985	20,138	19,963
Basic earnings per share	$3.13	$2.70	$0.16

Diluted earnings per share:
Income available to common stockholders	$90,683	$54,457	$3,147
Weighted average shares outstanding — diluted	31,848	27,138	25,988
Diluted earnings per share	$2.85	$2.01	$0.12

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	28,985	20,138	19,963
Effect of dilutive securities:
Options	782	1,066	516
Warrants	2,081	5,934	5,509

Weighted average shares outstanding — diluted	31,848	27,138	25,988

Options to purchase 210 shares of common stock at a price of $2.36 per share were outstanding at December 31, 2005, but were not included in diluted earnings per share as their effect would be anti-dilutive.

NOTE Q —	COMMITMENTS

Operating Leases

The company has operating leases for equipment and railroad cars which expire at various dates through December 2016. Future minimum lease payments under these noncancelable operating leases as of December 31, 2007 are as follows:

Years Ending December 31,	Amounts

2008	$3,172
2009	2,666
2010	2,207
2011	1,839
2012	1,114
Thereafter	2,592

$13,590

Rent expense for all operating leases for 2007, 2006 and 2005 approximated $3,237, $2,760 and $2,013, respectively.

Power Station Operation and Maintenance Agreement

The company entered into an operation and maintenance agreement with a third party service provider (“the Operator”) in April 2004. The agreement provided for the Operator to operate and maintain the company’s coal fired power station located at the Monaca facility. The company was responsible for capital expenditures at the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility. Power was provided to the company based on actual 2002 operating costs adjusted for inflation and other factors. Billings to the company were monthly and were subject to annual reconciliation by both parties. The gross margin on revenues from excess power sales were shared by both parties. The agreement was to expire in 2024.

In June 2006, the company and the Operator negotiated the termination of the operation and maintenance agreement. As a result, the agreement was terminated on August 31, 2006 and the company assumed full control of the power station on September 1, 2006. The settlement included a termination payment of $2,000 due to the Operator which was paid in August 2006.

Amounts payable to the Operator related to this agreement approximated $1,031 at December 31, 2006.

Long Term Purchase Agreements

The company has coal supply agreements through 2010 for the coal requirements of its power plant located in Monaca, Pennsylvania. The agreement requires the company to purchase up to 420 tons of coal per year for 2007 and 2008 and 400 tons per year for 2009 and 2010 resulting in purchase commitments of $16,943, $17,173, $18,600 and $19,000 for 2007, 2008, 2009 and 2010, respectively. These commitments are subject to adjustment in connection with the fuel surcharge and other provisions of the agreement. In 2007 the company purchased 375 tons at a total cost, including fees and fuel surcharges, of $18,107

NOTE R —	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

2007
Sales	$119,160	$133,987	$144,610	$147,822
Cost of sales (excluding depreciation)	85,697	90,739	100,014	96,909
Depreciation	2,918	2,288	2,381	2,563
Net income	17,237	24,186	22,357	26,903
Earnings per common share:
Basic	$0.50	$0.75	$0.84	$1.22
Diluted	$0.49	$0.73	$0.75	$0.93
2006
Sales	$149,683	$130,759	$125,196	$90,775
Cost of sales (excluding depreciation)	99,796	95,638	89,942	74,805
Depreciation	2,561	1,810	2,296	1,869
Net income	16,199	16,477	16,285	5,496
Earnings per common share:
Basic	$0.78	$0.83	$0.81	$0.28
Diluted	$0.59	$0.61	$0.60	$0.20

Schedule I: Condensed Financial Information of Registrant

HORSEHEAD HOLDING CORP.

CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY
December 31, 2007 and 2006
(Amounts in thousands)

	2007	2006

ASSETS
Cash and cash equivalents	$71,076	$—
Prepaid expenses and other current assets	6	—
Investment in and advances to subsidiary	170,986	49,994

Total assets	$242,068	$49,994

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$14	$—
Stockholders’ equity
Common stock	348	220
Additional paid-in-capital	124,682	23,433
Retained earnings	117,024	26,341

Total stockholders’ equity	242,054	49,994

Total liabilities and stockholders’ equity	$242,068	$49,994

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in thousands)

	2007	2006	2005

Selling, general and administrative	$296	$—	$—
Equity in income of subsidiary, net of taxes of $51,147, $32,717 and $2,797 for 2007, 2006 and 2005, respectively	89,284	55,258	4,303
Interest income	1,695	—	—
Interest expense	—	801	1,929

Income before taxes	90,683	54,457	2,374
Income tax (benefit)	—	—	(773)

NET INCOME	$90,683	$54,457	$3,147

See notes to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005
(Amounts in thousands)

	2007	2006	2005

Cash Flows from Operating Activities:
Net income	$90,683	$54,457	$3,147
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (income) of subsidiary	(89,284)	(55,258)	(4,303)
Amortization	—	—	837
Non-cash compensation expense	123	—	—
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(6)	—	—
Increase in accounts payable	14	—	—
Increase (decrease) in accrued expenses	—	(623)	72

Net cash provided by (used in) operating activities	1,530	(1,424)	(247)
Cash Flows from Investing Activities:
Capital contribution and advances to subsidiary	(28,147)	(23,154)	—
Dividend received from subsidiary	—	49,023	4,747

Net cash (used in) provided by investing activities	(28,147)	25,869	4,747
Cash Flows from Financing Activities:
Dividends paid	—	(29,001)	—
Proceeds from equity offering, net of expenses	249,473	188,163	—
Common stock repurchase	(152,558)	(166,237)	—
Proceeds from exercise of warrants and options	778	—	—
Payments on notes payable and long-term debt	—	(17,370)	(4,500)

Net cash provided by (used in) financing activities	97,693	(24,445)	(4,500)
NET INCREASE IN CASH AND CASH EQUIVALENTS	71,076	—	—

Cash and cash equivalents at beginning of year	—	—	—
Cash and cash equivalents at end of year	$71,076	$—	$—

HORSEHEAD HOLDING CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

NOTE 1.  The condensed financial information includes only the financial information for the Registrant, Horsehead Holding Corp., excluding all of is consolidated subsidiaries. The schedule is required based upon the limitations on dividends and distributions that its subsidiary, Horsehead Corporation (the Operating Company) can make to the registrant under the terms of its credit facility as described in Note G to the consolidated financial statements.

NOTE 2.  The registrant received a dividend from Horsehead Corporation totaling $49.0 million during fiscal 2006, which was funded with the proceeds of borrowings on the credit facility described on Note 1 above.

NOTE 3.  The registrant completed two private placements of its common stock in November 2006 and April 2007 as well as an initial public offering in August 2007. These transactions are described in Note C to the consolidated financial statements.

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1*	Second Amended and Restated Certificate of Incorporation of the Registrant
3	.2*	Amended and Restated By-laws of the Registrant
4	.1*	Specimen Common Stock Certificate
4	.2*	Amended and Restated Registration Agreement, dated as of November 30, 2006, by and among the Registrant, Sun Horsehead, LLC and certain of its other stockholders party thereto
4	.3*	Registration Rights Agreement dated as of November 30, 2006 by and among the Registrant and Friedman, Billings, Ramsey, & Co., Inc.
4	.4*	Registration Rights Agreement dated as of April 12, 2007 by and among the Registrant and Friedman, Billings, Ramsey and Co., Inc.
10	.1*	Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan†
10	.2*	Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan†
10	.3*	Second Amended and Restated Horsehead Holding Corp. 2004 Stock Option Plan†
10	.4*	Form of Option Agreement issued under 2004 Stock Option Plan†
10	.5*	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and James M. Hensler†
10	.6*	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Robert D. Scherich†
10	.7*	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Ali Alavi†
10	.8*	Purchase/Placement Agreement dated November 20, 2006 by and between Horsehead Holding Corp. and Friedman, Billings, Ramsey & Co., Inc.
10	.9*	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc., PNC Bank National Association and certain lenders party thereto
10	.10*	Amendment No. 1 to CIT Financing Agreement dated as of October 21, 2005
10	.11*	Amendment No. 2 to CIT Financing Agreement dated as of January 18, 2006
10	.12*	Amendment No. 3 to CIT Financing Agreement dated as of April 28, 2006
10	.13*	Amendment No. 4 to CIT Financing Agreement dated as of October 25, 2006
10.14		Amendment No. 5 to CIT Financing Agreement dated as of December 14, 2007
10	.15*	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., CML I, LLC (as successor by assignment to Contrarian Service Company, LLC) and Contrarian Financial Services Company, LLC
10	.16*	Amendment No. 1 to Contrarian Financing Agreement dated as of January 18, 2006
10	.17*	Amendment No. 2 to Contrarian Financing Agreement dated as of April 28, 2006
10	.18*	Amendment No. 3 to Contrarian Financing Agreement dated as of October 25, 2006
10	.19*	Securityholders Agreement, dated as of December 23, 2003, by and among the Registrant, Sun Horsehead, LLC and certain of its other stockholders party thereto
10	.20*	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and James M. Hensler†
10	.21*	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Robert D. Scherich†
10	.22*	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Ali Alavi†
10	.23*	Letter Agreement re: SEC Filing Bonus Arrangement, dated October 31, 2006, between the Registrant and James M. Hensler†

E-1

Exhibit
Number		Description of Document

10	.24*	Letter Agreement re: SEC Filing Bonus Arrangement, dated October 31, 2006, between the Registrant and Robert D. Scherich†
10	.25*	Securities Repurchase Agreement, dated as of November 30, 2006, by and among the Registrant, Sun Horsehead, LLC and certain of its other stockholders party thereto
10	.26*	Purchase/Placement Agreement dated April 4, 2006 by and between the Registrant and Friedman, Billings, Ramsey & Co., Inc.
10	.27*	Securities Repurchase Agreement, dated as of April 12, 2007, by and among the Registrant, Sun Horsehead, LLC and certain of its other stockholders party thereto
10	.28*	Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan†
21.1		List of subsidiaries of the Registrant
23.1		Consent of Grant Thornton LLP, independent registered public accounting firm
24.1		Power of Attorney (included in the signature page to this report)
31.1		Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

*	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (File No. 333-142113) initially filed on April 13, 2007.

†	Management contract or compensatory plan or arrangement.

E-2