Form 10-Q
period 2008-03-31
Horsehead Holding Corp
filed 2008-05-15
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33658
Horsehead Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-0447377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Steubenville Pike, Suite 405 Pittsburgh, Pennsylvania 15205	(724) 774-1020
(Address of Principal Executive Offices, including Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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
Yes ☐                      No ☑
The number of shares outstanding of the issuer’s common stock, as of May 9, 2008 was 34,918,317.

          EX-31.1
          EX-31.2
          EX-32.1
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
          These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc metal and zinc-related products; long-term declines in demand for zinc products due to competing technologies or materials; competition from global zinc manufacturers; our ability to implement our business strategy successfully; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment or power failures; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those

i

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2008 and December 31, 2007
(Amounts in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and cash equivalents	$78,877	$76,169
Accounts receivable, net of allowance of $224 and $459, respectively	56,069	51,473
Inventories	66,525	69,918
Prepaid expenses and other current assets	18,692	12,047
Deferred income taxes	561	464

Total current assets	220,724	210,071
Property, plant and equipment, net	104,892	98,932
Other assets
Deferred financing costs, net of amortization of $701 and $534, respectively	1,498	1,665
Deferred income taxes	3,905	3,905
Deposits and other	232	231

Total other assets	5,635	5,801

Total assets	$331,251	$314,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$60	$60
Accounts payable	38,420	37,458
Accrued expenses	27,483	22,535

Total current liabilities	65,963	60,053
Long-term debt, less current maturities	105	121
Other long-term liabilities	11,837	12,576
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares authorized; 34,918 and 34,775 shares issued and outstanding in 2008 and 2007, respectively	349	348
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	126,103	124,682
Retained earnings	126,894	117,024

Total stockholders’ equity	253,346	242,054

Total liabilities and stockholders’ equity	$331,251	$314,804

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Amounts in thousands except per share amounts)

	2008	2007
Net sales of zinc material and other goods	$100,869	$136,549
EAF dust service fees	13,579	11,273

Net sales	114,448	147,822
Cost of sales of zinc material and other goods (excluding depreciation)	89,623	95,393
Cost of EAF dust services	3,147	1,539

Cost of sales (excluding depreciation)	92,770	96,932
Depreciation	2,881	2,563
Selling, general and administrative expenses	3,645	3,410

Total costs and expenses	99,296	102,905
Income from operations	15,152	44,917
Other income (expense)
Interest expense	(349)	(2,617)
Interest and other income	658	40

	309	(2,577)
Income before income taxes	15,461	42,340
Income tax provision	5,591	15,437

NET INCOME	$9,870	$26,903

Earnings per common share:
Basic	$0.28	$1.22
Diluted	$0.28	$0.93
Weighted average shares outstanding:
Basic	34,820	22,026
Diluted	35,165	28,855
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2008
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2008	34,775	$348	$124,682	$117,024	$242,054

Stock option exercise	143	1	399	—	400
Restricted stock compensation expense	—	—	62	—	62
Stock option compensation expense	—	—	335	—	335
Tax benefit of stock option exercise	—	—	625	—	625
Net income	—	—	—	9,870	9,870

Balance at March 31, 2008	34,918	$349	$126,103	$126,894	$253,346

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2008 and 2007
(Unaudited)
(Amounts in thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income	$9,870	$26,903
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,048	2,860
Deferred income tax (benefit)	(97)	—
Deferred interest payable	—	144
Losses on derivative financial instruments	836	453
Non-cash compensation expense	397	170
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(4,596)	3,226
Decrease (increase) in inventories	3,393	(11,801)
(Increase) decrease in prepaid expenses and other current assets	(6,424)	653
(Increase) in other assets	(1)	—
Increase (decrease) in accounts payable	962	(202)
Increase in accrued expenses net of tax benefit of stock option exercise	3,891	10,213
(Decrease) increase in other non-current liabilities	(739)	6

Net cash provided by operating activities	10,540	32,625
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(8,841)	(5,782)

Net cash (used in) investing activities	(8,841)	(5,782)
Cash Flows from Financing Activities:
Proceeds from exercise of options	400	—
Tax benefit of stock option exercise	625
Net (payments on) proceeds from revolving credit facility	—	(14,398)
Payments on notes payable and long-term debt	(16)	(1,764)

Net cash provided by (used in)financing activities	1,009	(16,162)

Net Increase In Cash And Cash Equivalents	2,708	10,681
Cash and cash equivalents at beginning of period	76,169	958

Cash and cash equivalents at end of period	$78,877	$11,639

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
NOTE B—RECENTLY ISSUED ACCOUNTING STANDARDS
          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of its adoption of SFAS 161.
NOTE C—INVENTORIES
          Inventories consisted of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Raw materials	$23,008	$28,095
Work-in-process	1,452	1,258
Finished goods	31,697	30,866
Supplies and spare parts	10,368	9,699

	$66,525	$69,918

          Inventories are net of reserves for slow-moving inventory of $2,151 and $2,154 at March 31, 2008 and December 31, 2007, respectively.
NOTE D—PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment consisted of the following at March 31, 2008 and December 31, 2007:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	March 31,	December 31,
	2008	2007
Land and land improvements	$7,927	$7,598
Buildings and building improvements	21,627	21,357
Machinery and equipment	97,194	62,326
Construction in progress	13,279	39,905

	140,027	131,186
Less accumulated depreciation	(35,135)	(32,254)

	$104,892	$98,932

NOTE E—NOTES PAYABLE AND LONG-TERM DEBT
          Long-term debt at March 31, 2008 consisted of a note payable to Beaver County Corporation for Economic Development. The balance of the note was $165. The Company had no outstanding balance under its revolving credit facility (“Revolver”) at March 31, 2008 and December 31, 2007.
          The outstanding borrowings on the Revolver, together with any outstanding letters of credit, cannot exceed the Company’s borrowing base, which includes eligible receivables, inventories and certain other assets. The financing agreement governing the Revolver also includes certain negative covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions, as well as certain financial covenants. The Revolver expires in 2010. At both March 31, 2008 and December 31, 2007, the company had $15,073 of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. Availability under the Revolver was $59,927 both at March 31, 2008 and December 31, 2007. The Revolver is collateralized by substantially all of the assets of the company’s subsidiaries.
The company was in compliance with all covenants under the financing agreement at March 31, 2008.
NOTE F—ACCRUED EXPENSES
          Accrued expenses at March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
Employee related costs	$10,246	$8,900
Insurance claim liabilities	2,800	2,800
Other	14,437	10,835

	$27,483	$22,535

NOTE G—INCOME TAXES
          The Company’s effective tax rates were 36.2% and 36.5% for the three months ended March 31, 2008 and 2007, respectively. The provision for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE H—STOCK-BASED COMPENSATION
          The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the November 2006 equity offering and stock repurchase more fully described in Note C to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008. The options may be exercised at any time prior to September 15, 2014. In March 2008, 143 options were exercised for $400. The aggregate intrinsic value at March 31, 2008 of the options outstanding under the 2004 Plan was $5,000.
          The following table summarizes the status of options outstanding under the 2004 Plan at March 31, 2008:

Weighted		Weighted Average
Average		Remaining
Exercise Price	Number of Shares	Contractual Life
$1.01	412	6.4
$2.36	56	6.4
$7.39	30	6.4

$1.54	498	6.4

          In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan, which was amended and restated on June 11, 2007 (the “2006 Plan”) and which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, are eligible for grants under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Committee”).
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
          On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the 2006 Plan. The exercise price is $13.00 per share. The options have a term of ten years and vest ratably over a five-year period from date of grant. Generally, the vested options may be exercised any time after November 30, 2007 and before the earlier of January 24, 2017 or the date of the option holder’s employment termination.
          At March 31, 2008, there were 1,078 options outstanding, each with an exercise price of $13.00 per share and 8.79 years of remaining contractual life. In March 2008, 2 options were forfeited. The related compensation expense for the three months ended March 31, 2008 was $335. Unrecognized compensation expense as of March 31, 2008 was $5,134. As of March 31, 2008, 216 options were vested and fully exercisable with an aggregate intrinsic value of ($307).
          In 2007 the Company issued a total of 14 shares of restricted stock under the 2006 Plan to the four non-employee directors on the Board. The shares may not be transferred until they become fully vested in June and September 2008.
NOTE I—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
          The following is a description of the Company’s hedging programs.
          The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the London Metal Exchange (“LME”). In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase.
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
          For the three months ended March 31, 2008 and 2007, the Company recognized expense of $566 and $1,028, respectively from the settlement of such contracts. The income and expense recognized from the settlement of these contracts is included as a component of net sales.
          At March 31, 2008, approximately $26,317 of future swap contracts were outstanding all of which settle at various dates up to and including December 31, 2009. The fixed portions of these contracts have settlements prices ranging from $1.02 to $1.09 for the zinc contracts and $1.35 to $1.57 for the lead contracts. Fair value adjustments of $(1,057) and $(453) are included as reductions of net sales in the accompanying consolidated statements of income for the three months ended March 31, 2008 and March 31, 2007, respectively.
          In December 2007, the company purchased put options for specified tons of zinc in 2008. The cost of the options was $13,290. During the three months ended March 31, 2008 the Company purchased put options for specified tons of zinc in 2009. The cost of the options was $7,008. The options settle monthly on an average LME pricing basis. The company recorded a fair value adjustment to net sales of $221 in the three months ended March 31, 2008.
     The fair value of the swap contracts and put options as of March 31, 2008 and December 31, 2007 are listed in the table below:
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

Description	March 31, 2008	December 31, 2007
Put options included in Prepaid expenses and other assets	$17,101	$9,871

Swaps included in Accrued expenses	$1,814	$757

The fair value of the put options and swap contracts are based on the official LME closing valuations at the end of the trading day on March 31, 2008 and December 31, 2007, using the mid-point of the closing bid and ask prices on all open positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
NOTE J—CONTINGENCIES
          The Company is subject to federal, state and local laws designed to protect the environment and believes that as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the company.
          The Company is party to various litigation, claims and disputes, including labor regulation claims and Occupational Safety and Health Act (“OSHA”)and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE K—EARNINGS PER SHARE
          Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if potentially dilutive common shares had been issued. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.
          The information used to compute basic and diluted earnings per share follows:

	Three months ended March 31,
	2008	2007
Basic earnings per share:
Net income	$9,870	$26,903
Weighted average shares outstanding—basic	34,820	22,026

Basic earnings per share	$0.28	$1.22

Diluted earnings per share:
Net income	$9,870	$26,903
Weighted average shares outstanding—diluted	35,165	28,855

Diluted earnings per share	$0.28	$0.93

Reconciliation of average shares outstanding — basic to average shares outstanding—diluted:

Weighted average shares outstanding—basic	34,820	22,026
Effect of dilutive securities:
Options	345	895
Warrants	—	5,934

Weighted average shares outstanding—diluted	35,165	28,855

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
Options to purchase 1,078 and 1,085 shares at a price of $13.00 per share were outstanding for the period ended March 31, 2008 and March 31, 2007, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
          This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008.
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
     Factors Affecting Our Operating Results
               Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the steel mini-mill companies, and other zinc-bearing secondary materials that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first three months of 2008, comprised approximately 56% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and have since fallen to $1.04 per pound as of March 31, 2008.
               Demand for Zinc-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. For the periods covered in this discussion and analysis, North American consumption of PW zinc metal (the grade of zinc metal in which we specialize) and zinc oxide (the value-added zinc-based product from which we have generated the most net sales on an historical basis) has increased. Because of the need to perform additional maintenance on key equipment that was deferred due to our predecessor’s financial difficulties, we have not been able to produce at capacity to take full advantage of this consumption increase. Production of zinc at our Monaca facility declined, primarily due to this delayed maintenance on equipment, from approximately 170,000 tons in 2000 to approximately 139,000 tons per year in 2005 and 2006 and approximately 140,000 in 2007. Production for the twelve months ended March 31, 2008 was approximately 146,000 tons. To meet demand we purchased and resold metal to our customers. We began to reduce these purchases in 2006 and further in 2007. We purchased no metal in the first three months of 2008. We expect to continue to perform additional maintenance to this equipment for the foreseeable future. The table below illustrates historical sales volumes and revenues for each of the zinc products and EAF dust:

	Volumes			U.S. Sales/Unit
	2007	2006	2005	2007	2006	2005
	(Tons, in thousands)			(In whole dollars)
Product:
Zinc Products	153	158	165	$3,104	$2,750	$1,284
EAF Dust	458	504	498	$99	$101	$94
               Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first three months of 2008, approximately 36% of our production costs were purchased-feedstock-related and approximately 64% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase a majority of our purchased feedstock at a discount to the LME price of zinc.
               Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, other administrative expenses, including expenses relating to logistics and information systems and legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in sales volumes.
Trends Affecting Our Business
               Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors;

•	new entrants into the EAF dust recycling market;

•	decline in use of zinc products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations; and

•	our operational efficiency improvement programs.
               We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to $1.04 as of March 31, 2008. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments to hedge the selling prices of a portion of our expected production.

     Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.
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
Summary of Critical Accounting Policies and Estimates
The Company’s Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 31, 2008, contain a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements.  These policies were also followed in preparing the consolidated financial statements as of March 31, 2008 and for the three months ended March 31, 2008 and 2007. Certain of these accounting policies are described below.
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
     Financial Instruments
          The following methods are used to estimate the fair value of our financial instruments.
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
     Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of its adoption of SFAS 161.
Results of Operations
          The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation)	81.1	65.6
Depreciation	2.5	1.7
Selling, general and administrative expenses	3.2	2.3

Income from operations	13.2	30.4
Interest expense	0.3	1.8
Interest and other income	0.6	—

Income before income taxes	13.5	28.6
Income tax provision	4.9	10.4

Net income	8.6%	18.2%

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices are listed in the table below:

	2006	2007		2008
	Fiscal quarter ended	Fiscal quarter ended		Fiscal quarter ended
Average LME zinc price	December 31	March 31	December 31	March 31

Quarter	$1.91	$1.57	$1.19	$1.10
Year-to-date	$1.49	$1.57	$1.47	$1.10

     Three Months Ended March 31, 2008 Compared with Three Months Ended March 31, 2007
          Net sales. Net sales decreased $33.4 million, or 22.6%, to $114.4 million for the three months ended March 31, 2008 compared to $147.8 million from the three months ended March 31, 2007. The decrease was a result of a $45.2 million decrease in price realization, due primarily to a lower average LME zinc price for the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 coupled with a lower average premium to the LME on zinc products sold for the first quarter of fiscal 2008 versus the first quarter of fiscal 2007. Offsetting our decreases in net sales was a sales volume increase of $11.7 million reflecting increases in shipments across all product lines, increases of EAF dust receipts and a $0.5 million increase in co-product and miscellaneous sales. Zinc product shipments were 41,241 tons for the three months ended March 31, 2008, or 37,025 tons on a zinc contained basis, compared to 38,791 tons, or 34,675 tons on a zinc contained basis for the three months ended March 31, 2007. The average sales price realization for zinc products on a zinc contained basis was $1.26 per pound for the three months ended March 31, 2008, compared to $1.88 per pound for the three months ended March 31, 2007.
          Approximately $0.4 million of the decrease in net sales was a result of a mark to market adjustment on various hedging instruments we employed to hedge the selling prices of a portion of our expected production. The adjustment for the three months ended March 31, 2008 reduced net sales by $0.8 million compared to a reduction in net sales of $0.4 million for the three months ended March 31, 2007.
          Net sales of zinc metal decreased $14.7 million, or 24.2%, to $46.1 million for the three months ended March 31, 2008, compared to $60.8 million for the three months ended March 31, 2007. The decrease was attributable primarily to a $21.3 million decrease in price realization partially offset by a $6.6 million increase in sales volume. The decrease in price realization was attributable to both a lower average LME zinc price for the first quarter of fiscal 2008 versus the first quarter of fiscal 2007 and a lower average premium to the LME on zinc products sold for the first quarter of fiscal 2008 versus the first quarter of fiscal 2007.
          Net sales of zinc oxide decreased $22.1 million, or 32.1%, to $46.8 million for the three months ended March 31, 2008, compared to $68.9 million for the three months ended March 31, 2007. The decrease was attributable to a $23.8 million decrease in price realization due primarily to the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $1.19 per pound for the three months ended December 31, 2007 compared to $1.91 per pound for the three months ended December 31, 2006. Additionally, the average premium to the LME we realized on sales of zinc oxide in the first quarter of fiscal 2008 was lower than the premium we realized in the first quarter of fiscal 2007. The decreases were partially offset by a $1.7 million increase in sales volume.
          Net sales of zinc and copper-based powder increased $1.1 million, or 37.9%, to $4.0 million for the three months ended March 31, 2008 compared to $2.9 million for the three months ended March 31, 2007. This increase was attributable primarily to increases in prices and shipment volume of our copper-based powders.
          Revenues from EAF dust recycling increased $2.3 million, or 20.4%, to $13.6 million for the three months ended March 31, 2008, compared to $11.3 million for the three months ended March 31, 2007. Increased volumes caused revenues to increase by $2.4 million. A 1% decrease in price realization on EAF dust recycling fees for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted in a decrease in net sales of $0.1 million. EAF dust revenues for the three months ended March 31, 2008 were based upon 138,955 tons versus 114,515 tons for the three months ended March 31, 2007.
          Cost of sales (excluding depreciation). Cost of sales decreased $4.1 million, or 4.3%, to $92.8 million for the three months ended March 31, 2008, compared to $96.9 million for the three months ended March 31, 2007. As a percentage of net sales, cost of sales was 81.1% for the three months ended March 31, 2008 as compared to 65.6% for the three months ended March 31, 2007. The decrease was primarily a result of a $12.4 million decrease in the cost of metal, oxide and powders shipped in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 partially offset by a $6.0 million increase in shipment volume and a $3.4 million increase in our recycling costs. The cost decrease was caused largely by a decline in the cost of purchased feeds which reflects the net effect of the 29.9% decline in the LME average zinc price from the three months ended March 31, 2007 partially offset by an increase in the percentage of the purchased feeds used in the feed mix. Included in cost of sales for the three months ended March 31, 2008 were costs totaling $3.7 million relating to the higher percentage of purchased feed, the start-up of the new kiln placed in service in early January 2008 at our Rockwood, Tennessee facility and an unplanned outage at the power plant located at our Monaca, Pennsylvania facility.
          Depreciation. Depreciation expense increased $0.3 million, or 12.4%, to $2.9 million for the three months ended March 31, 2008 compared to $2.6 million for the three months ended March 31, 2007. The increase reflects the increased capital expenditures during the twelve months ended March 31, 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in early January 2008.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.2 million to $3.6 million for the three months ended March 31, 2008, compared to $3.4 million for the three months ended March 31, 2007. The increase primarily reflects costs associated with our public company status, namely increased legal and audit expenses, directors’ fees and public company filing fees not incurred in the three months ended March 31, 2007. Non-cash compensation expense included in selling, general and administrative expenses was $0.4 million and $0.2 million for the three months ended March 31, 2008 and March 31, 2007, respectively.
          Interest expense. Interest expense decreased $2.3 million to $0.3 million for the three months ended March 31, 2008, compared to $2.6 million for the three months ended March 31, 2007. The decrease is attributable primarily to lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of fiscal 2007 in conjunction with our private equity placement in 2007 and the initial public offering of our common stock.
          Interest and other income increased $0.6 million for the three months ended March 31, 2008. The increase was attributable primarily to a $0.5 million increase in interest earned on excess cash during the quarter.
          Income tax provision. Our income tax provision was $5.6 million for the three months ended March 31, 2008, compared to $15.4 million for the three months ended March 31, 2007. Our effective tax rates were 36.2% for the three months ended March 31, 2008 and 36.5% for the three months ended March 31, 2007.
          Net income. For the reasons stated above, our net income decreased to $9.9 million for the three months ended March 31, 2008, compared to $26.9 million for the three months ended March 31, 2007.
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
     Cash Flows from Operating Activities
          Our operations generated a net $10.5 million in cash for the three months ended March 31, 2008. Net income and non-cash items totaled $14.1 million. Although the LME average price of zinc during the three months ended March 31, 2008 has declined 7.6% from December 31, 2007 levels, it remains at historically high levels and contributed to our positive cash flow for the period.
          Our investment in working capital increased 3.2% to $154.8 million at March 31, 2008 from $150.0 million at December 31, 2007. The increase reflects a $2.7 million increase in cash and cash equivalents and a $7.0 million increase in put options purchased as part of our hedging strategy. These increases were offset by a $5.9 million increase in accounts payable and accrued expenses. Other notable changes in working capital include a $4.6 million increase in accounts receivable and a $3.4 million decrease in inventory. The decrease in the inventory was caused by an 11% reduction in the tons of inventory on hand and a corresponding 5% decrease in cost.
     Cash Flows from Investing Activities
          Cash used in investing activities was $8.8 million for the three months ended March 31, 2008. A majority of the expenditures, $5.2 million, related to capital expansion projects. Although our credit facility imposes certain limits on capital spending, such limits did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations and cash from our initial public offering.

     Cash Flows from Financing Activities
          Our financing activities for the three months ended March 31, 2008 provided a net $1.0 million in cash resulting from the exercise of employee stock options and the related tax benefit. During the quarter, options underlying approximately 143,000 shares were exercised at an average exercise price of $2.81 per share.
     Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements include operating leases and letters of credit. As of March 31, 2008, we had letters of credit outstanding in the amount of $15.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by a $35.0 million letter of credit sub-line under the terms of our credit facility.
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
Interest Rate Risk
          We are subject to interest rate risk in connection with our senior secured credit facilities, which provided for borrowings of up to $75.0 million at March 31, 2008 and bear interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.
Commodity Price Risk
          Our business consists principally of the sale of zinc metal and other zinc-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc. While our finished products are generally priced based on a spread to the price of zinc on the LME, our sales volumes are impacted significantly by changes in the market price of zinc. We have entered into arrangements to hedge a portion of our exposure to changes in the prices of zinc. In addition, changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.
          In December 2007, we purchased put options for 2008 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume. The cost of these options was approximately $13.3 million and is included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2007. The options settle on a monthly basis, and in each settlement we are entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound for the duration of 2008, exceeds the average LME price for zinc during the preceding month. Similar put options for approximately 90,000 tons, (7,500 tons monthly) were purchased during the first four months of 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million.
          We are party to contracts for the purchase and delivery of the coal requirements for the power plant in Monaca through 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.
Item 4T. Controls and Procedures.
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
          As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer determined that disclosure controls and procedures were effective at a reasonable assurance level as of the end of the fiscal quarter covered by this report on Form 10-Q.
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
Item 1A. Risk Factors.
          There have been no material changes in the risk factors as previously reported on the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Change in Securities.
a. Recent Sales of Unregistered Securities:
          [None]
Use of Proceeds from Registered Securities.
     On August 15, 2007, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Our net proceeds from the offering, after accounting for approximately $5.8 million, ($1.26 per share) in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. During the period August 15, 2007 through December 31, 2007, we used approximately $8.2 million of the net proceeds to retire debt. We intend to use the remaining proceeds to fund capital improvements and for general corporate purposes in 2008. We also evaluate acquisition opportunities and engage in related discussions with other companies from time to time. We could use some or all of the remaining proceeds to fund such an acquisition.
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

HORSHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
     This report has been signed by the following persons in the capacities indicated on May 15, 2008.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	May 15, 2008

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	May 15, 2008