Form 10-Q
period 2008-06-30
Horsehead Holding Corp
filed 2008-08-14
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-33658
Horsehead Holding Corp.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-0447377 (I.R.S. Employer Identification No.)

4955 Steubenville Pike, Suite 405 Pittsburgh, Pennsylvania 15205 (Address of Principal Executive Offices, including Zip Code)	(724) 774-1020 (Registrant’s Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of July 28, 2008 was 35,194,207.

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
     There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors referenced in the “Risk Factors” section of this report for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
     All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ii

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2008 and December 31, 2007
(Amounts in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$68,981	$76,169
Accounts receivable, net of allowance of $348 and $459, respectively	51,221	51,473
Inventories	59,313	69,918
Prepaid expenses and other current assets	42,320	12,047
Deferred income taxes	688	464

Total current assets	222,523	210,071
Property, plant and equipment, net	110,974	98,932
Other assets
Deferred financing costs, net of amortization of $867 and $534, respectively	1,332	1,665
Deferred income taxes	3,905	3,905
Deposits and other	232	231

Total other assets	5,469	5,801

Total assets	$338,966	$314,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$61	$60
Accounts payable	34,173	37,458
Accrued expenses	23,707	22,535

Total current liabilities	57,941	60,053
Long-term debt, less current maturities	90	121
Other long-term liabilities	11,511	12,576
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares authorized; 35,194 and 34,775 shares issued and outstanding in 2008 and 2007, respectively	352	348
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	128,311	124,682
Retained earnings	140,761	117,024

Total stockholders’ equity	269,424	242,054

Total liabilities and stockholders’ equity	$338,966	$314,804

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the three and six months ended June 30, 2008 and 2007
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales of zinc material and other goods	$116,676	$133,404	$217,545	$269,953
EAF dust service fees	13,847	11,206	27,426	22,479

Net sales	130,523	144,610	244,971	292,432
Cost of sales of zinc material and other goods (excluding depreciation)	96,298	98,820	185,921	194,213
Cost of EAF dust services	3,862	1,307	7,009	2,846

Cost of sales (excluding depreciation)	100,160	100,127	192,930	197,059
Depreciation	2,946	2,381	5,827	4,944
Selling, general and administrative expenses	5,137	4,644	8,782	8,054

Total costs and expenses	108,243	107,152	207,539	210,057

Income from operations	22,280	37,458	37,432	82,375
Other income (expense)
Interest expense	(380)	(3,000)	(729)	(5,617)
Interest and other income	491	734	1,149	774

	111	(2,266)	420	(4,843)

Income before income taxes	22,391	35,192	37,852	77,532
Income tax provision	8,524	12,835	14,115	28,272

NET INCOME	$13,867	$22,357	$23,737	$49,260

Earnings per common share:
Basic	$0.40	$0.84	$0.68	$2.03
Diluted	$0.39	$0.75	$0.67	$1.68
Weighted average shares outstanding:
Basic	35,062	26,586	34,941	24,319
Diluted	35,280	29,938	35,222	29,399
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2008
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2008	34,775	$348	$124,682	$117,024	$242,054

Stock option exercise	419	4	940	—	944
Restricted stock compensation expense	—	—	181	—	181
Stock option compensation expense	—	—	673	—	673
Tax benefit of stock option exercise	—	—	1,835	—	1,835
Net income	—	—	—	23,737	23,737

Balance at June 30, 2008	35,194	$352	$128,311	$140,761	$269,424

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2008 and 2007
(Unaudited)
(Amounts in thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income	$23,737	$49,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,160	6,258
Deferred income tax (benefit)	(224)	(250)
Deferred interest payable	—	258
(Gains) losses on derivative financial instruments	(15,886)	1,762
Non-cash compensation expense	854	634
Changes in operating assets and liabilities:
Decrease in accounts receivable	252	4,519
Decrease (increase) in inventories	10,605	(3,652)
(Increase) decrease in prepaid expenses and other current assets	(14,365)	914
(Increase) in other assets	(1)	—
(Decrease) in accounts payable	(3,285)	(2,692)
Increase (decrease) in accrued expenses net of tax benefit of stock option exercise	1,150	(4,642)
(Decrease) increase in other non-current liabilities	(1,065)	131

Net cash provided by operating activities	7,932	52,500
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(17,869)	(16,603)

Net cash (used in) investing activities	(17,869)	(16,603)
Cash Flows from Financing Activities:
Proceeds from exercise of options	944	194
Net proceeds from issuance of stock	—	174,258
Purchase of stock from investors	—	(152,558)
Tax benefit of stock option exercise	1,835	—
Net (payments on) revolving credit facility	—	(14,398)
Payments on notes payable and long-term debt	(30)	(33,705)

Net cash provided by (used in) financing activities	2,749	(26,209)

Net (Decrease) Increase In Cash And Cash Equivalents	(7,188)	9,688
Cash and cash equivalents at beginning of period	76,169	958

Cash and cash equivalents at end of period	$68,981	$10,646

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
NOTE B—RECENTLY ISSUED ACCOUNTING STANDARDS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of its adoption of SFAS 161.
NOTE C—INVENTORIES
     Inventories consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Raw materials	$20,635	$28,095
Work-in-process	4,115	1,258
Finished goods	23,644	30,866
Supplies and spare parts	10,919	9,699

	$59,313	$69,918

     Inventories are net of reserves for slow-moving inventory of $2,228 and $2,154 at June 30, 2008 and December 31, 2007, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE D—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
Land and land improvements	$8,179	$7,598
Buildings and building improvements	21,821	21,357
Machinery and equipment	99,613	62,326
Construction in progress	19,442	39,905

	149,055	131,186
Less accumulated depreciation	(38,081)	(32,254)

	$110,974	$98,932

NOTE E—NOTES PAYABLE AND LONG-TERM DEBT
     Long-term debt at June 30, 2008 consisted of a note payable to Beaver County Corporation for Economic Development. The long term portion was $90 and the current portion was $61. The Company had no outstanding balance under its revolving credit facility (“Revolver”) at June 30, 2008 and December 31, 2007.
     The outstanding borrowings on the Revolver, together with any outstanding letters of credit, cannot exceed the Company’s borrowing base, which includes eligible receivables, inventories and certain other assets. The financing agreement governing the Revolver also includes certain negative covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments and related party transactions and impose certain payment restrictions, as well as certain financial covenants. The Revolver expires in 2010. At June 30, 2008 and December 31, 2007, the Company had letters of credit outstanding of $14,686 and $15,073, respectively, to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. Availability under the Revolver was $60,314 and $59,927 at June 30, 2008 and December 31, 2007, respectively. The Revolver is collateralized by substantially all of the assets of the Company’s subsidiaries.
The Company was in compliance with all covenants under the financing agreement governing the Revolver at June 30, 2008.
NOTE F—ACCRUED EXPENSES
     Accrued expenses at June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
Employee related costs	$10,766	$8,900
EAF dust processing reserve	3,272	1,695
Insurance claim liabilities	2,800	2,800
Other	6,869	9,140

	$23,707	$22,535

NOTE G—INCOME TAXES
     The Company’s effective tax rates were 38.1% for the three months ended June 30, 2008, 37.3% for the six months ended June 30, 2008 and 36.5% for the three and six months ended June 30, 2007, respectively. The provision for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.
     The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2004 through 2007.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE H—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”), which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan, although the Company does not intend to issue any further awards under the plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the November 2006 equity offering and stock repurchase more fully described in Note C to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008. The options may be exercised at any time prior to September 15, 2014. In the first six months of 2008, 419 options were exercised. The Company received proceeds of $944. At June 30, 2008, there were 222 options outstanding, each with an exercise price of $1.01 per share and 6.20 years of remaining contractual life. The aggregate intrinsic value at June 30, 2008 of the options outstanding under the 2004 Plan was $2,477.
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
     At June 30, 2008, there were 1,078 options outstanding, each with an exercise price of $13.00 per share and 8.54 years of remaining contractual life. In the first six months of 2008, 3 options were forfeited. The related compensation expense for the three and six months ended June 30, 2008 was $338 and $673, respectively. Unrecognized compensation expense as of June 30, 2008 was $4,793. As of June 30, 2008, 216 options were vested and fully exercisable with an aggregate intrinsic value of $(181).
     In 2007 the Company issued a total of 14 shares of restricted stock under the 2006 Plan to the four non-employee directors on the Board, 12 of which became fully vested in June 2008. The related compensation expense for the three and six months ended June 30, 2008 was $112 and $50, respectively. The remaining shares may not be transferred until they become fully vested in September 2008.
     In the second quarter of 2008 the Company granted a total of 259 restricted stock units. A portion of them vest over a three- to five-year service period. The remainder vest based upon the achievement of certain performance goals over a three- year period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three months ended June 30, 2008 was $69. Unrecognized compensation expense as of June 30, 2008 was $2,002.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE I—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The following is a description of the Company’s hedging programs.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the London Metal Exchange (“LME”). In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of June 30, 2008, the fixed portions of these contracts range from a monthly average of $0.99 to $1.03 per pound.
          The Company sells the lead co-product of its electric arc furnace (“EAF”) dust recycling operation at varying LME-based lead prices. In order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract. As of June 30, 2008, the fixed portion of these contracts was $1.18 per pound.
     For the three and six months ended June 30, 2008, the Company recognized expense of $827 and $1,393, respectively, from the settlement of such contracts. For the three and six months ended June 30, 2007, the Company recognized income of $1,467 and $439, respectively. The income and expense recognized from the settlement of these contracts are included as a component of net sales.
     At June 30, 2008, approximately $11,550 of future swap contracts were outstanding, all of which settle at various dates up to and including December 31, 2009. For the three and six months ended June 30, 2008, fair value adjustments of $5,290 and $4,232, respectively, are included as increases in net sales in the accompanying consolidated statements of income. For the three and six months ended June 30, 2007, fair value adjustments of $(1,309) and $(1,762), respectively, are included as reductions in net sales.
     In December 2007, the Company purchased put options for specified tons of zinc in 2008. The cost of the options was $13,290. During the six months ended June 30, 2008, the Company purchased put options for specified tons of zinc in 2009. The cost of the options was $14,216. The options settle monthly on an average LME pricing basis. For the three months ended June 30, 2008 the Company recognized income of $2,267 from the settlement of such contracts. The income and expense recognized from the settlement of these contracts are included as a component of net sales. For the three and six months ended June 30, 2008, the Company included fair value adjustments of $11,432 and $11,653, respectively, as increases in net sales.
     The fair value of the swap contracts and put options as of June 30, 2008 and December 31, 2007 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

Description	June 30, 2008	December 31, 2007

Put options and swaps included in Prepaid expenses and other assets	$39,995	$9,871

Swaps included in Accrued expenses	$779	$757

The fair value of the put options and swap contracts are based on the official LME closing valuations at the end of the trading day on June 30, 2008 and December 31, 2007, using the mid-point of the closing bid and ask prices on all open positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

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
     The Company is party to various litigation, claims and disputes, including labor regulation claims and Occupational Safety and Health Act (“OSHA”) and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.
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
     The information used to compute basic and diluted earnings per share follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$13,867	$22,357	$23,737	$49,260
Weighted average shares outstanding — basic	35,062	26,586	34,941	24,319
Basic earnings per share	$0.40	$0.84	$0.68	$2.03

Diluted earnings per share:
Net income	$13,867	$22,357	$23,737	$49,260
Weighted average shares outstanding — diluted	35,280	29,938	35,222	29,399
Diluted earnings per share	$0.39	$0.75	$0.67	$1.68

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	35,062	26,586	34,941	24,319
Effect of dilutive securities:
Options	208	874	276	884
Restricted stock units	10	—	5	—
Warrants	—	2,478	—	4,196

Weighted average shares outstanding — diluted	35,280	29,938	35,222	29,399

Options to purchase 1,078 and 1,083 shares at a price of $13.00 per share were outstanding for the period ended June 30, 2008 and June 30, 2007, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Restricted stock units entitling the holders to receive 42 shares of common stock were outstanding for the period ended June 30, 2008 but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

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
     Factors Affecting Our Operating Results
          Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the steel mini-mill companies, and other zinc-bearing secondary materials that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2008, comprised approximately 60% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and have since fallen to $0.82 per pound as of July 28, 2008.
          Demand for Zinc-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. For the periods covered in this discussion and analysis, North American consumption of PW zinc metal (the grade of zinc metal in which we specialize) and zinc oxide (the value-added zinc-based product from which we have generated the most net sales on an historical basis) has increased. Because of the need to perform additional maintenance on key equipment that was deferred due to our predecessor’s financial difficulties, we have not been able to produce at capacity to take full advantage of this consumption increase. Production of zinc at our Monaca facility declined, primarily due to this delayed maintenance on equipment, from approximately 170,000 tons in 2000 to approximately 139,000 tons per year in 2005 and 2006 and approximately 140,000 in 2007. Production for the twelve months ended June 30, 2008 was approximately 150,000 tons. To meet demand we purchased and resold metal to our customers. We began to reduce these purchases in 2006 and further in 2007. We purchased no metal in the first six months of 2008. We expect to continue to perform additional maintenance to this equipment for the foreseeable future. The table below illustrates historical sales volumes and revenues for the zinc products and EAF dust.

	Volumes			U.S. Sales/Unit
	2007	2006	2005	2007	2006	2005
	(Tons, in thousands)			(In whole dollars)
Product:
Zinc Products	153	158	165	$3,104	$2,750	$1,284
EAF Dust	458	504	498	$99	$101	$94
          Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first six months of 2008, approximately 35% of our production costs were purchased-feedstock-related and approximately 65% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase a majority of our purchased feedstock at a discount to the LME price of zinc.
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
          We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to $0.82 per pound as of July 28, 2008. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments to protect us from the volatility in zinc prices.

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
          Since 2004, our management has been focused on opportunities to improve our results of operations by improving operational efficiencies. We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, reducing our energy consumption, streamlining our organizational structure and implementing process improvement initiatives based on “Six Sigma,” a methodology for eliminating production defects, and we intend to continue to focus on these and similar initiatives in the future. We believe that our ability to capitalize on these and other efficiency improvements will help us to improve our margins. Our management is also focused on increasing our EAF dust recycling capabilities, in order to capture opportunities created by the expansion in the EAF dust recycling market that we anticipate. We have begun additional capacity expansion projects, including the addition of smelter capacity.
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
          Finally, our business is subject to a wide variety of environmental and other regulations, and our operations expose us to a wide variety of potential liabilities. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Changes in regulations and/or our failure to comply with existing regulations can result in significant capital expenditure requirements or penalties.
Summary of Critical Accounting Policies and Estimates
          The Company’s Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2008, contain a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2008 and for the three and six months ended June 30, 2008 and 2007. Certain of these accounting policies are described below.
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

          We enter into certain financial swap and financial option instruments that are carried at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). We measure fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). We recognize changes in fair value within the consolidated statements of income as they occur.
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
     Recently Issued Accounting Pronouncements
          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact of its adoption of SFAS 161.
Results of Operations
          The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	76.7	69.2	78.7	67.4
Depreciation	2.3	1.7	2.4	1.7
Selling, general and administrative expenses	3.9	3.2	3.6	2.7

Income from operations	17.1	25.9	15.3	28.2
Interest expense	0.3	2.1	0.3	1.9
Interest and other income	0.3	0.5	0.5	0.2

Income before income taxes	17.1	24.3	15.5	26.5
Income tax provision	6.5	8.8	5.8	9.7

Net income	10.6%	15.5%	9.7%	16.8%

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices are listed in the table below:

	2006		2007		2008
	Fiscal quarter ended	Fiscal quarter ended			Fiscal quarter ended
Average LME zinc price	December 31	March 31	June 30	December 31	March 31	June 30

Quarter	$1.91	$1.57	$1.66	$1.19	$1.10	$0.96
Year-to-date	$1.49	$1.57	$1.61	$1.47	$1.10	$1.03

     Three Months Ended June 30, 2008 Compared with Three Months Ended June 30, 2007
          Net sales. Net sales decreased $14.1 million, or 9.7%, to $130.5 million for the three months ended June 30, 2008 compared to $144.6 million for the three months ended June 30, 2007. The decrease was a result of a $49.9 million decrease in price realization, due primarily to a lower average LME zinc price for the second quarter of fiscal 2008 versus the second quarter of fiscal 2007 and a $0.5 million decrease in co-product and miscellaneous sales. Partially offsetting our decreases in net sales was a sales volume increase of $18.3 million reflecting increases in shipments in our zinc metal and zinc oxide product lines and increases of EAF dust receipts. The average premium to the LME on zinc products sold for the second quarter of fiscal 2008 versus the second quarter of fiscal 2007 remained unchanged for zinc metal but improved for zinc oxide. Zinc product shipments were 43,114 tons for the three months ended June 30, 2008, or 38,866 tons on a zinc contained basis, compared to 38,427 tons, or 34,284 tons on a zinc contained basis, for the three months ended June 30, 2007. The average sales price realization for zinc products on a zinc contained basis was $1.18 per pound for the three months ended June 30, 2008, compared to $1.84 per pound for the three months ended June 30, 2007.
          Our hedging positions partially mitigated the fluctuations in our revenues caused by the changing LME prices. We received cash and increased our revenues by $1.4 million and $1.5 million for the three months ended June 30, 2008 and June 30, 2007, respectively, from the settlement of our various hedging positions. The settlements are components of the change in net sales relating to changes in price realization and volume. For the three months ended June 30, 2008, our revenues were further increased by a favorable non-cash mark to market adjustment of $16.7 million on our open hedge positions. For the three months ended June 30, 2007, we decreased our revenues by an unfavorable non-cash mark to market adjustment of $1.3 million on our open hedge positions.
          Net sales of zinc metal decreased $16.0 million, or 26.1%, to $45.4 million for the three months ended June 30, 2008, compared to $61.4 million for the three months ended June 30, 2007. The decrease was attributable primarily to a $30.6 million decrease in price realization partially offset by a $14.5 million increase in sales volume. The decrease in price realization was attributable to a lower average LME zinc price for the second quarter of fiscal 2008 versus the second quarter of fiscal 2007.
          Net sales of zinc oxide decreased $18.0 million, or 28.2%, to $45.8 million for the three months ended June 30, 2008, compared to $63.8 million for the three months ended June 30, 2007. The decrease was attributable to a $19.6 million decrease in price realization due primarily to lower average LME zinc prices for second quarter of 2008 versus the second quarter of 2007, partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc prices were $1.10 per pound for the three months ended March 31, 2008 and $0.96 per pound for the three months ended June 30, 2008 compared to $1.57 per pound for the three months ended March 31, 2007 and $1.66 per pound for the three months ended June 30, 2007. We realized a premium to the LME on sales of zinc oxide in the second quarter of fiscal 2008 versus a discount to the LME in the second quarter of fiscal 2007, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. The decreases were partially offset by a $1.6 million increase in sales volume.
          Net sales of zinc and copper-based powder decreased $0.2 million, or 5.0%, to $3.8 million for the three months ended June 30, 2008, compared to $4.0 million for the three months ended June 30, 2007. This increase was attributable primarily to a decrease in shipment volumes partially offset by an increase in prices in our copper-based powders.
          Net sales from EAF dust recycling increased $2.6 million, or 23.2%, to $13.8 million for the three months ended June 30, 2008, compared to $11.2 million for the three months ended June 30, 2007. Increased volumes caused net sales to increase by $2.8 million. A 1% decrease in price realization on EAF dust recycling fees for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 resulted in a decrease in net sales of $0.2 million. Net sales from EAF dust receipts for the three months ended June 30, 2008 were based upon 144,614 tons versus 115,653 tons for the three months ended June 30, 2007.
          Cost of sales (excluding depreciation). Cost of sales was $100.1 million for the three months ended June 30, 2008 and June 30, 2007. As a percentage of net sales, cost of sales was 76.7% for the three months ended June 30, 2008, compared to 69.2% for the three months ended June 30, 2007. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. Inventories are carried at weighted average actual cost. Consequently, current quarter cost of sales flowing from inventory includes some of the higher costs incurred in the prior months to acquire our purchased feeds.

          The cost of products sold decreased $2.5 million, or 2.6%, to $96.3 million for the three months ended June 30, 2008, compared to $98.8 million for the three months ended June 30, 2007. The decrease was primarily a result of a $14.6 million decrease in the cost of produced metal, oxide and powders shipped in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and a $4.6 million decrease in cost of brokered metal shipped. These decreases were partially offset by a $12.6 million increase in shipment volume and a $3.3 million increase in our recycling and other costs. The cost decrease was caused largely by a decline in the cost of purchased feeds which reflects the net effect of the 42.3% decline in the LME average zinc price from the three months ended June 30, 2007 partially offset by an increase in the percentage of the purchased feeds used in the feed mix.
          The cost of EAF dust services increased $2.6 million, or 195%, to $3.9 million for the three months ended June 30, 2008, compared to $1.3 million for the three months ended June 30, 2007. The increase was the result of a $2.2 million increase in the cost of the services provided reflecting primarily an increase in fuel and other transportation costs and a $0.3 million increase in volume of EAF dust received.
          Depreciation. Depreciation expense increased $0.5 million, or 23.7%, to $2.9 million for the three months ended June 30, 2008 compared to $2.4 million for the three months ended June 30, 2007. The increase reflects the increased capital expenditures during the twelve months ended June 30, 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in early January 2008.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.5 million to $5.1 million for the three months ended June 30, 2008, compared to $4.6 million for the three months ended June 30, 2007. The increase reflects primarily costs associated with our public company status, namely increased legal and audit expenses, and public company filing fees not incurred in the three months ended June 30, 2007. Non-cash compensation expense included in selling, general and administrative expenses was $0.5 million and $0.3 million for the three months ended June 30, 2008 and June 30, 2007, respectively.
          Interest expense. Interest expense decreased $2.6 million to $0.4 million for the three months ended June 30, 2008, compared to $3.0 million for the three months ended June 30, 2007. The decrease is attributable primarily to lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of fiscal 2007 in conjunction with the private placement of shares of our common stock in April 2007 and the initial public offering of our common stock in August 2007.
          Interest and other income decreased $0.2 million for the three months ended June 30, 2008. The decrease was attributable primarily to a $0.3 million decrease in interest earned on excess cash during the quarter.
          Income tax provision. Our income tax provision was $8.5 million for the three months ended June 30, 2008, compared to $12.8 million for the three months ended June 30, 2007. Our effective tax rates were 38.1% for the three months ended June 30, 2008 and 36.5% for the three months ended June 30, 2007.
          Net income. For the reasons stated above, our net income decreased to $13.9 million for the three months ended June 30, 2008, compared to $22.4 million for the three months ended June 30, 2007.
     Six Months Ended June 30, 2008 Compared with Six Months Ended June 30, 2007
          Net sales. Net sales decreased $47.5 million, or 16.2%, to $244.9 million for the six months ended June 30, 2008 compared to $292.4 million from the six months ended June 30, 2007. The decrease was a result of a $94.9 million decrease in price realization, due primarily to a lower average LME zinc price for the first six months of fiscal 2008 versus the first six months of fiscal 2007. Partially offsetting our decreases in net sales was a sales volume increase of $29.8 million reflecting increases in shipments across all product lines and increases of EAF dust receipts. The average premium to the LME on zinc products sold for the second quarter of fiscal 2008 versus the second quarter of fiscal 2007 declined for zinc metal but improved for zinc oxide. Zinc product shipments were 84,355 tons for the six months ended June 30, 2008, or 75,891 tons on a zinc contained basis, compared to 77,218 tons, or 68,959 tons on a zinc contained basis, for the six months ended June 30, 2007. The average sales price realization for zinc products on a zinc contained basis was $1.22 per pound for the six months ended June 30, 2008, compared to $1.86 per pound for the six months ended June 30, 2007.

          Our hedging positions partially mitigated the fluctuations in our revenues caused by the changing LME prices. We received cash and increased our revenues by $0.9 million and $0.4 million for the six months ended June 30, 2008 and June 30, 2007, respectively, from the settlement of our various hedging positions. The settlements are components of the change in net sales relating to changes in price realization and volume. For the six months ended June 30, 2008, our revenues were further increased by a favorable non-cash mark to market adjustment of $15.9 million on our open hedge positions. For the six months ended June 30, 2007, we decreased our revenues by an unfavorable non-cash mark to market adjustment of $1.8 million on our open hedge positions.
          Net sales of zinc metal decreased $30.7 million, or 25.1%, to $91.5 million for the six months ended June 30, 2008, compared to $122.2 million for the six months ended June 30, 2007. The decrease was attributable primarily to a $51.8 million decrease in price realization partially offset by a $21.1 million increase in sales volume. The decrease in price realization was attributable to a lower average LME zinc price for the first six months of fiscal 2008 versus the first six months of fiscal 2007.
          Net sales of zinc oxide decreased $40.1 million, or 30.2%, to $92.6 million for the six months ended June 30, 2008, compared to $132.7 million for the six months ended June 30, 2007. The decrease was attributable to a $43.4 million decrease in price realization due primarily to lower average LME zinc prices in fiscal 2008 versus fiscal 2007 partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $1.03 per pound for the six months ended June 30, 2008 compared to $1.61 per pound for the six months ended June 30, 2007. We realized a premium to the LME on sales of zinc oxide in the first six months of fiscal 2008 versus a discount to the LME in the first six months of fiscal 2007, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. The decreases were partially offset by a $3.3 million increase in sales volume.
          Net sales of zinc and copper-based powder increased $0.9 million, or 13.0%, to $7.8 million for the six months ended June 30, 2008, compared to $6.9 million for the six months ended June 30, 2007. This increase was attributable primarily to increases in shipment volumes and prices of our copper-based powders. Co-product and miscellaneous sales decreased $0.1 million for the six months ended June 30, 2008.
          Net sales from EAF dust recycling increased $4.9 million, or 21.8%, to $27.4 million for the six months ended June 30, 2008, compared to $22.5 million for the six months ended June 30, 2007. Increased volumes caused net sales to increase by $5.2 million. A 1% decrease in price realization on EAF dust recycling fees for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 resulted in a decrease in net sales of $0.3 million. Net sales from EAF dust receipts for the six months ended June 30, 2008 were based upon 283,569 tons versus 230,169 tons for the six months ended June 30, 2007.
          Cost of sales (excluding depreciation). Cost of sales decreased $4.1 million, or 4.3%, to $192.9 million for the six months ended June 30, 2008, compared to $197.0 million for the six months ended June 30, 2007. As a percentage of net sales, cost of sales was 78.7% for the six months ended June 30, 2008, compared to 67.4% for the six months ended June 30, 2007. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.
          The cost of products sold decreased $8.3 million, or 4.3%, to $185.9 million for the six months ended June 30, 2008, compared to $194.2 million for the six months ended June 30, 2007. The decrease was primarily a result of a $26.8 million decrease in the cost of produced metal, oxide and powders shipped in the six months ended June 30, 2008 compared to the six months ended June 30, 2007 and a $4.6 million decrease in cost of brokered metal shipped. These decreases were partially offset by an $18.5 million increase in shipment volume and a $5.2 million increase in our recycling and other costs. The cost decrease was caused largely by a decline in the cost of purchased feeds which reflects the net effect of the 36.2% decline in the LME average zinc price from the six months ended June 30, 2007. Costs totaling $2.1 million relating to the start-up of the new kiln placed in service in early January 2008 at our Rockwood, Tennessee facility and an unplanned outage at the power plant located at our Monaca, Pennsylvania facility were included in cost of sales for the six months ended June 30, 2008.
          The cost of EAF dust services increased $4.2 million, or 146%, to $7.0 million for the six months ended June 30, 2008, compared to $2.8 million for the six months ended June 30, 2007. The increase was the result of a $3.5 million increase in the cost of the services provided reflecting primarily an increase in fuel and transportation costs and a $0.7 million increase in volume of EAF dust received.

          Depreciation. Depreciation expense increased $0.9 million, or 17.9%, to $5.8 million for the six months ended June 30, 2008 compared to $4.9 million for the six months ended June 30, 2007. The increase reflects the increased capital expenditures during the twelve months ended June 30, 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in early January 2008.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.7 million to $8.8 million for the six months ended June 30, 2008, compared to $8.1 million for the six months ended June 30, 2007. The increase reflects primarily costs associated with our public company status, namely increased legal and audit expenses, directors’ fees and public company filing fees not incurred in the six months ended June 30, 2007. Non-cash compensation expense included in selling, general and administrative expenses was $0.6 million and $0.9 million for the six months ended June 30, 2008 and June 30, 2007, respectively.
          Interest expense. Interest expense decreased $4.9 million to $0.7 million for the six months ended June 30, 2008, compared to $5.6 million for the six months ended June 30, 2007. The decrease is attributable primarily to lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of fiscal 2007 in conjunction with our private equity placement in 2007 and the initial public offering of our common stock.
          Interest and other income increased $0.4 million for the six months ended June 30, 2008. The increase was attributable primarily to a $0.3 million increase in interest earned on excess cash during the first six months of fiscal 2008.
          Income tax provision. Our income tax provision was $14.1 million for the six months ended June 30, 2008, compared to $28.3 million for the six months ended June 30, 2007. Our effective tax rates were 37.3% for the six months ended June 30, 2008 and 36.5% for the six months ended June 30, 2007.
          Net income. For the reasons stated above, our net income decreased to $23.7 million for the six months ended June 30, 2008, compared to $49.3 million for the six months ended June 30, 2007.
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
     Cash Flows from Operating Activities
          Our operations generated a net $7.9 million in cash for the six months ended June 30, 2008. Net income and non-cash items totaled $14.6 million. Although the LME average price of zinc during the six months ended June 30, 2008 has declined 3.6% from the average level for December 2007, it remains at historically high levels and contributed to our positive cash flow from operations for the period.
          Our investment in working capital increased 9.7% to $164.6 million at June 30, 2008 from $150.0 million at December 31, 2007. The increase reflects a $14.2 million increase in the cost of put options purchased as part of our hedging strategy and a $15.9 million favorable fair value adjustment on all of our hedging instruments. Other notable changes in working capital include a $10.6 million decrease in inventory, a $7.2 million decrease in cash and cash equivalents and a $2.1 million decrease in accounts payable and accrued expenses. The decrease in the inventory was caused largely by a 23% reduction in the cost of finished goods inventory and a 22% reduction in the corresponding tons of inventory on hand. The cost reduction primarily reflects the effect of lower average LME zinc prices on the purchased feed component of our finished goods inventory. The decline in finished goods inventory tons from December 31, 2007 reflects the lower shipment versus production levels in December 2007 compared to the first six months of 2008.
     Cash Flows from Investing Activities
          Cash used in investing activities was $17.9 million for the six months ended June 30, 2008. A significant portion of the expenditures, $9.0 million, related to capital expansion projects. Although our credit facility imposes certain limits on capital spending, such limits did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations and cash from our initial public offering.

     Cash Flows from Financing Activities
          Our financing activities for the six months ended June 30, 2008 provided a net $2.7 million in cash resulting from the exercise of employee stock options and the related tax benefit. During the quarter, options underlying approximately 419,000 shares were exercised at an average exercise price of $2.26 per share.
     Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements include operating leases and letters of credit. As of June 30, 2008, we had letters of credit outstanding in the amount of $14.7 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit were issued under the $35.0 million letter of credit sub-line under the terms of our credit facility.
Available Information
          Our internet website address is www.horsehead.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.
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
Interest Rate Risk
          We are subject to interest rate risk in connection with our senior secured credit facilities, which provided for borrowings of up to $75.0 million at June 30, 2008 and bear interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.
Commodity Price Risk
          Our business consists principally of the sale of zinc metal and other zinc-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc. While our finished products are generally priced based on a spread to the price of zinc on the LME, our sales volumes are impacted significantly by changes in the market price of zinc. We have entered into arrangements hedging a portion of our exposure to changes in the prices of zinc. In addition, changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.

          In December 2007, we purchased put options for 2008 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume. The cost of these options was approximately $13.3 million and was included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2007. The options settle on a monthly basis, and in each settlement we are entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound for the duration of 2008, exceeds the average LME price for zinc during the preceding month. Similar put options for approximately 90,000 tons (7,500 tons monthly) were purchased in 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million.
          We are party to contracts for the purchase and delivery of the coal requirements for the power plant in Monaca through 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.
Item 4 and 4T. Controls and Procedures.
          We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in Rule 13a-15 under the Exchange Act and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Management is responsible for establishing and maintaining adequate internal control over financial reporting.
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
Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting occurred during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Change in Securities.
a. Recent Sales of Unregistered Securities:
          [None]
Use of Proceeds from Registered Securities.
     On August 15, 2007, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Our net proceeds from the offering, after accounting for approximately $5.8 million, or $1.26 per share, in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. During the period August 15, 2007 through December 31, 2007, we used approximately $8.2 million of the net proceeds to retire debt. We intend to use the remaining proceeds to fund capital improvements and for general corporate purposes in 2008. We also evaluate acquisition opportunities and engage in related discussions with other companies from time to time. We could use some or all of the remaining proceeds to fund such an acquisition.
Item 3. Defaults Upon Senior Securities.
          [None]
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2008 annual meeting of stockholders was held on May 15, 2008. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Exchange Act. At that meeting, two nominees were proposed for election as Class II directors. The two nominees named in the proxy statement for the meeting were elected, having received the following number of votes:

Name	Number of Votes For	Number of Votes Withheld
John van Roden	27,231,609	403,519
Jack Shilling	27,238,724	396,404
Item 5. Other Information.
          [None]
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by James M. Hensler, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert D. Scherich, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.
/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

     This report has been signed by the following persons in the capacities indicated on August 14, 2008.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	August 14, 2008

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	August 14, 2008