Form 10-Q
period 2008-09-30
Horsehead Holding Corp
filed 2008-11-14
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐       No   ☑
The number of shares outstanding of the issuer’s common stock as of November 10, 2008 was 35,253,803.

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

i

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2008 and December 31, 2007
(Amounts in thousands, except per share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$80,479	$76,169
Accounts receivable, net of allowance of $850 and $459, respectively	44,068	51,473
Inventories	52,624	69,918
Prepaid expenses and other current assets	50,334	12,047
Deferred income taxes	865	464

Total current assets	228,370	210,071
Property, plant and equipment, net	117,271	98,932
Other assets
Deferred financing costs, net of amortization of $1,034 and $534, respectively	1,165	1,665
Deferred income taxes	3,905	3,905
Deposits and other	232	231

Total other assets	5,302	5,801

Total assets	$350,943	$314,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$61	$60
Accounts payable	31,723	37,458
Accrued expenses	28,405	22,535

Total current liabilities	60,189	60,053
Long-term debt, less current maturities	74	121
Other long-term liabilities	11,198	12,576
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares authorized; 35,253 and 34,775 shares issued and outstanding in 2008 and 2007, respectively	352	348
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	128,974	124,682
Retained earnings	150,156	117,024

Total stockholders’ equity	279,482	242,054

Total liabilities and stockholders’ equity	$350,943	$314,804

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the three and nine months ended September 30, 2008 and 2007
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales of zinc material and other goods	$96,264	$122,817	$313,809	$392,770
EAF dust service fees	12,922	11,170	40,348	33,649

Net sales	109,186	133,987	354,157	426,419
Cost of sales of zinc material and other goods (excluding depreciation)	83,721	88,956	269,642	283,169
Cost of EAF dust services	3,555	1,783	10,564	4,629

Cost of sales (excluding depreciation)	87,276	90,739	280,206	287,798
Depreciation	3,018	2,288	8,845	7,232
Selling, general and administrative expenses	4,735	3,797	13,517	11,851

Total costs and expenses	95,029	96,824	302,568	306,881

Income from operations	14,157	37,163	51,589	119,538
Other income (expense)
Interest expense	(360)	(1,538)	(1,089)	(7,155)
Interest and other income	808	979	1,957	1,753

	448	(559)	868	(5,402)

Income before income taxes	14,605	36,604	52,457	114,136
Income tax provision	5,210	12,418	19,325	40,690

NET INCOME	$9,395	$24,186	$33,132	$73,446

Earnings per common share:
Basic	$0.27	$0.75	$0.95	$2.72
Diluted	$0.27	$0.73	$0.94	$2.40
Weighted average shares outstanding:
Basic	35,216	32,376	35,033	27,034
Diluted	35,332	33,097	35,258	30,645
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2008
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total
Balance at January 1, 2008	34,775	$348	$124,682	$117,024	$242,054

Stock option exercise	478	4	1,000	—	1,004
Stock compensation expense	—	—	1,305	—	1,305
Tax benefit of stock option exercise	—	—	1,987	—	1,987
Net income	—	—	—	33,132	33,132

Balance at September 30, 2008	35,253	$352	$128,974	$150,156	$279,482

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2008 and 2007
(Unaudited)
(Amounts in thousands)

	2008	2007
Cash Flows from Operating Activities:
Net income	$33,132	$73,446
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,345	9,571
Deferred income tax (benefit)	(401)	(384)
Deferred interest payable	—	269
(Gains) losses on derivative financial instruments	(24,262)	3,912
Non-cash compensation expense	1,305	1,023
Changes in operating assets and liabilities:
Decrease in accounts receivable	7,405	6,715
Decrease (increase) in inventories	17,294	(5,763)
(Increase) decrease in prepaid expenses and other current assets	(13,977)	2,527
(Increase) in other assets	(1)	(172)
(Decrease) in accounts payable	(5,735)	(2,522)
Increase (decrease) in accrued expenses net of tax benefit of stock option exercise	5,822	(2,440)
(Decrease) in other non-current liabilities	(1,378)	(112)

Net cash provided by operating activities	28,549	86,070
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(27,184)	(27,687)

Net cash (used in) investing activities	(27,184)	(27,687)
Cash Flows from Financing Activities:
Proceeds from exercise of options	1,004	778
Net proceeds from issuance of stock	—	249,629
Purchase of stock from investors	—	(152,558)
Tax benefit of stock option exercise	1,987	—
Net (payments on) revolving credit facility	—	(14,398)
Payments on notes payable and long-term debt	(46)	(65,356)

Net cash provided by financing activities	2,945	18,095

Net Increase in Cash and Cash Equivalents	4,310	76,478
Cash and cash equivalents at beginning of period	76,169	958

Cash and cash equivalents at end of period	$80,479	$77,436

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2008. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.
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
NOTE B—RECENTLY ISSUED ACCOUNTING STANDARDS
     In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 will have no impact on the Company’s operations. The Company is currently evaluating its effect on future disclosures.
NOTE C—INVENTORIES
     Inventories consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Raw materials	$14,948	$28,095
Work-in-process	6,348	1,258
Finished goods	19,186	30,866
Supplies and spare parts	12,142	9,699

	$52,624	$69,918

     Inventories are net of reserves for slow-moving inventory of $2,562 and $2,154 at September 30, 2008 and December 31, 2007, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE D—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
Land and land improvements	$8,284	$7,598
Buildings and building improvements	22,652	21,357
Machinery and equipment	104,591	62,326
Construction in progress	22,843	39,905

	158,370	131,186
Less accumulated depreciation	(41,099)	(32,254)

	$117,271	$98,932

NOTE E—NOTES PAYABLE AND DEBT
     Debt at September 30, 2008 consisted of a note payable to Beaver County Corporation for Economic Development. The long term portion was $74 and the current portion was $61. The Company had no outstanding balance under its revolving credit facility (“Revolver”) at September 30, 2008 and December 31, 2007.
     The outstanding borrowings on the Revolver, together with any outstanding letters of credit, cannot exceed the Company’s borrowing base, which includes eligible receivables, inventories and certain other assets. The financing agreement governing the Revolver also includes certain negative covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments and related party transactions and impose certain payment restrictions, as well as certain financial covenants. The Revolver expires in 2010. At September 30, 2008 and December 31, 2007, the Company had letters of credit outstanding of $14,686 and $15,073, respectively, to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. Availability under the Revolver was $60,314 and $59,927 at September 30, 2008 and December 31, 2007, respectively. The Revolver is collateralized by substantially all of the assets of the Company’s subsidiaries.
The Company was in compliance with all covenants under the financing agreement governing the Revolver at September 30, 2008.

NOTE F—ACCRUED EXPENSES
     Accrued expenses at September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
Employee related costs	$9,972	$8,900
Accrued income taxes	5,662	1,308
EAF dust processing reserve	3,809	1,695
Insurance claim liabilities	2,800	2,800
Other	6,162	7,832

	$28,405	$22,535

NOTE G—INCOME TAXES
     The Company’s effective tax rates were 35.7% and 36.8% for the three months and nine months ended September 30, 2008, respectively, and 33.9% and 35.7% for the three and nine months ended September 30, 2007, respectively. The provision for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.

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
NOTE H—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”), which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan, although the Company does not intend to issue any further awards under the plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the November 2006 equity offering and stock repurchase more fully described in Note C to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed with the SEC on March 31, 2008. The options may be exercised at any time prior to September 15, 2014. In the first nine months of 2008, 478 options were exercised. The Company received proceeds of $1,004. At September 30, 2008, there were 163 options outstanding, each with an exercise price of $1.01 per share and 5.90 years of remaining contractual life. The aggregate intrinsic value at September 30, 2008 of the options outstanding under the 2004 Plan was $795.
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
     At September 30, 2008, there were 1,075 options outstanding, each with an exercise price of $13.00 per share and 8.29 years of remaining contractual life. In the first nine months of 2008, 5 options were forfeited. The related compensation expense for the three and nine months ended September 30, 2008 was $335 and $1,009, respectively. Unrecognized compensation expense as of September 30, 2008 was $4,449. As of September 30, 2008, 215 options were vested and fully exercisable with an aggregate intrinsic value of $(1,527).
     In 2007, the Company issued a total of 14 shares of restricted stock under the 2006 Plan to the four non-employee directors on the Board. In June 2008, 12 of the shares became fully vested and the remaining 2 shares became fully vested in September 2008. The related compensation expense for the three and nine months ended September 30, 2008 was $11 and $123, respectively.
     In the second quarter of 2008, the Company granted a total of 259 restricted stock units. A portion of them vest over a three- to five-year service period. The remainder vest based upon the achievement of certain performance goals over a three- year period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three and nine months ended September 30, 2008 was $104 and 173, respectively. Unrecognized compensation expense as of September 30, 2008 was $1,898.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE I—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The following is a description of the Company’s hedging programs.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the London Metal Exchange (“LME”). In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of September 30, 2008, the fixed portions of these contracts range from a monthly average of $0.85 to $0.91 per pound.
     The Company sells the lead co-product of its electric arc furnace (“EAF”) dust recycling operation at varying LME-based lead prices. In order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract. As of September 30, 2008, the fixed portion of these contracts was $1.18 per pound.
     For the three and nine months ended September 30, 2008, the Company paid cash of $175 and $1,568, respectively, from the settlement of such contracts. For the three and nine months ended September 30, 2007, the Company paid cash of $545 and $106, respectively.
     At September 30, 2008, approximately $27,911 of future swap contracts were outstanding, all of which settle at various dates up to and including December 31, 2009. For the nine months ended September 30, 2008, a fair value adjustment of $1,826 is included as an increase in net sales in the accompanying consolidated statements of income. For the three months ended September 30, 2008 and the three and nine months ended September 30, 2007, fair value adjustments of $(1,013), $(2,696) and $(4,018), respectively, are included as reductions in net sales.
     In December 2007, the Company purchased put options for specified tons of zinc in 2008. The cost of the options was $13,290. During the first four months of 2008, the Company purchased put options for specified tons of zinc in 2009. The cost of the options was $14,216. The options settle monthly on an average LME pricing basis. For the three and nine months ended September 30, 2008, the Company received cash of $8,866 and $11,134, respectively, from the settlement of such contracts. For the three and nine months ended September 30, 2008, the Company included fair value adjustments of $18,081 and $32,002, respectively, as increases in net sales.
     The fair value of the swap contracts and put options as of September 30, 2008 and December 31, 2007 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
Description	September 30, 2008	December 31, 2007
Put options and swaps included in Prepaid expenses and other assets	$48,397	$9,871

Swaps included in Accrued expenses	$805	$757

     The fair value of the put options and swap contracts are based on the official LME closing valuations at the end of the trading day on September 30, 2008 and December 31, 2007, using the mid-point of the closing bid and ask prices on all open positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     In October of 2008, the Company sold the put options it purchased for 2009 at a cost of $14,216 primarily to reduce its exposure to credit risk with the counter-parties to these options. The Company received cash of $64,546 on the sale resulting in a pre-tax gain of $50,330 in 2008, of which $19,718 was recognized in the first nine months and $30,612 will be recognized in the fourth quarter. The Company subsequently purchased similar options having a lower strike price for 2009 for the same quantity of tons for a cost of approximately $10,472. The September 30, 2008 fair value of the options sold was $33,934.
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
     The information used to compute basic and diluted earnings per share follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$9,395	$24,186	$33,132	$73,446
Weighted average shares outstanding — basic	35,216	32,376	35,033	27,034
Basic earnings per share	$0.27	$0.75	$0.95	$2.72

Diluted earnings per share:
Net income	$9,395	$24,186	$33,132	$73,446
Weighted average shares outstanding - diluted	35,332	33,097	35,258	30,645
Diluted earnings per share	$0.27	$0.73	$0.94	$2.40

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	35,216	32,376	35,033	27,034
Effect of dilutive securities:
Options	116	721	222	829
Restricted stock units	—	—	3	—
Warrants	—	—	—	2,782

Weighted average shares outstanding - diluted	35,332	33,097	35,258	30,645

Options to purchase 1,075 and 1,081 shares at a price of $13.00 per share were outstanding for the period ended September 30, 2008 and September 30, 2007, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Restricted stock units entitling the holders to receive 158 shares of common stock were outstanding for the period ended September 30, 2008 but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

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
Factors Affecting Our Operating Results
     Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the steel mini-mill companies, and other zinc-bearing secondary materials that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first nine months of 2008, comprised approximately 63% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and have since fallen to $0.48 per pound as of October 24, 2008.
     Demand for Zinc-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. For the periods covered in this discussion and analysis, North American consumption of PW zinc metal (the grade of zinc metal in which we specialize) and zinc oxide (the value-added zinc-based product from which we have generated the most net sales on an historical basis) has increased. However, demand for our products and services is expected to decrease in the near term due to general economic conditions. Because of the need to perform additional maintenance on key equipment that was deferred due to our predecessor’s financial difficulties, we have not been able to produce at capacity to take full advantage of this consumption increase. Production of zinc at our Monaca facility declined, primarily due to this delayed maintenance on equipment, from approximately 170,000 tons in 2000 to approximately 139,000 tons per year in 2005 and 2006 and approximately 140,000 in 2007. To meet demand we purchased and resold metal to our customers. We began to reduce these purchases in 2006 and further in 2007. We purchased no metal in the first nine months of 2008. We expect to continue to perform additional maintenance to this equipment for the foreseeable future. Production for the twelve months ended September 30, 2008 was approximately 147,000 tons. However, we reduced our production levels beginning in September 2008 to an annual rate of approximately 128,000 tons because of our reduced consumption of higher cost purchased feedstock. The table below illustrates historical sales volumes and revenues for the zinc products and EAF dust.

	Volumes			USD Sales/Unit
	2007	2006	2005	2007	2006	2005
	(Tons, in thousands)			(In whole dollars)
Product:
Zinc Products	153	158	165	$3,104	$2,750	$1,284
EAF Dust	458	504	498	$99	$101	$94
     Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first nine months of 2008, approximately 32% of our production costs were purchased-feedstock-related and approximately 68% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase a majority of our purchased feedstock at a discount to the LME price of zinc.
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
Trends Affecting Our Business
     Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors;

•	new entrants into the EAF dust recycling market;

•	decline in use of zinc products;

•	expansion into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations; and

•	our operational efficiency improvement programs.
     We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to $0.48 per pound as of October 24, 2008. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments to protect us from the volatility in zinc prices.

     Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and have exceeded historical averages during 2008. These fluctuations impact our manufacturing costs and contribute to earnings volatility.
     The high zinc prices of the past two years have also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as anticipated new EAF capacity. This could have an adverse impact on our price realization and market share from EAF dust recycling. For example, during the second quarter Steel Dust Recycling started up its Waelz kiln facility located in Alabama. In addition, ZincOx announced the groundbreaking for its dust recycling plant in Ohio in June, 2008.
     Since 2004, our management has been focused on opportunities to improve our results of operations by improving operational efficiencies. We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, reducing our energy consumption, streamlining our organizational structure and implementing process improvement initiatives based on “Six Sigma,” a methodology for eliminating production defects, and we intend to continue to focus on these and similar initiatives in the future. We believe that our ability to capitalize on these and other efficiency improvements will help us to improve our margins. Our management is also focused on increasing our EAF dust recycling capabilities, in order to capture opportunities created by the expansion in the EAF dust recycling market that we anticipate. We increased our EAF dust recycling capacity by 16% earlier in 2008 and have expansion projects currently underway to further increase that capacity by 28%. We increased our zinc oxide production capacity by 12% earlier in 2008.
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
Summary of Critical Accounting Policies and Estimates
     The Company’s Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2007 included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on March 31, 2008, contain a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2008 and for the three and nine months ended September 30, 2008 and 2007. Certain of these accounting policies are described below.
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
     Zinc is traded as a commodity on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider decreases in the LME zinc price subsequent to the end of the period to determine if disclosure of such decreases is warranted.

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
     We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we use highly rated counter-parties that meet certain requirements. We currently do not anticipate that any of our counter-parties will default on their obligations to us. Additionally, in October of 2008 we sold put options we purchased for 2009 at a cost of $14.2 million primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008, of which $19.7 million was recognized in the first nine months and $30.6 million will be recognized in the fourth quarter. We subsequently replaced these options with similar options having a lower strike price for 2009 for the same quantity of tons for a cost of approximately $10.5 million.
Recently Issued Accounting Pronouncements
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 will not impact our operations. We are currently evaluating its effect on future disclosures.
Results of Operations
     The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	79.9	67.7	79.1	67.5
Depreciation	2.8	1.7	2.5	1.7
Selling, general and administrative expenses	4.3	2.9	3.8	2.8

Income from operations	13.0	27.7	14.6	28.0
Interest expense	0.3	1.1	0.3	1.7
Interest and other income	0.7	0.7	0.5	0.4

Income before income taxes	13.4	27.3	14.8	26.7
Income tax provision	4.8	9.3	5.4	9.5

Net income	8.6%	18.0%	9.4%	17.2%

     The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2008	2009	Swaps	Total
Fair value June 30, 2007	$—	$—	$(784)	$(784)
Purchases	—	—	—	—
Settlements of closed positions	—	—	545	545
Gain/(loss) on settlements of closed positions	—	—	(772)	(772)
Mark to market adjustment on open positions	—	—	(1,924)	(1,924)

Fair value September 30, 2007	—	—	(2,935)	(2,935)
Purchases	13,290	—	—	13,290
Settlements of closed positions	—	—	1,192	1,192
Gain/(loss) on settlements of closed positions	—	—	(306)	(306)
Mark to market adjustment on open positions	(3,419)	—	1,292	(2,127)

Fair value December 31, 2007	9,871	—	(757)	9,144
Purchases	—	7,008	—	7,008
Settlements of closed positions	—	—	566	566
Gain/(loss) on settlements of closed positions	(3,322)		(182)	(3,504)
Mark to market adjustment on open positions	2,612	932	(1,441)	2,103

Fair value March 31, 2008	9,161	7,940	(1,814)	15,287
Purchases	—	7,208	—	7,208
Settlements of closed positions	(2,267)	—	827	(1,440)
Gain/(loss) on settlements of closed positions	736	—	(60)	676
Mark to market adjustment on open positions	5,730	7,233	4,522	17,485

Fair value June 30, 2008	13,360	22,381	3,475	39,216
Purchases	—	—	—	—
Settlements of closed positions	(8,866)	—	175	(8,691)
Gain/(loss) on settlements of closed positions	2,601	—	(358)	2,243
Mark to market adjustment on open positions	3,926	11,553	(655)	14,824

Fair value September 30, 2008	$11,021	$33,934	$2,637	$47,592

     A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices are listed in the table below:

	2006		2007			2008
	Fiscal quarter		Fiscal quarter ended			Fiscal quarter ended
Average LME	ended
zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30

Quarter	$1.91	$1.57	$1.66	$1.46	$1.19	$1.10	$0.96	$0.80
Year-to-date	$1.49	$1.57	$1.61	$1.56	$1.47	$1.10	$1.03	$0.95
Three Months Ended September 30, 2008 Compared with Three Months Ended September 30, 2007
     Net sales. Net sales decreased $24.8 million, or 18.5%, to $109.2 million for the three months ended September 30, 2008 compared to $134.0 million for the three months ended September 30, 2007. The decrease was a result of a $52.9 million decrease in price realization, due primarily to a lower average LME zinc price for the third quarter of fiscal 2008 versus the third quarter of fiscal 2007 and a $0.9 million decrease in co-product and miscellaneous sales. Partially offsetting our decreases in net sales was a sales volume increase of $9.3 million reflecting net increases in product shipments and increases of EAF dust receipts. The average premium to the LME on zinc products sold for the third quarter of fiscal 2008 versus the third quarter of fiscal 2007 declined for zinc metal but improved for zinc oxide. Zinc product shipments were 39,615 tons for the three months ended September 30, 2008, or 35,941 tons on a zinc contained basis, compared to 37,545 tons, or 33,575 tons on a zinc contained basis, for the three months ended September 30, 2007. The average sales price realization for zinc products on a zinc contained basis was $0.99 per pound for the three months ended September 30, 2008, compared to $1.73 per pound for the three months ended September 30, 2007.

     Our hedging positions partially mitigated the fluctuations in our revenues caused by the changing LME prices. For the three months ended September 30, 2008, our revenues were increased by a favorable non-cash mark to market adjustment of $14.8 million on our open hedge positions. Our revenues were further increased for hedge positions that settled during the period for $2.2 million in excess of their previously recorded market values. We received $8.7 million in cash payments at settlement. For the three months ended September 30, 2007, our revenues were decreased by an unfavorable non-cash mark to market adjustment of $1.9 million on our open hedge positions for the three months ended September 30, 2007. The prior year third quarter revenues were further reduced for hedge positions that settled during the period at $0.8 million below the previously recorded market value. In that quarter we made $0.5 million in cash payments at settlement.
     Net sales of zinc metal decreased $19.3 million, or 34.9%, to $36.1 million for the three months ended September 30, 2008, compared to $55.4 million for the three months ended September 30, 2007. The decrease was attributable primarily to a $30.4 million decrease in price realization partially offset by an $11.1 million increase in sales volume. The sales volume increase was driven by an increase in tons shipped to our customers in the brass and battery manufacturing related businesses as well as the continued strength in the hot-dipped galvanizing market. The decrease in price realization was attributable to a lower average LME zinc price for the third quarter of fiscal 2008 versus the third quarter of fiscal 2007.
     Net sales of zinc oxide decreased $25.7 million, or 42.6%, to $34.7 million for the three months ended September 30, 2008, compared to $60.4 million for the three months ended September 30, 2007. The decrease was attributable to a $21.2 million decrease in price realization due primarily to lower average LME zinc prices for the third quarter of 2008 versus the third quarter of 2007, partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc prices were $0.96 per pound for the three months ended June 30, 2008 and $0.80 per pound for the three months ended September 30, 2008 compared to $1.66 per pound for the three months ended June 30, 2007 and $1.46 per pound for the three months ended September 30, 2007. We realized a premium to the LME on sales of zinc oxide in both the third quarters of fiscal 2008 and fiscal 2007, respectively, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. A $4.5 million decrease in shipment volume further reduced revenues for the three months ended September 30, 2008. The volume decrease was mainly caused by decreased shipments to our largest tire customers reflecting the general slowdown in the market.
     Net sales of zinc and copper-based powder remained flat at $3.1 million for the three months ended September 30, 2008 and September 30, 2007, respectively.
     Net sales from EAF dust recycling increased $1.7 million, or 15.7%, to $12.9 million for the three months ended September 30, 2008, compared to $11.2 million for the three months ended September 30, 2007. Increased volumes caused net sales to increase by $2.6 million. A 6% decrease in price realization on EAF dust recycling fees for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 resulted in a decrease in net sales of $0.9 million. Net sales from EAF dust receipts for the three months ended September 30, 2008 were based upon 138,337 tons versus 112,056 tons for the three months ended September 30, 2007.
     Cost of sales (excluding depreciation). Cost of sales decreased $3.4 million, or 3.8%, to $87.3 million for the three months ended September 30, 2008 compared to $90.7 million for the three months ended September 30, 2007. As a percentage of net sales, cost of sales was 79.9% for the three months ended September 30, 2008, compared to 67.7% for the three months ended September 30, 2007. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. Inventories are carried at weighted average actual cost. Consequently, current quarter cost of sales flowing from inventory includes some of the higher costs incurred in the prior months to acquire our purchased feeds.
     The cost of products sold decreased $5.2 million, or 5.9%, to $83.7 million for the three months ended September 30, 2008, compared to $88.9 million for the three months ended September 30, 2007. The decrease was primarily a result of a $10.0 million decrease in the cost of metal, oxide and powders shipped in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 partially offset by a $4.2 million increase in shipment volume and a $1.2 million increase in our recycling and other costs. The cost decrease was caused largely by a decline in the cost of purchased feeds which reflects the 45.1% decline in the LME average zinc price from the three months ended September 30, 2007, a decrease in the percentage of the purchased feeds used in the feed mix and a decrease in the percentage of the average LME zinc price we pay for our purchased feeds reflecting our cost reduction efforts.

     The cost of EAF dust services increased $1.8 million, or 99%, to $3.6 million for the three months ended September 30, 2008, compared to $1.8 million for the three months ended September 30, 2007. The increase was the result of a $1.4 million increase in the cost of the services provided reflecting primarily an increase in fuel and other transportation costs and a $0.4 million increase in volume of EAF dust received.
     Depreciation. Depreciation expense increased $0.7 million, or 31.9%, to $3.0 million for the three months ended September 30, 2008 compared to $2.3 million for the three months ended September 30, 2007. The increase reflects the increased capital expenditures during the twelve months ended September 30, 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in early January 2008.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million to $4.7 million for the three months ended September 30, 2008, compared to $3.8 million for the three months ended September 30, 2007. The increase reflects primarily increased legal and audit expenses and other costs associated with our public company status, namely compliance and public company filing fees not incurred for the full three months ended September 30, 2007 and an increase in our bad debt reserve. Non-cash compensation expense included in selling, general and administrative expenses was $0.4 million and $0.3 million for the three months ended September 30, 2008 and September 30, 2007, respectively.
     Interest expense. Interest expense decreased $1.1 million to $0.4 million for the three months ended September 30, 2008, compared to $1.5 million for the three months ended September 30, 2007. The decrease was attributable primarily to our lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of fiscal 2007 in conjunction with the private placement of shares of our common stock in April 2007 and the initial public offering of our common stock in August 2007.
     Interest and other income decreased $0.2 million for the three months ended September 30, 2008. The decrease was attributable to a $0.2 million decrease in interest earned on excess cash during the quarter.
     Income tax provision. Our income tax provision was $5.2 million for the three months ended September 30, 2008, compared to $12.4 million for the three months ended September 30, 2007. Our effective tax rates were 35.7% for the three months ended September 30, 2008 and 33.9% for the three months ended September 30, 2007.
     Net income. For the reasons stated above, our net income decreased to $9.4 million for the three months ended September 30, 2008, compared to $24.2 million for the three months ended September 30, 2007.
Nine Months Ended September 30, 2008 Compared with Nine Months Ended September 30, 2007
     Net sales. Net sales decreased $72.2 million, or 16.9%, to $354.2 million for the nine months ended September 30, 2008 compared to $426.4 million from the nine months ended September 30, 2007. The decrease was a result of a $148.1 million decrease in price realization, due primarily to a lower average LME zinc price for the first nine months of fiscal 2008 versus the first nine months of fiscal 2007. Partially offsetting our decreases in net sales was a sales volume increase of $39.0 million reflecting a net increase in product shipments and increases of EAF dust receipts. The average premium to the LME on zinc products sold for the nine months ended September 30, 2008 versus for the nine months ended September 30, 2007 declined for zinc metal but improved for zinc oxide. Zinc product shipments were 123,970 tons for the nine months ended September 30, 2008, or 111,833 tons on a zinc contained basis, compared to 114,763 tons, or 102,533 tons on a zinc contained basis, for the nine months ended September 30, 2007. The average sales price realization for zinc products on a zinc contained basis was $1.14 per pound for the nine months ended September 30, 2008, compared to $1.82 per pound for the nine months ended September 30, 2007.
     Our hedging positions partially mitigated the fluctuations in our revenues caused by the changing LME prices. For the nine months ended September 30, 2008, our revenues were increased by a favorable non-cash mark to market adjustment of $34.4 million on our open hedge positions. Our revenues were decreased for hedge positions that settled during the period for $0.6 million below their previously recorded market values. We received $9.6 million in cash payments at settlement. For the nine months ended September 30, 2007, our revenues were decreased by an unfavorable non-cash mark to market adjustment of $2.8 million on our open hedge positions for the nine months ended September 30, 2007. Our revenues were further reduced for hedge positions that settled during the period at $1.2 million below the previously recorded market value. We made $0.1 million in cash payments at settlement.

     Net sales of zinc metal decreased $51.3 million, or 28.9%, to $126.3 million for the nine months ended September 30, 2008, compared to $177.6 million for the nine months ended September 30, 2007. The decrease was attributable primarily to a $83.5 million decrease in price realization partially offset by a $32.2 million increase in sales volume. The decrease in price realization was attributable to a lower average LME zinc price for the first nine months of fiscal 2008 versus the first nine months of fiscal 2007.
     Net sales of zinc oxide decreased $66.9 million, or 34.7%, to $126.2 million for the nine months ended September 30, 2008, compared to $193.1 million for the nine months ended September 30, 2007. The decrease was attributable to a $65.5 million decrease in price realization due primarily to lower average LME zinc prices in fiscal 2008 versus fiscal 2007 partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $0.95 per pound for the nine months ended September 30, 2008 compared to $1.56 per pound for the nine months ended September 30, 2007. We realized a premium to the LME on sales of zinc oxide in the first nine months of fiscal 2008 and the first nine months of fiscal 2007, respectively, reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. A $1.4 million decrease in shipment volume further reduced our net sales for the nine months ended September 30, 2008.
     Net sales of zinc and copper-based powder increased $0.9 million, or 9.2%, to $10.9 million for the nine months ended September 30, 2008, compared to $10.0 million for the nine months ended September 30, 2007. This increase was attributable primarily to increases in shipment volumes and prices of our copper-based powders. Co-product and miscellaneous sales decreased $0.9 million for the nine months ended September 30, 2008.
     Net sales from EAF dust recycling increased $6.7 million, or 19.9%, to $40.3 million for the nine months ended September 30, 2008, compared to $33.6 million for the nine months ended September 30, 2007. Increased volumes caused net sales to increase by $7.8 million. A 3% decrease in price realization on EAF dust recycling fees for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulted in a decrease in net sales of $1.1 million. Net sales from EAF dust receipts for the nine months ended September 30, 2008 were based upon 421,907 tons versus 342,225 tons for the nine months ended September 30, 2007.
     Cost of sales (excluding depreciation). Cost of sales decreased $7.6 million, or 2.6%, to $280.2 million for the nine months ended September 30, 2008, compared to $287.8 million for the nine months ended September 30, 2007. As a percentage of net sales, cost of sales was 79.1% for the nine months ended September 30, 2008, compared to 67.5% for the nine months ended September 30, 2007. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.
     The cost of products sold decreased $13.6 million, or 4.8%, to $269.6 million for the nine months ended September 30, 2008, compared to $283.2 million for the nine months ended September 30, 2007. The decrease was primarily a result of a $37.2 million decrease in the cost of produced metal, oxide and powders shipped in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 and a $4.6 million decrease in cost of brokered metal shipped. These decreases were partially offset by a $22.5 million increase in shipment volume and a $7.1 million increase in our recycling and other costs. The cost decrease was caused largely by a decline in the cost of purchased feeds which reflects the 39.0% decline in the LME average zinc price from the nine months ended September 30, 2007 and a decrease in the percentage of the purchased feeds used in the feed mix. Costs totaling $2.1 million relating to the start-up of the new kiln placed in service in early January 2008 at our Rockwood, Tennessee facility and an unplanned outage at the power plant located at our Monaca, Pennsylvania facility were included in cost of sales for the nine months ended September 30, 2008.
     The cost of EAF dust services increased $6.0 million, or 128%, to $10.6 million for the nine months ended September 30, 2008, compared to $4.6 million for the nine months ended September 30, 2007. The increase was the result of a $4.9 million increase in the cost of the services provided reflecting primarily an increase in fuel and transportation costs and a $1.1 million increase in volume of EAF dust received.
     Depreciation. Depreciation expense increased $1.6 million, or 22.3%, to $8.8 million for the nine months ended September 30, 2008 compared to $7.2 million for the nine months ended September 30, 2007. The increase reflects the increased capital expenditures during the twelve months ended September 30, 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in early January 2008.

     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.6 million to $13.5 million for the nine months ended September 30, 2008, compared to $11.9 million for the nine months ended September 30, 2007. The increase reflects primarily increased legal and audit expenses and other costs associated with our public company status, namely compliance, directors’ fees and public company filing fees not incurred for the full nine months ended September 30, 2007 and an increase in bad debt expense. Non-cash compensation expense included in selling, general and administrative expenses was $1.3 million and $1.0 million for the nine months ended September 30, 2008 and September 30, 2007, respectively.
     Interest expense. Interest expense decreased $6.1 million to $1.1 million for the nine months ended September 30, 2008, compared to $7.2 million for the nine months ended September 30, 2007. The decrease is attributable primarily to lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of fiscal 2007 in conjunction with our private equity placement in 2007 and the initial public offering of our common stock.
     Interest and other income increased $0.2 million for the nine months ended September 30, 2008. The increase was attributable primarily to increased scrap sales and an increase in interest earned on excess cash during the first nine months of fiscal 2008.
     Income tax provision. Our income tax provision was $19.3 million for the nine months ended September 30, 2008, compared to $40.7 million for the nine months ended September 30, 2007. Our effective tax rates were 36.8% for the nine months ended September 30, 2008 and 35.7% for the nine months ended September 30, 2007.
     Net income. For the reasons stated above, our net income decreased to $33.1 million for the nine months ended September 30, 2008, compared to $73.4 million for the nine months ended June 30, 2007.
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
Cash Flows from Operating Activities
     Our operations generated a net $28.5 million in cash for the nine months ended September 30, 2008. Net income and non-cash items totaled $19.1 million. Although the LME average price of zinc during the nine months ended September 30, 2008 declined 10.8% from the average level for the month of December 2007, it was at historically high levels during the nine months ended September 30, 2008 and contributed to our positive cash flow from operations for the period. The decline in the LME average price of zinc during the period has contributed to the decrease in accounts receivable and inventory. In addition, a decrease in raw material and finished goods inventory tons contributed to further reductions in inventory.
     Our investment in working capital increased 12.1% to $168.2 million at September 30, 2008 from $150.0 million at December 31, 2007. The increase reflects a $34.4 million non-cash favorable fair value adjustment on all of our hedging instruments. Other notable changes in working capital include a $17.3 million decrease in inventory, a $7.4 million decrease in accounts receivable and a $4.3 million increase in cash and cash equivalents. The decrease in the inventory was caused largely by a reduction in the raw materials and finished good inventories. The reduction in the raw materials inventory was caused primarily by a 54.5% reduction in the cost of purchase feeds inventory and a corresponding 34.6% reduction in tons on hand. The reduction in the finished goods inventory was caused by a 38% reduction in the cost of finished goods inventory and a 41% reduction in the corresponding tons of inventory on hand. The cost reduction in the finished goods inventory primarily reflects the effect of lower average LME zinc prices on the purchased feed component of our finished goods inventory.
     In October of 2008 we sold the put options we purchased for 2009 at a cost of $14.2 million primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008, of which $19.7 million was recognized in the first nine months and $30.6 million will be recognized in the fourth quarter. We subsequently purchased similar options having a lower strike price for 2009 for the same quantity of tons for a cost of approximately $10.5 million.

Cash Flows from Investing Activities
     Cash used in investing activities was $27.2 million for the nine months ended September 30, 2008. A significant portion of the expenditures, $13.1 million, related to capital expansion projects. Although our credit facility imposes certain limits on capital spending, such limits did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations and cash from our initial public offering.
Cash Flows from Financing Activities
     Our financing activities for the nine months ended September 30, 2008 provided a net $2.9 million in cash resulting from the exercise of employee stock options and the related tax benefit. During the period, options underlying approximately 478,000 shares were exercised at an average exercise price of $2.10 per share.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements include operating leases and letters of credit. As of September 30, 2008, we had letters of credit outstanding in the amount of $14.7 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit were issued under the $35.0 million letter of credit sub-line under the terms of our credit facility.
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
Interest Rate Risk
     We are subject to interest rate risk in connection with our senior secured credit facilities, which provided for borrowings of up to $75.0 million at September 30, 2008 and bear interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.

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
     In December 2007, we purchased put options for 2008 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume. The cost of these options was approximately $13.3 million and was included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2007. The options settle on a monthly basis, and in each settlement we are entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound for the duration of 2008, exceeds the average LME price for zinc during the preceding month. Similar put options for approximately 90,000 tons (7,500 tons monthly) were purchased in 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million. In October of 2008 we sold the put options we purchased for 2009 primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale. We subsequently purchased similar options for 2009 for the same quantity of tons with a $0.50 per pound strike price for a cost of approximately $10.5 million. We continue to hold derivative contracts primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We do not hold such contracts for trading purposes.
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
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     Our Risk Factors are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007. We have updated our risk factors as stated below to address the effect of the current credit crisis on our business and to address the concerns on our investment portfolio in light of current market conditions.
Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.
     As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in security prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.
     Our business is also adversely affected by decreases in the general level of economic activity, including the levels of purchasing and investment in general. Strengthening of the rate of exchange for the U.S. dollar against certain major currencies may adversely affect our results or may adversely affect our domestic customers’ ability to export their product. We may also face increased risk that the counterparty to a hedging transaction that we enter or have entered may default on its obligation to pay or deliver under the forward contract. Our cash balance is concentrated in one major U.S. bank.
     We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Change in Securities.
a. Recent Sales of Unregistered Securities:
     None
b. Use of Proceeds from Registered Securities.
     On August 15, 2007, we completed an initial public offering of shares of our common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333–144295) effective on August 9, 2007. Our net proceeds from the offering, after accounting for approximately $5.8 million, or $1.26 per share, in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. During the period August 15, 2007 through December 31, 2007, we used approximately $8.2 million of the net proceeds to retire debt. We intend to use the remaining proceeds to fund capital improvements and for general corporate purposes in 2008. We also evaluate acquisition opportunities and engage in related discussions with other companies from time to time. We could use some or all of the remaining proceeds to fund such an acquisition.

Item 3. Defaults Upon Senior Securities.
     None
Item 4. Submission of Matters to a Vote of Security Holders.
     None
Item 5. Other Information.
     None
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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler

By:	James M. Hensler
Its:	President and Chief Executive Officer
     This report has been signed by the following persons in the capacities indicated on November 14, 2008.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 14, 2008
James M. Hensler

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	November 14, 2008