Form 10-K
period 2008-12-31
Horsehead Holding Corp
filed 2009-03-16
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the transition period from to

COMMISSION FILE NUMBER: 001-33658
Horsehead Holding Corp.
(Exact name of registrant as specified in its charter)

DELAWARE	20-0447377
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4955 Steubenville Pike, Suite 405	(724) 774-1020
Pittsburgh, Pennsylvania 15205	(Registrant’s Telephone Number,
(Address of Principal Executive Offices, including Zip Code)	Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $428 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of as of March 10, 2009 was 35,253,803.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2009 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than April 10, 2009 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 10, 2009, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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

We are a leading U.S. producer of zinc and zinc-based products with production and/or recycling operations at six facilities in five states. We also own and operate on our premises a 110 megawatt coal-fired power plant that provides us with a cost-competitive source of electricity and allows us to sell approximately one-fifth of its capacity. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals. We believe that we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal, a grade of zinc containing a minimum of 98.5% zinc, in North America. We believe we are also the largest North American recycler of electric arc furnace (“EAF”) dust, a hazardous waste produced by the steel mini-mill manufacturing process. We, together with our predecessors, have been operating in the zinc industry for more than 150 years. We believe we operate as a single business segment.

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

During 2008, we sold approximately 307.9 million pounds of zinc products, generally priced at amounts based on premiums to zinc prices on the London Metals Exchange (“LME”). For the year ended December 31, 2008, we generated sales and net income of $445.9 million and $39.4 million, respectively.

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

Strong Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We also sell zinc oxide to over 200 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to nine of our current ten largest zinc oxide customers for over ten years, and we believe that we are the sole or primary supplier of zinc to most of our customers. In addition, the U.S. Environmental Protection Agency (“EPA”) has designated our recycling process as a “Best Demonstrated Available Technology” in the area of high-temperature metals recovery related to the processing of EAF dust. We are the largest recycler of EAF dust in the U.S., and we now recycle EAF dust for seven of North America’s ten largest EAF operators based on 2008 production volume. We are working to expand our recycling capacity further in order to better service these and other customers.

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

Strong, Experienced Management Team

Our seven-member senior management team collectively has over 187 years of experience in zinc- and metal-related industries. James M. Hensler, our Chief Executive Officer, joined us in early 2004 and has since established a culture of continuous improvement in safety and operational excellence, which has led to significant cost reductions and productivity improvements.

Business Strategy

Continue to Focus on Production Efficiencies and Operating Cost Reductions

We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, streamlining our organizational structure and implementing “Six Sigma” (a business process improvement methodology) initiatives, and we intend to continue to focus on these and similar initiatives in the future. As part of our “Six Sigma” initiatives, we made a series of operating improvements at certain facilities. For example, at our Calumet plant we have reduced the amount of non-zinc materials fed to our smelter, thereby reducing operating costs by approximately $1.4 million on an annual basis without significant capital expenditures. At our Monaca facility we implemented the use of larger coke in our furnaces in 2007 resulting in savings in excess of $1.5 million. We also improved the performance of the Monaca facility’s furnace preheaters by increasing the preheat temperature of the charge to our electrothermic furnaces resulting in savings in excess of $0.5 million in 2007. In 2005, we converted our power plant to the burning of Powder River Basin Coal (“PRB”) coal, avoiding an increase in operating costs of approximately $10 million per year with a one-time investment of approximately $3.5 million. We have recently entered into a PRB coal supply agreement through 2010. Finally, in response to a recent significant decrease in demand for zinc metals resulting from the current economic downturn, we have taken aggressive steps to reduce our operating costs, including the temporary idling of our smallest, highest cost recycling facility in Beaumont, Texas, reductions in the price paid for purchased feedstock as a percentage of the LME price, a reduction of our salaried and temporary workforce and a cost-saving revision to our construction strategy for our new South Carolina facility. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the economic downturn and the accompanying decrease in demand.

Expand EAF Dust Recycling Capacity

We believe that there are significant opportunities for us to recycle more EAF dust. We estimate that in 2007 approximately one-third of the EAF dust generated per year was deposited in landfills in the United States, including by existing customers. In addition, several new EAF steel plant projects are either under construction or were recently announced, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has doubled in the last ten years and is expected to account for over 70% of U.S. steel produced by 2017, according to the Steel Manufacturers Association. We believe that steel mini-mill operators increasingly will rely on recyclers rather than landfills to manage this increased output. In order to meet this expected growth, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early January 2008. We are also building an additional kiln facility that would further increase our recycling capacity near one of our current customer’s facilities, a major U.S. steel mini-mill producer. In addition to generating additional service fees, we expect that our new kilns will provide us with additional low-cost recycled zinc that we can use in our own smelting process or that we can sell as feed to other zinc smelters. The completion date of the project could be as early as the first quarter of 2010 but may be influenced by market prevailing conditions.

Expand Production Capacity for Existing Zinc Products

We expect to increase our levels of zinc smelter production output on an annual basis from approximately 140,000 tons in 2007 to 175,000 tons. For the period from the fourth quarter of 2007 through the second quarter of 2008 we made progress toward that goal as we increased our production output to an annual rate of approximately 150,000 tons. We deferred our efforts to further increase production output as market conditions began to deteriorate in the fourth quarter of 2008 but expect to resume those efforts as market conditions improve. We also expanded our capacity to produce zinc oxide by converting existing refining capacity at our Monaca facility. Our additional production capacity allowed us to increase our service to the zinc oxide market.

Continue to Reduce Exposure to Commodity Price Fluctuations

We sourced approximately 64% of our zinc feedstock in 2008 from our EAF dust recycling operations, which feedstock is not impacted by changes in LME zinc prices. We will continue to evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment, hedging transaction costs and the extent to which we are able to increase the percentage of zinc we acquire from our recycling operations. We hedged approximately 60% of our expected production of zinc in 2008 and 2009 through the purchase of put options whereby we would receive a minimum price per pound for the quantity hedged. We paid a total of $27.5 million for the options and received $31.9 million in cash as the 2008 options settled. In October 2008, we sold the 2009 put options for $64.5 million resulting in a $50.3 million gain. We replaced the 2009 options with similar options having a strike price of $0.50 per pound for a cost of $10.5 million. The remainder of our zinc feedstock costs are derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price. We have also entered into forward contracts for the purchase of coal for a fixed price through 2010. We believe that locking in a price for coal, which comprised approximately 26% of our energy costs in 2008, will stabilize our production costs and reduce the risk of coal supply interruptions.

Pursue New Markets, Applications and Acquisition Opportunities

We intend to continue to leverage our technical expertise, culture of innovation and close customer relationships in order to identify and pursue new markets and applications for our products. For example, we are currently testing new, higher-margin applications for iron-rich material, a co-product of EAF dust recycling, such as its potential uses as a low-cost feed for iron and steel production, its use as a passive water-treatment medium at coal mining sites that have acidic mine drainage and as a daily cover or base material for municipal landfills to reduce ground water contamination. We are also evaluating new markets for our zinc powder, and we expect that our expanded EAF dust recycling capacity will allow us to enter new markets for the sale of crude zinc oxide (“CZO”) to other zinc smelters in the U.S. and internationally. We also intend to continue to identify and explore strategic acquisition opportunities.

Our History

We, together with the previous owners of our assets, have been operating in the zinc industry for more than 150 years. Horsehead Industries, Inc. (“HII”) was formed as a result of several purchases of assets and entities that substantially form our existing company. In 2002, record-low zinc prices, production inefficiencies, high operational costs and legacy environmental costs associated with prior owners/operators of our facilities caused HII to file for Chapter 11 bankruptcy protection. An affiliate of Sun Capital Partners, Inc. (together with its affiliates, “Sun Capital”) purchased substantially all of the operating assets and assumed limited liabilities of HII in December 2003 pursuant to a sale order under Section 363 of the U.S. Bankruptcy Code. Sun Capital assisted us in hiring our current chief executive officer and chief financial officer in 2004, and since that time we have implemented significant operational improvements as well as experienced significantly improved industry conditions. In addition, since 2004 we have performed maintenance at our production facilities that was deferred by our predecessor due to its financial difficulties. We expect to continue to perform additional maintenance at these facilities for the foreseeable future. As a result of certain transactions in 2007, Sun Capital and its affiliates no longer own any of our outstanding common stock.

On November 30, 2006, we completed the private placement of 15,812,500 shares of our common stock at a price of $13.00 per share. On April 12, 2007, we completed the private placement of 13,973,862 shares of our common stock at a price of $13.50 per share. We used the net proceeds of the offerings primarily to repurchase shares and redeem warrants held by our pre-November 2006 stockholders (including Sun Capital). On August 15, 2007, we completed the public offering of 5,597,050 shares of our common stock at a price of $18.00 per share (less discounts and commissions of $1.26) as part of an underwritten public offering. We used a portion of the net proceeds to retire substantially all debt and used the remaining net proceeds of the public offering to fund capital expansion and improvements and for general corporate purposes.

On August 13, 2007, the SEC declared effective a registration statement that registered for resale up to 29,860,436 shares of our common stock issued in our 2006 and 2007 private placements.

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

Recycling

We operate four hazardous waste recycling facilities for the recovery of zinc from EAF dust and are building a fifth. Our recycling process has been designated by the EPA as a “Best Demonstrated Available Technology” for the processing of EAF dust. Our recycling facilities are strategically located near sources of EAF dust production. These facilities recover zinc from EAF dust generated primarily by steel mini-mill manufacturers during the melting of steel scrap, as well as from other waste material. We extract zinc from EAF dust, and recycle the other components of EAF dust into non-hazardous materials, using our proprietary “Waelz Kiln” process at our Palmerton, Rockwood, and Calumet facilities, and our “Flame Reactor” technology at our Beaumont facility.

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

In order to expand our EAF dust recycling capacity, we brought an 80,000 ton per year kiln online at our Rockwood, Tennessee facility in January 2008 at a cost of approximately $33 million. This new kiln provides approximately 14,500 tons of additional zinc that we use either directly in our own smelting process or sell as feed to other zinc smelters. We are currently building a new kiln facility with capacity of approximately 160,000 tons per year in South Carolina that could be completed as early as the first quarter of 2010 or as market conditions improve.

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

Products and Services

We offer a wide variety of zinc products and services. In 2008, we sold approximately 154,000 tons of zinc products. The following are our primary zinc products:

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

EAF Dust Recycling

We created the market for EAF dust recycling with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. To date, we have recycled over 7.5 million tons of EAF dust (equivalent to 1.5 million tons of zinc), representing the dust generated in the production of over 470 million tons of steel. Since EAF dust is sold or converted into saleable products, the steel mini-mills’ exposure to environmental liabilities related to EAF dust is reduced.

In the first nine months of 2008, we recycled EAF dust at an annual rate of approximately 536,000 tons. The softening market conditions in the fourth quarter resulted in our actual EAF dust recycling for 2008 to be approximately 518,000 tons. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We currently are constructing a new kiln facility in South Carolina, adding additional EAF dust processing capacity that could be brought online as early as the first quarter 2010 or later as market conditions warrant.

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

Raw Material

In 2008, approximately 64% of the raw material used in the Monaca facility was sourced through our EAF dust recycling operations. The remaining 36% of the raw material was comprised of zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including top drosses, bottom drosses and skimmings that we purchase primarily from several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the dross and skims from the galvanizing industry, we purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials are acquired from our own customers. In addition, we also have long standing relationships with zinc scrap brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc scrap.

Power Plant and Fuels

We rely on a combination of purchased and internally-generated electricity for our operations. We generate substantially all of our electricity requirements for Monaca at our on-site power plant, using PRB coal as our principal input. Sales of excess power capacity from this power plant have also historically provided a reliable source of revenue. In addition to the electricity used by our Monaca facility, we use a combination of coke and natural gas in our smelting and refining processes. Our recycling facilities use a combination of coke, electricity and natural gas. In 2008, we purchased the majority of our energy under supply contracts, although we also engage in spot purchases. We purchase all of our coal requirements pursuant to a supply agreement that carries fixed prices through 2010.

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

We compete for EAF dust management contracts primarily with companies that dispose of EAF dust in landfills (e.g., Envirosafe and American Ecology) as well as with a Mexico-based recycler (Zinc Nacional). We are the largest of only two proven domestic recyclers of EAF dust. Steel Dust Recycling, the other domestic recycler, commenced operations during the second quarter of 2008. We expect to see new entrants to once again explore opportunities in this area when zinc prices are attractive. Our proven reliability and customer service have helped us maintain long-standing customer relationships. Many of our EAF dust customers have been under contract with us since our predecessor began recycling EAF dust in the 1980s.

ZincOx Resources plc recently acquired Big River Zinc Corporation with the stated intention of producing zinc metal from recycled EAF dust sourced from the U.S. (Envirosafe) and Turkey, with initial estimated smelting output from EAF dust of 90,000 tons in 2008. They announced the groundbreaking for their recycling plant in Ohio in June, 2008 however, no construction activity was evident on that site at year end. In addition, The Heritage Group has built an EAF dust processing facility in Arkansas and is expected to begin operations in 2009.

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

We inherited certain of HII’s environmental liabilities related to our Palmerton operations related to a 1995 Consent Decree between HII, the EPA and the PADEP. Our obligations pursuant to this consent decree include construction of a storage building for calcine kiln feed materials and the removal of lead concentrate from three buildings. These obligations are currently being managed to the satisfaction of the regulatory agencies and are reserved for on our balance sheet. Approximately 50% of the lead concentrate was removed from the facilities in 2007 and the remainder was removed in 2008.

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

Employees

As of December 31, 2008, we employed 1,010 persons at the following locations:

			Union
	Salaried	Hourly	Contract
Location	Personnel	Personnel	Expiration

Monaca	127	530	10/31/11	*
Pittsburgh	18	—	N/A
Bartlesville	4	31	11/16/09
Beaumont	1	11	09/30/09
Calumet	14	49	08/02/11
Palmerton	27	135	04/26/11
Palmerton (Chestnut Ridge Railroad)	—	4	12/15/11
Rockwood	14	45	07/01/11

Total	205	805

*	24 employees are covered by a separate union contract that expires on March 15, 2011.

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

Executive Officers of the Registrant

Set forth below is information concerning our executive officers.

Name	Age	Position

James M. Hensler	53	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	48	Vice President and Chief Financial Officer
Robert Elwell	55	Vice President — Operations
James A. Totera	52	Vice President — Sales and Marketing
Thomas E. Janeck	64	Vice President — Environment, Health and Safety
Ali Alavi	47	Vice President — Corporate Administration, General Counsel and Secretary
Daryl K. Fox	59	Vice President — Human Resources

James M. Hensler, Chairman of the Board of Directors, President and Chief Executive Officer, joined us in April 2004. He has over 29 years of experience working in the metals industry. From 2003 to April 2004, Mr. Hensler was a consultant to various companies in the metals industry. From 1999 to 2003, Mr. Hensler was Vice President of Global Operations and Vice President and General Manager of the Huntington Alloys Business Unit for Special Metals Corp., a leading international manufacturer of high performance nickel and cobalt alloys. Prior to that, Mr. Hensler was the Executive Vice President for Austeel Lemont Co., General Manager of Washington Steel Co. and Director of Business Planning for Allegheny Teledyne Inc. He received a BS in Chemical Engineering from the University of Notre Dame in 1977, an MSE in Chemical Engineering from Princeton University in 1978 and an MBA from the Katz Graduate School of Business at the University of Pittsburgh in 1987.

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

Daryl K. Fox, Vice President-Human Resources, joined us in October 2005. He has over 35 years of Human Resources experience working in the metals and transportation industries. Prior to joining us, from August 2004 to February 2005, Mr. Fox served as a consultant to Allegheny Technologies Incorporated. Previously, Mr. Fox served as Vice President — Human Resources for J&L Specialty Steel, LLC, a producer of stainless steel, from June 1993 until it was acquired by Allegheny Technologies Incorporated in July 2004. Mr. Fox received a BA in Sociology from Duke University in 1973.

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

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our zinc metal and zinc-based products reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal consumers of zinc metal and zinc-related products operate in industries, such as transportation, construction or general manufacturing, that themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession, such as the one we are currently experiencing, or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies or a prolonged recession in our principal industry segments have had a negative impact on our operations and on those of our predecessor both recently and in the past, and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

As widely reported, financial markets in the United States, Europe and Asia have been experiencing extreme disruption in recent months, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in credit and financial markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. The current tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

Our business is also adversely affected by decreases in the general level of economic activity, including the levels of purchasing and investment in general. Strengthening of the rate of exchange for the U.S. dollar against certain major currencies may adversely affect our results or may adversely affect our domestic customers’ ability to export their product. We may also face increased risk that the counterparty to a hedging transaction that we enter or have entered into may default on its obligation to pay or deliver under the forward contract. Our cash balance is concentrated in one major U.S. bank and our cash equivalents are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). If the guarantees are not satisfied on a timely basis our liquidity will be adversely affected.

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

Declines in the price of zinc have had a negative impact on our operations both recently and in the past, and further or future declines could have a negative impact on our future financial condition or results of operations. In 2002, record low zinc prices, together with high operational and legacy environmental costs and inefficiencies, caused our predecessor, HII, to file for Chapter 11 bankruptcy protection. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses and/or idle or permanently shut down production capacity. Market prices for zinc may decrease even further, and therefore our operating results may be significantly harmed.

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

In addition, in periods of high zinc prices, consumers of zinc may have additional incentives to invest in the development of technologically viable substitutes for zinc and zinc-based products. Similarly, customers may develop ways to manufacture their products by using less zinc-based material than they do currently. If one or more of our customers successfully identify alternative products that can be substituted for our zinc products, or find ways to reduce their zinc consumption, our sales to those and other customers would likely decline.

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

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, we estimate that our products comprised only approximately 12% of total zinc consumption in the U.S. in 2008, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower cost than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 75% of U.S. zinc metal consumption.

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

An important part of our strategy is to grow our business by expanding our capacity to produce zinc oxide and increase the volume of EAF dust that we process. We converted an existing refining column at our Monaca facility and have constructed and placed into service in early January 2008, a new kiln at our Rockwood, Tennessee facility. We have also initiated additional capacity expansion projects. We may need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion on acceptable terms. Our construction costs may also increase to levels that would make our facilities unprofitable to operate. Our planned capacity expansions may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, expansion in the zinc oxide market, increased sales to various industries, including the alkaline battery industry, and projected increases in EAF dust recycling may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.

As of December 31, 2008, we had 1,010 employees, 805, or 80%, of whom were covered by union contracts. Six of the eight collective bargaining agreements to which we are a party are scheduled to expire in 2011. The remaining two agreements are scheduled to expire in 2009. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

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

Energy is one of our most significant costs, comprising approximately $77 million of our production costs in 2008. Our processes rely on electricity, coke and natural gas in order to operate, our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $8 million for fiscal 2008. In addition, in the event of an interruption in the supply of coal to our power plant at our Monaca facility, that facility would be required to purchase electricity, which may not be available, and would be subject to the same risks related to an increase in electricity costs. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2008, our ten largest customers were responsible for 40% of our consolidated sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 20% by volume of our zinc product shipments in 2008 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

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

Our business is subject to a wide variety of environmental regulations and our operations expose us to a wide variety of potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste Resource Conservation and Recovery Act (“RCRA”). Our failure to properly process and handle EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for removal or treatment of hazardous substances. In addition, as part of the asset purchase out of bankruptcy, we inherited several environmental issues of our predecessor at our Palmerton facility cited in a 1995 EPA and Pennsylvania Department of Environmental Protection (“PADEP”) consent decree. We have established a reserve in the amount of $2.1 million, as of December 31, 2008, to cover the cost of construction of a storage building for calcine kiln feed materials at our Palmerton facility and closures related to RCRA at our Bartlesville, Oklahoma facility. We also may incur costs related to future compliance with “Maximum Achievable Control Technology” (“MACT”) air emission regulations relating to industrial boilers as well as future MACT regulations relating to the non-ferrous secondary metals production category, and these costs may be material. In addition, Pennsylvania has adopted regulations with respect to mercury emission regulations that are more stringent than federal MACT regulations in this area, and such regulations may result in additional ongoing compliance expenditures. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

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

The market price for shares of our common stock has declined substantially in recent months and may continue to be highly volatile and subject to wide fluctuations.

The market for common stock has recently been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to the business or financial success of the particular company. The market price for shares of our common stock has declined substantially in recent months and could decline further if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions persist or worsen.

Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

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

The chart below provides a brief description of each of our production facilities:

	Own/			Annual
Location	Lease	Process	Product	Capacity
				(Tons)

Monaca, PA	Own	Finished Product	PW Metal	88,000	(5)
			Zinc Oxide	90,000	(5)
			SSHG Metal	15,000	(5)
			Zinc Dust	5,900	(5)
Bartlesville, OK	Own	Recycling	Lead Carbonate	28,000	* (6)
Beaumont, TX	Own(1)	Recycling	CZO(2)	28,000	**(6)
Calumet, IL	Own	Recycling	CZO	169,000	**
Palmerton, PA	Own	Recycling	Calcine	130,000	(3)
			CZO	273,000	**
			Zinc Powder	5,000 to 14,000	(4)
		Finished Products	Zinc Copper Base	3,000
Rockwood, TN	Own	Recycling	CZO	148,000	**(7)
Total EAF Recycling Capacity				618,000
Total Smelting Capacity				175,000

*	Lead concentrate processed

**	EAF dust recycling and processing capacity

(1)	Facility is owned, property is leased; lease expires July 2011.

(2)	CZO, with approximately 55% zinc content, is produced by our recycling operations and is used as a feedstock for our zinc facility in Monaca or further processed in Palmerton into zinc calcine (up to 65% zinc content) before being used as a feedstock in Monaca.

(3)	Assumes that one of three kilns is operated to produce calcine and the other two kilns are operated to produce CZO.

(4)	Depending upon grade.

(5)	Operating at 70% of annual capacity.

(6)	Operations suspended in the first quarter of 2009.

(7)	Operating one kiln with an annual capacity of 80,000 tons beginning in December 2008.

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

Under the Consent Order and Agreement, we are required to submit a written plan for evaluating and implementing corrective action regarding fugitive air emissions at our Monaca facility, and to implement the required corrective action. We have delivered the implementation plan and have begun corrective measures, including enhancements to emission incident reporting and follow-up; maintenance and preventive maintenance on certain emission control equipment such as ducts, capture hoods, fabric-filter collectors and appurtenances; and development and implementation of department-specific emission-control plans. Additionally, we paid an initial civil penalty of $50,000 and were obligated to pay an additional $2,500 per month for 24 months, subject to extended or early termination. The penalty was recently extended. The final payment will be made on June 15, 2009.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders in the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $18.00 per share. The highest and lowest sale prices of our common stock for each quarter were:

Quarter	High	Low

2008
10/01/08 — 12/31/08	$5.91	$2.26
07/01/08 — 09/30/08	12.83	5.43
04/01/08 — 06/30/08	15.45	11.25
01/01/08 — 03/31/08	18.31	11.20
2007
10/01/07 — 12/31/07	25.50	14.97
08/10/07 — 09/30/07	26.14	17.50

As of March 10, 2009, there were five holders of record of our common stock and approximately 7,500 beneficial owners of such stock. The transfer agent and registrar for our common stock is National City Bank, N.A., National City Bank Shareholder Services, LOC 5352, P.O. Box 92301, Cleveland, Ohio 44135, Toll-free telephone: 1-800-622-6757.

Unregistered Sales of Equity Securities

None.

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans may be found in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph compares the sixteen month cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from August 31, 2007 through December 31, 2008, the end of our fiscal year. The graph assumes investments of $100 on August 10, 2007 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. The Peer Group Index is composed of Harsco Corp., Lundin Mining Corp., Nyrstar, Schnitzer Steel Industries Inc., Teck Cominco Limited, Umicore SA, Sims Group Limited, Hudbay Minerals Inc. and Breakwater Resources Limited and is weighted by each of their relative market capitalizations at the beginning of each month for which returns are reported. One member of the Peer Group in 2007, Metals Management, Inc., merged in 2008 with another member of the Peer Group, Sims Group Limited, and is therefore no longer included in the Peer Group Index.

COMPARISON OF 16 MONTH CUMULATIVE TOTAL RETURN*
Among Horsehead Holding Corp., The Russell 2000 Index
And A Peer Group

*$ 100 invested on 8/10/07 in stock & index-including reinvestment of dividends.
Fiscal year ending December 31.

	2007									2008
	8/10	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12
	All amounts rounded to the nearest dollar

Horsehead Holding Corp.	$100	$101	$121	$123	$89	$91	$81	$84	$62	$75	$76	$65	$66	$44	$32	$19	$17	$25

Russell 2000	100	101	102	105	98	98	91	88	88	92	96	88	92	95	88	69	61	65

Peer Group	100	106	116	119	100	100	89	96	99	108	113	107	92	89	65	32	25	25

Use of Proceeds from Registered Securities

On August 15, 2007, we completed an initial public offering of shares of our common stock. Our net proceeds from the offering, after accounting for approximately $5.8 million in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. We used approximately $8.2 million of the net proceeds to retire debt, $46.0 million for capital expansion and improvement projects and the remainder for the purchase of our put option hedging instruments. The capital projects included the initial construction of the South Carolina kilns, completion of the Rockwood, Tennessee kiln, the construction of the feed pelletizers at the Calumet, Illinois and Palmerton, Pennsylvania facilities and the CZO wash circuit at the Monaca, Pennsylvania facility.

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2008 and we do not have a formal or publicly announced stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 2006, 2005 and 2004 and for the years ended December 31, 2005 and 2004 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except for LME price data)

Statement of income (loss) data:
Net sales	$445,921	$545,579	$496,413	$273,807	$215,993
Cost of sales (excluding depreciation)	353,248	373,359	360,181	243,358	199,453
Depreciation	12,797	10,150	8,536	7,179	6,269
Selling, general and administrative expenses	18,184	15,688	31,294	9,630	9,689

Total costs and expenses	384,229	399,197	400,011	260,167	215,411
Income (loss) from operations	61,692	146,382	96,402	13,640	582
Interest expense	(1,474)	(7,589)	(9,555)	(9,134)	(4,399)
Interest and other income	1,871	3,037	327	665	526

Income (loss) before income taxes	62,089	141,830	87,174	5,171	(3,291)
Income tax provision (benefit)	22,647	51,147	32,717	2,024	(1,311)

Net income (loss)	$39,442	$90,683	$54,457	$3,147	$(1,980)

Net income (loss) per share:
Basic	$1.12	$3.13	$2.70	$0.16	$(0.10)
Diluted	$1.12	$2.85	$2.01	$0.12	$(0.10)
Balance sheet data (at end of period):
Cash and cash equivalents	$122,768	$76,169	$958	$553	$2,322
Working capital	160,912	150,018	58,863	3,746	2,063
Property, plant and equipment, net	136,141	98,932	63,794	58,081	55,137
Total assets	358,478	314,804	205,706	132,623	108,287
Total long-term debt, less current maturities	58	121	58,225	44,741	42,360
Stockholders’ equity (deficiency)	286,559	242,054	49,994	3,791	(5)
Cash flow statement data:
Operating cash flow	$94,007	$102,575	$15,627	$854	$(8,045)
Investing cash flow	(50,671)	(45,288)	(14,249)	(6,000)	(1,604)
Financing cash flow	3,263	17,924	(973)	3,377	2,059
Other data:
Tons of zinc product shipped	154	153	158	165	155
Average LME zinc price(1)	$0.85	$1.47	$1.48	$0.63	$0.48
Capital expenditures	50,671	45,288	14,249	9,123	3,481
Depreciation and amortization	13,463	12,656	9,504	8,380	6,478

(1)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Economic Conditions and Outlook

Economic conditions began to significantly deteriorate in the fourth quarter of 2008 across a broad spectrum of the economy and continued to weaken in early 2009. We expect the economy to remain weak in the near term. Our results reflect the negative impact this has had on the markets we serve, in particular the tire and rubber market, the hot-dipped galvanizing market and the EAF dust recycling market.

Factors Affecting Our Operating Results

Market Price for Zinc.  Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend heavily on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2008, comprised approximately 64% of our raw materials, were not impacted directly by fluctuations in the market price of zinc on the LME. The price of our finished products is impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and fell steadily to $0.47 per pound on December 17, 2008. Zinc prices averaged $0.54 per pound in January 2009 and $0.50 per pound in February 2009.

We pay a percentage of the LME average zinc price for our purchased feedstock. In the second half of 2008, we began to aggressively pursue cost reduction initiatives as a result of the decrease in the price of zinc on the LME. One such initiative was to reduce the price we pay for our purchased feedstock expressed as a percentage of the LME zinc price. We were successful reducing the price we pay, but were not able to acquire the same volume of purchased feeds that we could at higher prices. The reduction in availability of purchased feed along with a decrease in demand in our end markets led us to move from a six-furnace operation to a five-furnace operation at our Monaca smelter.

In 2008, the LME average zinc price fell approximately 54.6% from the fourth quarter of 2007. Significantly reduced construction activity and sharply reduced demand for automobiles, particularly in the fourth quarter of 2008, brought on by the global recession caused demand for zinc products to fall faster than production cuts and announced mine closures. We expect that average LME zinc prices will remain at or near their current levels during 2009 due to continued economic weakness.

To mitigate the effects of any decrease in the LME average zinc price, we hedged approximately 60% of our expected zinc production in 2008 and 2009 through the purchase of put options whereby we would receive a minimum price per pound for the quantity hedged. We paid a total of $27.5 million for the options and received $31.9 million in cash as the 2008 options settled. In October 2008, we sold the 2009 put options for $64.5 million resulting in a $50.3 million gain. We replaced the 2009 options with similar options having a strike price of $0.50 per pound for a cost of $10.5 million to mitigate the effects of any further decrease in the LME average zinc price. We have not purchased any put options for 2010. For a further discussion see “Results from Operating Activities” in the “Liquidity and Capital Resources” section.

Demand for Zinc-Based Products.  We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. For the periods of 2004 through mid-year 2008, North American consumption of PW zinc metal (the grade of zinc metal in which we specialize) and zinc oxide (the value-added zinc-based product from which we generate the most net sales on an historical basis) had increased. Because of the need to perform additional maintenance on key equipment that was deferred due to our predecessor’s financial difficulties, we had not been able to produce at capacity to take full advantage of this consumption increase. Production of zinc at our Monaca facility declined, primarily due to this delayed maintenance on equipment, from approximately 170,000 tons in 2000 to approximately 139,000 tons per year in 2005 and 2006 and approximately 140,000 in 2007. To meet demand, we purchased and resold metal to our customers during that period. We began to reduce these purchases in 2006 and further in 2007. For the period from the fourth quarter of 2007 through the second quarter of 2008, we produced at a per annum rate of 150,000 tons.

Demand for our products and services decreased significantly in the fourth quarter of 2008 due to the severe economic slowdown and is expected to remain at decreased levels in the near term. Weekly steel production declined approximately 59.7% during the fourth quarter of 2008 thereby reducing the amount of EAF dust generated. In response, we suspended our recycling operations during the December 2008 holiday period and resumed them at a reduced level in early January 2009. During the first quarter of 2009, we expect to operate our recycling operations below capacity. Additionally, we suspended operations at our smallest, highest cost recycling facility located in Beaumont, Texas. We expect to resume operations at Beaumont and return to a six-furnace operation at our Monaca facility when market conditions improve. Production for 2008 was reduced to 137,000 tons due to the reduced demand for our products.

The table below illustrates historical sales volumes and revenues for each of the zinc products and EAF dust:

	Volumes			Revenue/Ton
	2008	2007	2006	2008	2007	2006
	(Tons, in thousands)			(In U.S. dollars)

Product:
Zinc Products	154	153	158	$1,932	$3,104	$2,750
EAF Dust	507	458	504	$97	$99	$101

Cost of Sales (excluding depreciation).  Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In 2008, approximately 29% of our operating costs were feedstock-related reflecting, in part, our efforts to increase the use of EAF dust-based feedstock as well as the decline in the LME average zinc price during the year. The remaining 71% were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs, our ability to implement cost control measures aimed at improving productivity and our efforts to reduce our conversion costs. A majority of our purchased feedstock is priced at a discount to the LME.

We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of rapidly declining LME average zinc prices our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the fourth quarter of 2008 we recorded an LCM adjustment of $9.0 million.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, other administrative expenses, including expenses relating to logistics and information systems and legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in sales revenues.

Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	LME price of zinc;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the EAF dust recycling market;

•	decline in use of zinc products;

•	expansion into new products and expansion of our capacity, each of which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by customers; and

•	our operational efficiency improvement programs.

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc and energy prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to as low as $0.47 per pound on December 17, 2008. Changes in zinc pricing have impacted our revenues, since the prices of the products we sell are based primarily on LME zinc prices. Changes in zinc pricing have also impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments to hedge the selling prices of a portion of our expected production.

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

The historically high zinc prices of the past two years have also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as anticipated new

EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, during the second quarter Steel Dust Recycling started up its Waelz kiln facility located in Alabama and The Heritage Group has built an EAF dust processing facility in Arkansas with plans to begin operations in 2009. In addition, ZincOx announced the groundbreaking for its dust recycling plant in Ohio in June, 2008.

Since 2004, our management has been focused on opportunities to improve our results of operations by improving operational efficiencies. We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, reducing our energy consumption, streamlining our organizational structure and implementing “Six Sigma” — based process improvement initiatives. We intend to continue to focus on these and similar initiatives in the future. We believe that our ability to capitalize on these and other efficiency improvements will help us to improve our margins. Our management is also focused on increasing our EAF dust recycling capabilities, in order to capture opportunities created by the expansion in the EAF dust recycling market that we anticipate when current economic conditions improve. We increased our EAF dust recycling capacity by 16% in early 2008 and have expansion projects currently underway to further increase that capacity by 28%. These projects could be completed and brought online as early as the first quarter of 2010 or later depending on market conditions. We increased our zinc oxide production capacity by 12% in early 2008.

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

Zinc is traded as a commodity on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider the forward zinc prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average zinc price. Our valuations have been reliable in the past because the LME average zinc price upon which our product revenue is based has been reasonably correlated with the forward LME zinc prices that we use to make the lower of cost or market adjustments.

Financial Instruments

The following methods are used to estimate the fair value of our financial instruments:

•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

We enter into certain financial swap and financial option instruments that are carried at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). We measure fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). We recognize changes in fair value within the consolidated statements of income as they occur (see Note O to our audited consolidated financial statements).

We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon our analysis of valuations provided by third party counter-parties with whom we have entered into substantially identical derivative contracts. We compare the valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing of the underlying commodity and are therefore subject to fluctuation based on the movements of the commodity markets. Our estimates reflect the general downward trend of the commodity markets in fiscal 2008.

We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we use highly rated counter-parties that meet certain requirements. We currently do not anticipate that any of our counter-parties will default on their obligations to us. Additionally, in October of 2008 we sold put options we purchased for 2009 at a cost of $14.2 million primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008, of which $19.7 million was recognized in the first nine months and $30.6 million was recognized in the fourth quarter. We subsequently replaced these options with similar options for 2009 having a lower strike price for the same quantity of tons for a cost of approximately $10.5 million.

Impairment

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. At December 31, 2008, our market value as indicated by the closing price of our common stock was $165.7 million. Our net book value was $286.6 million. We further examined our assets and found no events that would suggest a potential impairment. We have no goodwill or intangible assets. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value. Fair value would be measured in accordance with SFAS 157.

Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 will not impact our operations. We are currently evaluating its effect on future disclosures.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Year Ended December 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	79.2	68.4	72.6
Depreciation	2.9	1.9	1.7
Selling, general and administrative expenses	4.1	2.9	6.3

Income from operations	13.8	26.8	19.4
Interest expense	0.3	1.4	1.9
Other income	0.4	0.6	.1

Income before income taxes	13.9	26.0	17.6
Income tax provision	5.1	9.4	6.6

Net income	8.8%	16.6%	11.0%

Net income per share
Basic	$1.12	$3.13	$2.70
Diluted	$1.12	$2.85	$2.01

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2008	2009	Swaps	Total

Fair value June 30, 2007	$—	$—	$(784)	$(784)
Purchases	—	—	—	—
Settlements of closed positions	—	—	545	545
Gain (loss) on settlements of closed positions	—	—	(772)	(772)
Mark to market adjustment on open positions	—	—	(1,924)	(1,924)

Fair value September 30, 2007	—	—	(2,935)	(2,935)
Purchases	13,290	—	—	13,290
Settlements of closed positions	—	—	1,192	1,192
Gain (loss) on settlements of closed positions	—	—	(306)	(306)
Mark to market adjustment on open positions	(3,419)	—	1,292	(2,127)

Fair value December 31, 2007	9,871	—	(757)	9,114
Purchases	—	7,008	—	7,008
Settlements of closed positions	—	—	566	566
Gain (loss) on settlements of closed positions	(3,322)		(182)	(3,504)
Mark to market adjustment on open positions	2,612	932	(1,441)	2,103

	Put Options
	2008	2009	Swaps	Total

Fair value March 31, 2008	9,161	7,940	(1,814)	15,287
Purchases	—	7,208	—	7,208
Settlements of closed positions	(2,267)	—	827	(1,440)
Gain (loss) on settlements of closed positions	736	—	(60)	676
Mark to market adjustment on open positions	5,730	7,233	4,522	17,485

Fair value June 30, 2008	13,360	22,381	3,475	39,216
Purchases	—	—	—	—
Settlements of closed positions	(8,866)	—	175	(8,691)
Gain (loss) on settlements of closed positions	2,601	—	(358)	2,243
Mark to market adjustment on open positions	3,926	11,553	(655)	14,824

Fair value September 30, 2008	11,021	33,934	2,637	47,592
Sales	—	(33,934)	—	(33,934)
Purchases	—	10,472	—	10,472
Settlements of closed positions	(20,806)	—	907	(19,899)
Gain (loss) on settlements of closed positions	9,785		(1,086)	8,699
Mark to market adjustment on open positions	—	(3,626)	(690)	(4,316)

Fair value December 31, 2008	$—	$6,846	$1,768	$8,614

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight fiscal quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2007				2008
Average LME zinc	Fiscal Quarter Ended				Fiscal Quarter Ended
price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Quarter	$1.57	$1.66	$1.46	$1.19	$1.10	$0.96	$0.80	$0.54
Year-to-date	$1.57	$1.61	$1.56	$1.47	$1.10	$1.03	$0.95	$0.85

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net sales.  Net sales decreased $99.7 million, or 18.3%, to $445.9 million for fiscal 2008 compared to $545.6 million for fiscal 2007. The net decrease was attributable to a $181.5 million decrease in price realization and a $3.7 million decrease in co-product and miscellaneous sales. Partially offsetting our decreases in net sales was a $9.0 million net increase in sales volume reflecting increases in shipments of metal and powders and in EAF dust receipts and a decrease in shipments of zinc oxide. Additionally, our hedging activity increased our net sales by $76.5 million. The average premium to the LME on zinc products sold for fiscal 2008 versus fiscal 2007 declined for zinc metal but improved for zinc oxide. Zinc product shipments for fiscal 2008 were 153,936 tons, or 138,901 on a zinc contained basis, compared to 152,745 tons, or 136,698 tons on a zinc contained basis for fiscal 2007.

The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the settlement of our put options and the non-cash mark to market adjustments of our open hedge positions, was $1.07 per pound for fiscal 2008 compared to $1.73 per pound for fiscal 2007. The decrease in fiscal 2008 reflected the $0.62 per pound, or 42.2%, decline, in the average LME zinc price from fiscal 2007. The decline was particularly sharp in the fourth quarter of fiscal 2008, when it declined $0.26 per pound, or 41.9% of the total change from fiscal 2007. The decline reflected the general economic slowdown that began in December 2007 and that continued through fiscal 2008.

Our hedging positions partially mitigated the fluctuations in our revenues caused by the changing LME zinc prices. For fiscal 2008, our revenues were increased by favorable non-cash mark to market adjustments of $11.2 million on our hedge positions. In October of 2008, our revenues were further increased by a $50.3 million gain on the sale of our 2009 zinc put options. We received $64.5 million in cash from the sale. Finally, our revenues were increased for option hedge positions that settled during the year for $9.8 million in excess of their previously recorded market values. We received $29.5 million in cash payments at settlement. For fiscal 2007, our revenues were decreased by an unfavorable non-cash mark to market adjustment of $5.2 million on our hedge positions. We made $1.3 million in cash payments at settlement.

Net sales of zinc metal decreased $81.4 million, or 36.0%, to $145.0 million for fiscal 2008 compared to $226.3 for fiscal 2007. The decrease was primarily attributable to a $101.0 million decrease in price realization reflecting the 42.2% decline in the LME average zinc price in fiscal 2008 from fiscal 2007. Partially offsetting the decrease in price realization was a $19.6 million increase in shipment volume. The sales volume increase was driven by an increase in tons shipped to our customers in the brass and battery manufacturing related businesses as well as the strong hot-dipped galvanizing market through the third quarter of fiscal 2008. Shipments slowed significantly in the fourth quarter as the hot-dipped galvanizing and brass markets softened due to weakened demand for our customers’ products and services.

Net sales of zinc oxide decreased $94.7 million, or 38.7%, to $149.9 million for fiscal 2008 compared to $244.6 million for fiscal 2007. The decrease was attributable to a $79.3 million decrease in price realization due primarily to lower average LME zinc prices in fiscal 2008 versus fiscal 2007 partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $0.85 per pound for fiscal 2008 compared to $1.47 per pound for fiscal 2007. We realized a premium to the LME on sales of zinc oxide in both fiscal 2008 and 2007, reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. A $15.4 million decrease in shipment volume further reduced our net sales for fiscal 2008. The volume decrease was mainly caused by decreased shipments to our largest tire customers reflecting the general slowdown in the market, particularly in the fourth quarter.

Net sales of zinc and copper-based powder decreased $0.2 million, or 1.6%, to $12.7 million for fiscal 2008, compared to $12.9 million for fiscal 2007. This decrease was attributable to decreases in both shipment volumes and price realization.

Revenues from EAF dust recycling increased $3.8 million, or 8.6%, to $49.1 million for fiscal 2008 compared to $45.2 million for fiscal 2007. Increased volume led to an increase in revenues of $4.8 million. The increased volume primarily reflected increased steel production by our EAF customers through the third quarter of fiscal 2008. Steel production declined significantly in the fourth quarter reflecting the general economic slowdown. EAF dust revenues for fiscal 2008 were based on 507,170 tons versus 458,052 tons for fiscal 2007. A 1.9% decrease in price realization reduced revenues by $1.0 million.

Cost of sales (excluding depreciation).  Cost of sales decreased $20.2 million, or 5.4%, to $353.2 million for fiscal 2008, compared to $373.4 million for fiscal 2007. As a percentage of net sales, cost of sales was 79.2% for fiscal 2008, compared to 68.4% for fiscal 2007. The change in percentage reflected the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. Excluding the effect the hedges had on our net sales, cost of sales would have been 94.3% and 67.8% of net sales in fiscal 2008 and 2007, respectively.

The cost of zinc material and other products sold decreased $27.3 million, or 7.4%, to $339.7 million for fiscal 2008, compared to $367.0 million for fiscal 2007. The decrease was primarily a result of a net $34.7 million decrease in the cost of produced metal, oxide and powders shipped in fiscal 2008 compared to fiscal 2007, a $4.6 million decrease in cost of brokered metal shipped and a $9.7 million decrease in the shipment volume of zinc oxide. These decreases were partially offset by a $15.4 million increase in shipment volume of produced metal and a $8.0 million increase in our recycling and other costs. The $34.7 million cost decrease was driven primarily by a $62.3 million decrease in purchased feed costs partially offset by a $17.8 million increase in conversion costs. In fiscal 2008, we reduced the number of purchased feed tons consumed by 15.7%. We also reduced the percentage of purchased feed used in our feed mix to 36.2% in fiscal 2008 from 40.8% in fiscal 2007. Our smelter recovery in fiscal 2008 improved to 92.5% from 90.2% for fiscal 2007. We consumed 4.8% less feedstock in fiscal 2008 than fiscal 2007 partly in response to our efforts to reduce our usage of purchased feed and partly due to our reduced production level resulting from the reduced demand for our products. Our purchased feed costs were further reduced by the decline in the LME average zinc price compared to fiscal 2007.

The increase in our conversion costs reflected a $10.0 million increase in our energy costs, of which $6.3 million related to an increase in the cost of coke. Our cost of sales also included a $9.0 million LCM adjustment relating to a write-down of inventory values during the fourth quarter, and costs totaling $2.1 million relating to the start-up of the new kiln placed in service in January 2008 at our Rockwood, Tennessee facility and an unplanned outage at the power plant located at our Monaca, Pennsylvania facility.

The cost of EAF dust services increased $7.1 million, or 112%, to $13.5 million for fiscal 2008, compared to $6.4 million for fiscal 2007. The increase was the result of a $6.4 million increase in the cost of the services provided reflecting primarily an increase in fuel and transportation costs and a $0.7 million increase in volume of EAF dust received.

Depreciation.  Depreciation expense increased $2.6 million, or 26.1%, to $12.8 million for fiscal 2008 compared to $10.2 million for fiscal 2007. The increase reflected the increase in assets placed in service during fiscal 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in January 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.5 million to $18.2 million for fiscal 2008, compared to $15.7 million for fiscal 2007. The increase reflected primarily increased legal and audit expenses and other costs associated with our public company status, namely activities associated with our Sarbanes-Oxley implementation, directors’ fees and public company filing fees not incurred for the full year of fiscal 2007 and an increase in bad debt expense. Non-cash compensation expense included in selling, general and administrative expenses was $1.7 million and $1.4 million for fiscal 2008 and 2007, respectively.

Interest expense.  Interest expense decreased $6.1 million to $1.5 million for fiscal 2008, compared to $7.6 million for fiscal 2007. The decrease was attributable primarily to lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of fiscal 2007 in conjunction with a private placement of our common stock in April 2007 and the initial public offering of our common stock in August 2007.

Interest and other income decreased $1.2 million for fiscal 2008. The decrease was attributable primarily to a decrease in interest earned on excess cash during fiscal 2008 and a $0.7 million loss on disposal of miscellaneous assets in fiscal 2008.

Income tax provision.  Our income tax provision was $22.6 million for fiscal 2008, compared to $51.1 million for fiscal 2007. Our effective tax rates were 36.5% for fiscal 2008 and 36.1% for fiscal 2007.

Net income.  For the reasons stated above, our net income decreased to $39.4 million for fiscal 2008, compared to $90.7 million for fiscal 2007.

Year Ended December 31, 2007 Compared with Year Ended December 31, 2006

Net sales.  Net sales increased $49.2 million, or 9.9%, to $545.6 million for fiscal 2007 compared to $496.4 million for fiscal 2006. The net increase was attributable to increases in price realization of $57.3 million and co-product and miscellaneous sales of $5.4 million partially offset by a sales volume decrease of $21.5 million. The remaining $8.0 million increase related to the mark to market adjustments on various hedging instruments we employed to hedge the selling prices of a portion of our expected production. Net sales for fiscal 2007 and fiscal 2006 were reduced by mark to market adjustments of $5.2 million and $13.2 million, respectively.

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

The LME average zinc price declined 19% in the fourth quarter of fiscal 2007 to bring the year to date average to $1.47 per pound for fiscal 2007 versus $1.49 per pound for fiscal 2006.

Zinc product shipments decreased 4,926 tons, or 3.1%, to 152,745 tons, or 136,698 tons on a zinc contained basis, for fiscal 2007 compared to 157,671 tons, or 142,767 tons on a zinc contained basis, for fiscal 2006. The decrease reflected primarily a decrease in shipments of zinc metal partially offset by an increase in shipments of zinc oxide. The decrease in shipments of zinc metal reflected decreases in both brokered metal and zinc metal produced of 5,171 tons and 5,123 tons, respectively.

Net sales of zinc metal decreased $15.7 million, or 6.5%, to $226.3 million for fiscal 2007 compared to $242.0 million for fiscal 2006. The decrease was primarily attributable to a decrease in sales volume of $30.3 million partially offset by an increase in price realization of $14.6 million. The reduced sales volume primarily reflected reduced shipment levels of brokered metal and an increase in the quantity of produced metal further processed into zinc oxide. The increase in price realization reflected the higher LME average zinc price during most of fiscal 2007 as mentioned above and a higher average premium to the LME on zinc products sold.

Net sales of zinc oxide increased $56.7 million, or 29.9%, to $244.6 million for fiscal 2007 compared to $187.9 million for fiscal 2006. The increase was attributable to an increase in price realization of $42.3 million and a shipment volume increase of $14.4 million. The increase in price realization reflected the lag effect of record high LME average zinc prices in the fourth quarter of fiscal 2006 being partially realized in the first quarter of fiscal 2007 as well as the year to date LME average zinc prices for the first three quarters of fiscal 2007 exceeding the full year fiscal 2006 average. The increased shipment volume reflected the settlement of a fourth quarter 2006 work stoppage at the operations of our largest oxide customer. Consumption in 2007 returned to pre-work stoppage levels.

Net sales of zinc and copper-based powder increased $0.2 million, or 1.6%, to $12.9 million for fiscal 2007 compared to $12.7 million for fiscal 2006. The increase was attributable to an increase in price realization of $1.2 million partially offset by a decrease in sales volume of $1.0 million.

Revenues from EAF dust recycling decreased $5.4 million, or 10.7%, to $45.2 million for fiscal 2007 compared to $50.6 million for fiscal 2006. Decreased volume led to a decrease in revenues of $4.6 million. The decreased volume primarily reflected reduced steel production by our EAF customers. EAF dust revenues for fiscal 2007 were based on 458,052 tons versus 503,985 tons for fiscal 2006. A 1.8% decrease in price realization reduced revenues by $0.8 million.

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

The cost increase of $29.2 million was primarily attributable to a $19.9 million increase in conversion costs and a $12.7 million increase in purchased feed costs at our Monaca smelter partially offset by a $3.4 million decrease in recycling and other costs. The largest components of the conversion cost increase were a $10.9 million increase in labor and maintenance costs, a $5.3 million increase in utilities and a net $3.7 million increase in supplies, fuels, additives and other costs. The increase in labor and maintenance costs included $5.4 million in signing bonuses related to the collective bargaining unit agreements negotiated in 2007 at our Palmerton, Calumet and Monaca facilities.

The purchased feed cost increase reflected the higher average LME zinc price for the majority of 2007 as well as a 9.7% increase in the percentage of the average LME zinc price we paid for our purchased feeds. These increases were partially offset by a 9.0% decrease in the quantity of purchased feeds used in fiscal 2007.

Depreciation.  Depreciation expense increased $1.7 million, or 18.9%, to $10.2 million for fiscal 2007 compared to $8.5 million for fiscal 2006. The increase was attributable to an increase in property, plant and equipment in fiscal 2007. Capital expenditures were $45.3 million in fiscal 2007.

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

Liquidity and Capital Resources

We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, the borrowing availability under our credit facilities, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is unencumbered, therefore if our credit facility is unavailable we believe our cash balance is still sufficient to satisfy our liquidity and capital requirements for the next twelve months. We further believe we could reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein.

Year Ended December 31, 2008

Our balance of cash and cash equivalents at December 31, 2008 was $122.8 million, a $46.6 million increase from the December 31, 2007 balance of $76.2 million. In December 2008, we purchased $40.0 million of commercial paper from a major U.S. bank to mitigate the risk associated with the concentration of our cash balance with a single U.S. bank. The commercial paper carries an interest rate of approximately 0.3% and has various maturity dates through March 16, 2009. In January 2009, we purchased an additional $20.0 million of commercial paper with a second major U.S. bank having similar interest rates but with maturities extending to July 7, 2009. As of February 28, 2009, $20.0 million of the December 2008 purchase had matured and was re-invested in commercial paper of a major finance company with maturities extending to May 13, 2009. The debt is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012. We expect to continue to invest our cash in secured positions.

Our credit facility consists of a $75.0 million revolving credit facility which expires in 2010. Currently we do not expect to encounter difficulties in renewing the facility, although it may be at higher financing costs. At December 31, 2008, we had no outstanding borrowings under the revolver and had $35.1 million in availability. We are subject to various financial covenants in our credit facility. If the average net availability for any consecutive ten day period is less than $5.0 million, then our consolidated senior leverage ratio must be not higher than 5.50 to 1.00, our consolidated fixed charge coverage ratio must be not less than 1.00 to 1.00, and for each fiscal quarter, our EBITDA for the previous twelve months must be higher than $13.4 million. Finally, if the average net availability for the calendar month of December of each respective year is less than $30.0 million, then our capital expenditures for fiscal 2008, 2009 and 2010 may not exceed $120.0 million, $70.0 million and $25.0 million, respectively. At December 31, 2008, we were in compliance with all covenants under the agreement governing the credit facility and expect to be in compliance for the next twelve months.

At December 31, 2008, we had put options in place for approximately 90,000 tons of zinc to protect our cash flows in 2009 in the event the average LME zinc price falls below $0.50 per pound in any given month. An equal portion of the put options expire each month in 2009. See “Cash Flows from Operating Activities” and Note O of our Consolidated Financial Statements for a more detailed discussion of our put options.

Cash Flows from Operating Activities

Our operations generated a net $94.0 million in cash for fiscal 2008. Net income and non-cash items totaled $56.3 million. Although the LME average price of zinc during fiscal 2008 declined 53.2% from the average level for the month of December 2007, it was at historically high levels during the first nine months of fiscal 2008 and contributed to our positive cash flow from operations for the period. The decline in the LME average price of zinc during the period contributed to the decrease in accounts receivable and inventory. In addition, a decrease in finished goods inventory tons contributed to further reductions in inventory.

Our investment in working capital increased 7.3% to $160.9 million at December 31, 2008, from $150.0 million at December 31, 2007. The most notable changes in working capital were the $46.6 million increase in cash and cash equivalents, a $22.7 million decrease in inventory, a $21.0 million decrease in accounts receivable and a $2.2 million decrease in accounts payable. The decrease in the inventory was caused largely by a reduction in the raw materials and finished goods inventory values. The reduction in the raw materials inventory was caused primarily by a 71.8% reduction in the cost of purchase feeds inventory and a corresponding 45.7% reduction in tons on hand. The reduction in the finished goods inventory reflected a 54.7% reduction in the cost of finished goods inventory and a 19.6% reduction in the corresponding tons of inventory on hand. The cost reduction in the finished goods inventory primarily reflected the effect of lower average LME zinc prices on the purchased feed component of our finished goods inventory and the reduced market value. The cost reduction in both the raw material and finished inventories also reflected a $9.0 million LCM adjustment.

In December 2007, we purchased put options for 2008 for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume, to protect our cash flows from declines in the LME price for zinc. The cost of these options was approximately $13.3 million. The options settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound, exceeded the average LME price for zinc during the preceding month. The contracts settled for $31.9 million in 2008, of which we received $24.4 million in 2008 and the remainder in January 2009.

Similar put options for 90,000 tons (7,500 tons monthly) were purchased during the first four months of 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million. In October of 2008, we sold the put options primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008, of which $19.7 million was recognized in the first nine months and $30.6 million was recognized in the fourth quarter. We subsequently purchased similar options having a strike price of $0.50 per pound for 2009 for the same quantity of tons for a cost of approximately $10.5 million. See Note O of our Consolidated Financial Statements.

Cash Flows from Investing Activities

Cash used in investing activities was $50.7 million for 2008. A significant portion of the expenditures, $29.4 million, related to capacity expansion and cost reduction projects, of which $14.8 million related to the construction of two kilns in South Carolina. The projected completion date of these newest kilns is currently the first quarter of 2010 but could be deferred depending on market conditions. Although our credit facility imposes certain limits on capital spending, such limits did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash provided by operations and cash from our initial public offering.

Cash Flows from Financing Activities

Our financing activities for fiscal 2008 provided a net $3.3 million in cash resulting from the exercise of employee stock options and the related tax benefit. During the period, options underlying approximately 478,000 shares were exercised at an average exercise price of $2.10 per share.

Year Ended December 31, 2007

Cash Flows from Operating Activities

Our operations generated a net $102.6 million in cash for fiscal 2007. Net income and non-cash items totaled $105.3 million. Although the LME average price of zinc during fiscal 2007 declined from December 31, 2006 levels, it remained at historically high levels and contributed to our strong positive cash flow for the period.

Our working capital increased $91.1 million to $150.0 million at December 31, 2007 from $58.9 million at December 31, 2006. The largest component was a $75.2 million increase in cash and cash equivalents, reflecting primarily the cash raised through our initial public offering as well as cash provided by our operations. Accounts receivable decreased $20.0 million during the period, reflecting the lower LME average zinc price in relation to December 31, 2006. Inventory increased $12.3 million during the period, reflecting in part increases of 24.9% and 22.0% in raw material and work in process tons and finished goods tons, respectively, and corresponding increases in cost of 4.4% and 47.3%, respectively. Prepaid expenses and other current assets increased $4.8 million reflecting the purchase in December 2007 of put options to be used as hedging instruments for 2008 production. Other significant changes in working capital included the $21.4 million reduction in current maturities of debt related to the debt repayment described below. The balance of cash and cash equivalents was $76.2 million at December 31, 2007.

Cash Flows from Investing Activities

Cash used in investing activities was $45.3 million for fiscal 2007. A majority of the expenditures, $27.1 million, were for the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in January 2008. Although our credit facility imposes certain limits on capital spending, they did not preclude us from funding any of our planned projects. We funded capital expenditures with cash provided by operations.

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

In the third quarter, we completed an initial public offering of shares of our common stock. We registered a total of 5,597,050 shares of common stock, of which we sold 4,580,957 shares and certain selling stockholders sold 1,016,093 shares. The 4,580,957 shares of common stock we sold included 409,722 shares sold pursuant to the underwriters’ over-allotment option. The 1,016,093 shares of common stock sold by the selling stockholders included 320,328 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock we sold was $82.5 million and the aggregate price of the shares of common stock sold by the selling stockholders was $18.3 million. We did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds we realized from the offering, after deducting approximately $5.8 million in underwriting discounts and commissions and approximately $1.3 million of expenses relating to the offering, were approximately $75.4 million. We used a portion of the net proceeds to retire substantially all of our debt and used the remaining proceeds to fund capital expansion and improvements and for general corporate purposes.

With the funds received from the private placement, our initial public offering and cash generated from operations we retired during fiscal 2007 the $57.0 million Contrarian note payable, the $7.6 million in CIT notes payable and repaid the $14.4 million outstanding balance of our revolving credit facility.

We were and remain subject to various financial covenants in our credit facilities as described above. Our credit facility was amended in December of 2007. Under the amendment, if the average net availability for the calendar month of December of each respective year is less than $30.0 million, then our capital expenditures for fiscal 2007, 2008, 2009 and 2010 may not exceed $50.0 million, $120.0 million, $70.0 million and $25.0 million, respectively. At December 31, 2007, we were in compliance with all covenants under the agreements governing the Credit Facility and the Term Note.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2008:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)

Long-term debt obligations (excluding interest)	$0.1	$0.1	$—	$—	$—
Purchase obligations	37.6	18.6	19.0	—	—
Operating lease obligations	12.5	3.4	5.4	2.3	1.4
Executive compensation	4.0	1.3	1.3	1.4	—

Total	$54.2	$23.4	$25.7	$3.7	$1.4

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases and letters of credit. As of December 31, 2008, we had letters of credit outstanding in the amount of $14.6 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by a $35.0 million letter of credit sub-line under the terms of our Credit Facility as described in Note H to our audited consolidated financial statements.

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

Interest Rate Risk

We are subject to interest rate risk in connection with our senior secured credit facilities, which provide for borrowings of up to $75.0 million at December 31, 2008, all of which bears interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.

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

In December 2007, we purchased put options for 2008 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume. The cost of these options was approximately $13.3 million and is included in “Prepaid expenses and other current assets” in our consolidated financial statements for 2007. The options settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound for the duration of 2008, exceeds the average LME price for zinc during the preceding month. Similar put options for 90,000 tons, (7,500 tons monthly) were purchased during the first four months of 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million.

In October of 2008, we sold the put options we purchased for 2009 primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008, of which $19.7 million was recognized in the first nine months and $30.6 million was recognized in the fourth quarter. The gain is recorded as an increase in our net sales. We subsequently replaced these options with similar options for 2009 having a lower strike price for the same quantity of tons for a cost of approximately $10.5 million. The options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

As of December 31, 2008, we were party to a contract for the purchase and delivery of the coal requirements for the power plant in Monaca through 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of the independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of December 31, 2008, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited our financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. Please see “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited Horsehead Holding Corp. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Horsehead Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2008 and 2007 of Horsehead Holding Corp. and Subsidiaries, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 11, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Cleveland, Ohio
March 11, 2009

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since April 10, 2006. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.horsehead.net — click on “Investor Relations”, then click on “Corp. Governance” and then click on “Code of Ethics for Senior Management.” We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Horsehead Holding Corp., Attention: Corporate Secretary, 4955 Steubenville Pike, Suite 405, Pittsburgh, Pennsylvania 15205.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item may be found in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2009 Annual Meeting of Stockholders and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 16, 2009.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits of the basic financial statements included the financial statement schedule listed in the Index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horsehead Holding Corp.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion.

/s/  Grant Thornton LLP

Cleveland, Ohio
March 11, 2009

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2007
(Amounts in thousands, except per share amounts)

	2008	2007

ASSETS
Current assets
Cash and cash equivalents	$122,768	$76,169
Accounts receivable, net of allowance of $750 and $459, respectively	30,446	51,473
Inventories	47,209	69,918
Prepaid expenses and other current assets	15,842	12,047
Deferred income taxes	4,925	464

Total current assets	221,190	210,071
Property, plant and equipment, net	136,141	98,932
Other assets
Deferred financing costs, net of accumulated amortization of $1,200 and $534 respectively	999	1,665
Deferred income taxes	—	3,905
Deposits and other	148	231

Total other assets	1,147	5,801

Total assets	$358,478	$314,804

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Revolver	$—	$—
Current maturities of long-term debt	62	60
Accounts payable	35,285	37,458
Accrued expenses	24,931	22,535

Total current liabilities	60,278	60,053
Long-term debt, less current maturities	58	121
Other long-term liabilities	10,257	12,576
Deferred income taxes	1,326	—
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares with voting rights authorized; 35,253 and 34,775 shares issued and outstanding in 2008 and 2007, respectively	352	348
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	129,741	124,682
Retained earnings	156,466	117,024

Total stockholders’ equity	286,559	242,054

Total liabilities and stockholders’ equity	$358,478	$314,804

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands, except per share amounts)

	2008	2007	2006

Net sales of zinc material and other goods	$396,810	$500,362	$445,733
EAF dust service fees	49,111	45,217	50,680

Net sales	445,921	545,579	496,413
Cost of sales of zinc material and other goods (excluding depreciation)	339,726	366,973	352,360
Cost of EAF dust services	13,522	6,386	7,821

Cost of sales (excluding depreciation)	353,248	373,359	360,181
Depreciation	12,797	10,150	8,536
Selling, general and administrative expenses	18,184	15,688	31,294

Total costs and expenses	384,229	399,197	400,011
Income from operations	61,692	146,382	96,402
Other income (expense)
Interest expense	(1,474)	(7,589)	(9,555)
Interest and other income	1,871	3,037	327

	397	(4,552)	(9,228)
Income before income taxes	62,089	141,830	87,174
Income tax provision	22,647	51,147	32,717

NET INCOME	$39,442	$90,683	$54,457

Earnings per common share:
Basic	$1.12	$3.13	$2.70
Diluted	$1.12	$2.85	$2.01
Weighted average shares outstanding:
Basic	35,089	28,985	20,138
Diluted	35,287	31,848	27,138

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated
	Shares	Amount	Capital	Deficit)	Total

Balance at January 1, 2006	19,963	$199	$2,707	$885	$3,791
Dividends paid	—	—	—	(29,001)	(29,001)
Equity offering	15,813	158	188,005	—	188,163
Common stock repurchase	(13,750)	(137)	(166,100)	—	(166,237)
Stock compensation expense	—	—	422	—	422
Repurchase and cancellation of stock options net of tax benefit of $1,054	—	—	(1,601)	—	(1,601)
Net income	—	—	—	54,457	54,457

Balance at December 31, 2006	22,026	220	23,433	26,341	49,994
Equity offering	18,554	186	249,287	—	249,473
Stock warrant redemption	5,938	59	—	—	59
Stock option exercise	394	4	715	—	719
Common stock repurchase	(12,151)	(121)	(152,437)	—	(152,558)
Restricted stock grant	14	—	123	—	123
Stock compensation expense	—	—	1,300	—	1,300
Tax liability reduction relating to option exercise	—	—	2,261	—	2,261
Net income	—	—	—	90,683	90,683

Balance at December 31, 2007	34,775	348	124,682	117,024	242,054
Stock option exercise	478	4	1,000	—	1,004
Stock compensation expense	—	—	1,739	—	1,739
Excess tax benefit of stock option exercise	—	—	2,320	—	2,320
Net income	—	—	—	39,442	39,442

Balance at December 31, 2008	35,253	$352	$129,741	$156,466	$286,559

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2007 and 2006
(Amounts in thousands)

	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$39,442	$90,683	$54,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,463	12,656	9,504
Deferred income tax (benefit) provision	770	(4,865)	736
Deferred interest payable	—	269	333
Losses on disposal of assets	665	—	—
(Gains) Losses on derivative financial instruments	(8,746)	5,153	13,155
Lower of cost or market adjustment to inventories	8,994	—	—
Non-cash compensation expense	1,739	1,423	422
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	21,027	19,962	(36,409)
Decrease (increase) in inventories	13,715	(12,330)	(34,316)
Decrease (increase) in prepaid expenses and other current assets	8,180	(9,181)	(8,743)
Decrease (increase) in other assets	83	(84)	1,456
(Decrease) increase in accounts payable	(2,173)	(1,317)	16,869
(Decrease) increase in accrued expenses	(833)	5,539	(1,416)
(Decrease) in other non-current liabilities	(2,319)	(5,333)	(421)

Net cash provided by operating activities	94,007	102,575	15,627
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(50,671)	(45,288)	(14,249)

Net cash used in investing activities	(50,671)	(45,288)	(14,249)
Cash Flows from Financing Activities:
Dividends paid	—	—	(29,001)
Proceeds from equity offering, net of expenses	—	249,473	188,163
Common stock repurchase	—	(152,558)	(166,237)
Proceeds from exercise of warrants and options	1,004	778	—
Repurchase and cancellation of stock options	—	—	(2,655)
Tax benefit of share based compensation	2,320	—	—
Net (payments on) proceeds from revolving credit facility	—	(14,398)	(2,199)
Proceeds from issuance of notes payable	—	—	49,000
Payments on notes payable and long-term debt	(61)	(65,371)	(36,133)
Deferred financing costs	—	—	(1,911)

Net cash provided by (used in) financing activities	3,263	17,924	(973)

Net increase in cash and cash equivalents	46,599	75,211	405
Cash and cash equivalents at beginning of year	76,169	958	553

Cash and cash equivalents at end of year	$122,768	$76,169	$958

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007
and for the Years Ended December 31, 2008, 2007 and 2006
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net sales for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Zinc material goods	$380,685	$480,993	$432,344
Service fee revenue	49,111	45,217	50,680
Other	16,125	19,369	13,389

	$445,921	$545,579	$496,413

Net sales from one customer represents $56,762 of the company’s 2007 consolidated net sales. No other customer exceeded 10% of consolidated net sales for 2008, 2007 and 2006. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber and mini-mill markets.

Shipping and Handling Fees and Costs

The company classifies all amounts billed to a customer in a sales transaction related to shipping and handling as revenue. The company records shipping and handling costs incurred in cost of sales.

Cash and Cash Equivalents

The company considers all highly liquid investments with maturities of approximately 90 days or less when purchased to be cash equivalents.

Accounts Receivable

The majority of the company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the company’s previous loss history, the customer’s current ability to pay its obligation to the company, and the condition of the general economy and industry as a whole. The company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In 2008, the company wrote off $138 in uncollectable accounts and recovered $102 of previously written off balances. The provision for bad debt expense was $327, $(433) and $600 for 2008, 2007 and 2006, respectively. The accounts receivable balance at December 31, 2008 includes amounts due totaling $7,510 from the company’s hedge counter-parties resulting from the settlement of open positions. The receivables were collected in January 2009.

Inventories

Inventories, which consist primarily of zinc bearing materials, zinc products and supplies and spare parts, are valued at the lower-of-cost-or-market (“LCM”) using a moving average cost method. Raw materials are purchased as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc is traded as a commodity on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the LCM, the company considers the forward zinc prices as quoted on the LME as of the balance sheet date to determine if an LCM adjustment is required.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets at December 31, 2008 and 2007 included approximately $12,601 and $9,872, respectively, related to hedging instruments we employ primarily to mitigate uncertainty and volatility of expected cash flows caused by the movement of the LME zinc price (see Note O).

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method. Ordinary maintenance and repairs are expensed as incurred; replacements and betterments are capitalized if they extend the useful life of the related asset. The estimated useful lives of property, plant and equipment are as follows:

Buildings, land and building improvements	3 - 25 years
Machinery and equipment	3 - 30 years

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the company reviews the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. Fair value would be measured in accordance with Statement of Financial Accounting Standard (SFAS) SFAS 157 Fair Value Measurements (“SFAS 157”).

There were no such events or circumstances during 2008, 2007 and 2006 and therefore no impairment write-downs were charged to operations.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Stock-Based Compensation

The company has a stock-based compensation plan and an equity incentive plan which are more fully described in Note N. The company adopted SFAS No. 123R, “Accounting for Stock-Based Compensation,” as revised (“SFAS 123R”), as of January 1, 2006. Accordingly, employee stock options granted on or after January 1, 2006 are expensed by the company over the option vesting period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model.

Financial Instruments

The following methods are used to estimate the fair value of the company’s financial instruments:

Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments.

The company enters into certain financial swap and financial option instruments that are carried at fair value in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The company measures fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). The company recognizes changes in fair value within the consolidated statements of income as they occur (see Note O).

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

Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2008, 2007 and 2006 approximated $714, $5,045 and $10,151 , respectively. Cash paid for income taxes in 2008, 2007 and 2006 approximated $19,281, $51,194 and $30,817, respectively.

Recently Issues Accounting Standards

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The enhanced disclosures address how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS 161 will not impact our operations. We are currently evaluating its effect on future disclosures.

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

In connection with the aforementioned equity offering and stock repurchase, the following transactions also occurred:

•	The management services agreement with an affiliated company was terminated and a $4,500 termination payment was made (See Note M).

•	Stock options representing 20% of the options outstanding under the company’s 2004 stock option plan were cancelled and payments totaling $2,657 were made to the option holders (see Note N).

•	Bonus payments totaling $2,530 were made to certain officers of the company.

On April 12, 2007, the Company completed the private placement of 13,974 shares of its common stock at a price of $13.50, less a 7% initial purchaser’s discount and placement fee. The net proceeds for the total offering, after deducting discounts and commissions of $13,205 and other costs of $1,185, were equal to $174,258. The net proceeds of the offering were used to repurchase the 6,213 shares of its common stock held by its pre-November 2006 stockholders and to redeem all of the Company’s outstanding warrants.

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

On August 15, 2007, the Company completed an initial public offering of shares of its common stock. The SEC declared the Registration Statement for the initial public offering (File No. 333-144295) effective on August 9, 2007. Pursuant to this Registration Statement, the Company registered a total of 5,597 shares of common stock, of which it sold 4,581 shares and certain selling stockholders sold 1,016 shares. The 4,581 shares of common stock sold by the Company include 410 shares sold pursuant to the underwriters’ over-allotment option. The 1,016 shares of common stock sold by the selling stockholders include 320 shares sold pursuant to the underwriters’ over-allotment option. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by the Company was $82,457 and the aggregate price of the shares of common stock sold by the selling stockholders was $18,290. The Company did not receive any proceeds from the sale of common stock by the selling stockholders. The net proceeds realized by the Company from the offering, after accounting for approximately $5,772 in underwriting discounts and commissions and approximately $1,314 of expenses relating to the offering, were approximately $75,371. The Company used a portion of the net proceeds to retire substantially all debt and used the remaining proceeds to fund capital expansion and improvements and for general corporate purposes.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE D —	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2008 and 2007:

	2008	2007

Cash in bank	$82,789	$76,169
Commercial paper	39,979	—

	$122,768	$76,169

The company’s cash balance is concentrated in one U.S. bank. In December 2008, the company purchased $39,979 of commercial paper from a major U.S. bank to mitigate the risk associated with this level of concentration. The commercial paper carries an interest rate of approximately 0.3% and has various maturity dates through March 16, 2009. The debt is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012.

NOTE E —	INVENTORIES

Inventories consisted of the following at December 31, 2008 and 2007:

	2008	2007

Raw materials	$15,885	$28,095
Work-in-process	4,394	1,258
Finished goods	13,969	30,866
Supplies and spare parts	12,961	9,699

	$47,209	$69,918

Inventories are net of reserves of $12,457 and $2,154 at December 31, 2008 and 2007, respectively. At December 31, 2008, the reserves include an LCM reserve for $8,994 and a reserve for slow-moving inventory for $3,463. The provisions for slow-moving inventory were $1,309, $592 and $283 for 2008, 2007 and 2006, respectively. The significant and rapid decline of the average LME price of zinc in 2008, particularly in the fourth quarter, resulted in the company recording LCM adjustments of $1,272 and $7,722 to its raw materials and finished goods inventories, respectively. No LCM adjustment was recorded in 2007 or 2006.

NOTE F —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007

Land and land improvements	$8,494	$7,598
Buildings and building improvements	23,228	21,357
Machinery and equipment	113,444	62,326
Construction in progress	34,878	39,905

	180,044	131,186
Less accumulated depreciation	(43,903)	(32,254)

	$136,141	$98,932

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE G —	DEFERRED FINANCING COSTS

Deferred financing costs of $1,911 were incurred in 2006 in connection with the company’s Credit Facility and term loans from CIT Group Business Credit, Inc. as described in Note H. These costs were being amortized over the term of the related debt. Amortization, which is included in interest expense in the accompanying consolidated statements of income, was $2,506 and $968 in 2007 and 2006 respectively. The significant increase in 2007 reflects the write-off of unamortized costs related to the repayment and cancellation of substantially all of the outstanding debt as more fully described in Note H.

Amortization of the costs associated with the remaining credit facility was $666 in 2008 and will approximate $666 in 2009 and $333 in 2010.

NOTE H —	NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2008 and 2007:

	2008	2007

Note payable to Beaver County Corporation for Economic Development	$120	$181

	120	181
Less portion currently payable	(62)	(60)

	$58	$121

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

On October 25, 2006, the Credit Facility was amended to provide for an additional borrowing availability of $30,000 under the Revolver and for an addition to the Term Note with Contrarian of $30,000. Borrowings made under this amendment were used to pay a dividend of approximately $29,001, repay notes payable to stockholders of $17,370 together with accrued interest of $2,653, pay a one-time management fee and re-financing fee totaling $5,500 to an affiliated company (see Note M) and to make bonus payments of $477 to certain members of company management. The Term Note payable to Contrarian was due in October 2010. It was repaid and cancelled in 2007. As a result, the Company’s amended Credit Facility consists only of the $75,000 Revolver.

The Revolver requires a lock-box arrangement, which provides for all receipts to be swept daily to reduce borrowings outstanding under the credit facility and contains a subjective acceleration clause in the revolving credit facility. Accordingly, any outstanding borrowings under the Revolver are classified as a current liability.

The outstanding borrowings on the Revolver, together with the outstanding letters of credit, cannot exceed the company’s borrowing base, which includes eligible receivables, inventories, and certain other assets. The underlying Financing Agreement, as amended, calls for interest payable monthly at either prime (3.25% at December 31, 2008 and 7.25% at December 31, 2007) plus .25% or LIBOR (1.08% at December 31, 2008 and 4.86% at December 31, 2007) plus 2.5% and letter of credit fees of 2.5%. The Financing Agreement also provides for certain covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions as well as providing for the maintenance of certain financial covenants. If an event of default were to occur, the rate on all obligations owed under the Revolver and other borrowings from CIT would be increased by 2% per annum. The Revolver expires in 2010. At December 31, 2008 and 2007, the company had $14,560 and $15,073, respectively, of letters of credit outstanding to collateralize self insured claims for workers’ compensation and other general insurance claims and closure bonds for the company’s two facilities in Pennsylvania. Availability under the Revolver was $35,098 at December 31, 2008.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Financing Agreement was amended in December of 2007. The amendment raised the limits on the company’s capital expenditures for fiscal 2007 through 2010.

The company was in compliance with all covenants under the Financing Agreement at December 31, 2008.

Substantially all of the company’s assets were pledged as security under its Credit Facility at December 31, 2008 and 2007.

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

Aggregate future maturities of long-term debt are as follows:

Years Ending December 31,

2009	$62
2010	58

$120

NOTE I —	ACCRUED EXPENSES

Accrued expenses at December 31, 2008 and December 31, 2007 consisted of the following:

	2008	2007

Employee related costs	$9,915	$8,900
Accrued hedge contracts	3,986	757
Insurance claim liabilities (see Note K)	2,800	2,800
Other	8,230	10,078

	$24,931	$22,535

NOTE J —	INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2008, 2007 and 2006 are as follows:

	2008	2007	2006

Current provision:
Federal	$18,994	$48,076	$27,699
State and local	2,883	7,936	4,282

	21,877	56,012	31,981
Deferred provision (benefit):
Federal	892	(4,180)	732
State and local	(122)	(685)	4

	770	(4,865)	736

	$22,647	$51,147	$32,717

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between income tax expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

	2008	2007	2006

Income taxes at statutory rate	$21,731	$49,683	$30,511
State and local income taxes, net of federal tax benefit	1,794	4,713	2,787
Domestic production activity deduction	(1,002)	(3,078)	(628)
Other	124	(171)	47

Income tax provision	$22,647	$51,147	$32,717

The components of the company’s net deferred tax asset at December 31, 2008 and 2007 are as follows:

	2008	2007

Deferred tax assets:
Accrued fringe benefits	$1,435	$1,275
LCM Reserve	3,440	—
Prepaid hedge contracts	711	1,689
Stock compensation	1,211	697
Accrued signing bonus	—	1,198
Other	4,679	3,068

	11,476	7,927
Deferred tax liabilities:
Property, plant and equipment	(7,877)	(3,271)
Other	—	(287)

	(7,877)	(3,558)

Net deferred tax asset	$3,599	$4,369

The above deferred tax assets and liabilities at December 31, 2008 and 2007 have been included in the company’s consolidated balance sheets as follows:

	2008	2007

Current deferred tax asset	$4,925	$464
Non-current deferred tax asset	—	3,905
Non-current deferred tax (liability)	(1,326)	—

Net deferred tax asset	$3,599	$4,369

The company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2004 through 2008.

The company adopted FIN 48 on January 1, 2007. At the adoption date, the company applied FIN 48 to all tax positions for which the statute of limitations remained open. Based on the company’s analysis it concluded that the application of FIN 48 had no effect on the recorded tax assets or liabilities of the company. Consequently no cumulative effect adjustment was recorded as of January 1, 2007. The company had no unrecognized tax benefits as of December 31, 2008 and 2007, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2008 and 2007:

	2008	2007

Environmental obligations	$2,047	$2,271
Insurance claim liabilities	6,964	7,778
Asset retirement obligations	1,246	1,151
Employee related costs	—	1,376

	$10,257	$12,576

Environmental obligations

In connection with the acquisition (see Note A), the company assumed certain liabilities related to environmental issues cited in a 1995 Consent Decree (the “Consent Decree”) between Horsehead Industries, Inc. and the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection. The Consent Decree calls for, among other things, the removal of certain materials containing lead from the company’s Palmerton, Pennsylvania facility and the construction of a storage building for calcine feed materials at the Palmerton facility. The company has reviewed alternatives for meeting these requirements and as a result, in 2007, it refined its estimate of the cost to remove the lead material, half of which was removed in 2007. The remainder was removed in 2008. These environmental obligations were recorded based on the estimated undiscounted costs required to achieve compliance with the Consent Decree and totaled $1,458 at December 31, 2008. The liability was $3,208 at December 31, 2007, of which $1,538 was recorded as a current liability.

Environmental obligations also include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a 30 year period of post-closure care. Based on the company’s annual review of the estimated annual costs required for the care specified under the permit, the liability was adjusted in 2008 and 2007 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,414 in 2008 and $1,480 in 2007 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2008 totaled $624, of which $35 is recorded as a current liability. The liability was $635 at December 31, 2007, of which $34 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $2,800 of workers’ compensation claims will be paid in 2009 (see Note I).

Asset retirement obligations

The company currently recognizes a liability for the present value of future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

Two such assets and related liabilities exist. One is for the ultimate closure of the Monaca facility’s fully permitted landfill. The original long lived asset cost was determined to be $632 and is being amortized and accreted over a 18 year period. The other relates to the permitted storage units at the Palmerton facility. Its original cost was valued at $206 and is being amortized and accreted over a 25 year period. The related depreciation expense for

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2008, 2007 and 2006 associated with the capitalized costs was $35, $35 and $35, respectively, and the related expense (which is included in interest expense) associated with accreting the liability for 2008, 2007 and 2006 was $95, $87 and $81, respectively.

Employee related costs

The company entered into a collective bargaining agreement with the unionized workers at its Monaca, PA facility on November 13, 2007. The agreement included a signing bonus to be paid to eligible workers over a fourteen month period.

NOTE L —	EMPLOYEE BENEFIT PLANS

The company maintains two defined contribution 401(k) plans that cover substantially all of its employees. Salaried employees are eligible to enroll upon date of hire and hourly employees are eligible to enroll one year after their date of hire. Employees may make elective deferral contributions to the plans subject to certain plan and statutory limitations.

Effective January 2008, the company modified the salaried employees plan. In 2008, the company contributed 3% of an employee’s total compensation and also matched 50% up to the first 4% of an employee’s contribution based on total compensation. In 2007, the company matched 100% of an employee’s contribution to the plan up to a maximum of 3% of the first $100 of base wages. The provision for matching contributions to the plan for 2008 and 2007 was approximately $695 and $258, respectively. In 2006, the company matched one-third of employees’ contributions to the plan. The maximum company contribution per employee was 2% of annual wages up to a maximum wage of $80. The provision for matching contributions for the salaried employees plan for 2006 was approximately $132.

In 2008, 2007 and 2006, the company made contributions to the hourly employees’ plans in accordance with the provisions of the various basic labor agreements. The provisions for contributions for 2008, 2007 and 2006 were approximately $1,383, $902 and $469 respectively.

NOTE M —	RELATED PARTY TRANSACTIONS

On December 23, 2003, the company entered into a ten year management services agreement with an affiliated company, Sun Capital Partners Management III, LLC (“SCPM”). Under the terms of this agreement, financial and management services were provided to the company including advice on financial reporting, accounting, management information systems and staffing. The annual fee for these services was the greater of $600 or 6% of the company’s EBITDA, (defined as the sum of net income, interest expense, income taxes, depreciation and amortization) with further adjustments for certain extraordinary, nonrecurring and non-cash transactions as defined in the agreement. For 2006, the provision for such fees was $6,806. Also, under the terms of the management services agreement, SCPM was entitled to receive a fee for services provided with respect to certain corporate events, such as refinancings, restructurings, equity and debt offerings, and mergers equal to 1% of the aggregate consideration resulting from the transaction. On October 25, 2006, the company paid $500 to SCPM in connection with the amendment to the Credit Facility (see Note H). Also on October 25, 2006 an additional one-time fee of $5,000 was paid to SCPM.

On November 22, 2006 the management services agreement with SCPM was terminated and in accordance with the termination agreement, a fee of $4,500 was paid by the company to SCPM (see Note C).

The total expenses included in selling, general and administrative expenses in the accompanying consolidated statements of income for the SCPM fees described above are $16,306 for 2006.

In connection with the company’s November 30, 2006 equity offering, a fee of $2,056 was paid to Sun Horsehead (See Note C).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N —	STOCK OPTIONS

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

During 2006 and 2005 options for 120 and 210 shares, respectively, were granted with exercise prices of $7.39 and $2.36, respectively. The fair value of each option granted under SFAS 123R was estimated on the date of the grant using the Black-Scholes option-pricing model. The significant assumptions used in determining value were risk-free interest rates of 5.11% and 4.17% in 2006 and 2005, respectively; volatility of 40% for 2006 and 0% for 2005: expected lives of 6.25 years and no expected dividends for 2006 and 2005. In 2008 and 2007, 478 and 394 options were exercised, respectively. The company received proceeds of $1,004 in 2008 and $719 in 2007. The aggregate intrinsic value at December 31, 2008 of the options outstanding under the 2004 Plan was $600.

The following summarizes the activity under the 2004 Plan:

		Range of	Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Options outstanding at January 1, 2006	1,173	$1.01-$2.36	$1.25
Granted in 2006	120	$7.39	$7.39
Cancelled in 2006	258	$1.01-$7.39	$1.82

Options outstanding at December 31, 2006	1,035	$1.01-$7.39	$1.82
Exercised in 2007	394	$1.01-$7.39	$1.82

Options outstanding at December 31, 2007	641	$1.01-$7.39	$1.82
Exercised in 2008	478	$1.01-$7.39	$2.10

Options outstanding at December 31, 2008	163	$1.01	$1.01

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

At December 31, 2008, the outstanding options under the 2004 Plan had 5.70 years of remaining life.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years and no expected dividends. The related compensation expense for 2008 and 2007 was $1,338 and $1,300, respectively. Unrecognized compensation expense as of December 31, 2008 and December 31, 2007 was $4,095 and $5,482, respectively. As of December 31, 2008, 214 options were vested and fully exercisable.

The following summarizes the option activity under the 2006 Plan:

		Range of	Weighted
	Number of	Exercise	Average
	Shares	Price	Exercise Price

Options granted on January 16, 2007	1,085	$13.00	$13.00
Cancelled in 2007	5	13.00	13.00

Options outstanding at December 31, 2007	1,080	13.00	13.00
Cancelled in 2008	10	13.00	13.00

Options outstanding at December 31, 2008	1,070	$13.00	$13.00

At December 31, 2008, each option had 8.04 years of remaining contractual life.

In 2007, the Company issued a total of 14 shares of restricted stock under the 2006 Plan to the four non-employee directors on the Board. In 2008, all of the shares became fully vested. The related compensation expense for 2008 and 2007 was $122 and $123, respectively.

In 2008, the Company granted a total of 266 restricted stock units at an average grant date fair value of $12.68 per unit. A portion of them vest over a three- to five-year service period. The remainder vest based upon the achievement of certain performance goals over a three-year period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for 2008 was $279. Unrecognized compensation expense as of December 31, 2008 was $1,828. The remaining contractual life ranged from 2.25 years to 4.67 years at December 31, 2008.

NOTE O —	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The following is a description of the Company’s hedging programs.

The company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the London Metal Exchange (“LME”). In order to protect its cash flow related to firm price sales contracts, the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of December 31, 2008, the fixed portions of these contracts range from a monthly average of $0.57 to $0.70 per pound.

The company sells the lead co-product of its electric arc furnace (“EAF”) dust recycling operation at varying LME-based lead prices. In order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract. As of December 31, 2008, the fixed portion of these contracts was $1.18 per pound.

The company paid cash of $2,475 and $1,298 from the settlement of such contracts for the years ended December 31, 2008 and 2007, respectively.

At December 31, 2008, approximately $29,438 of future swap contracts were outstanding, all of which settle at various dates up to and including December 31, 2009. For the year ended December 31, 2008, a fair value adjustment of $50 is included as an increase in net sales in the accompanying consolidated statements of income. For the year ended December 31, 2007 a fair value adjustment of $(3,033) is included as reductions in net sales.

In December 2007, the company purchased put options for specified tons of zinc in 2008. The cost of the options was $13,290. During the first four months of 2008, the company purchased put options for specified tons of zinc in 2009. The cost of the options was $14,216. In October of 2008, the company sold the put options it purchased for 2009 primarily to reduce its exposure to credit risk with the counter-parties to these options. The company received cash of $64,546 on the sale resulting in a pre-tax gain of $50,330 in 2008, of which $19,718 was recognized in the first nine months and $30,612 was recognized in the fourth quarter. The company subsequently purchased similar options for 2009 having a lower strike price for the same quantity of tons for a cost of approximately $10,472.

The options settle monthly on an average LME pricing basis. For the year ended December 31, 2008, the contracts settled for $31,939. The company received $24,429 in cash in 2008 and included $7,510 in its receivables for the remainder. Fair value adjustments of $58,972, which includes the $50,330 gain, are included as increases in net sales.

The fair value of the swap contracts and put options as of December 31, 2008 and 2007 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	December 31,
Description	2008	2007

Put options and swaps included in Prepaid expenses and other assets	$12,601	$9,871

Swaps included in Accrued expenses	$3,987	$757

The fair values of derivative instruments are based upon the company’s analysis of valuations provided by third party counter-parties with whom they have entered into substantially identical derivative contracts. The company compares the valuations to ensure that there is an acceptable level of consistency among them. The valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2008 and December 31, 2007, using the mid-point of the closing bid and ask prices on all open positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE P —	CONTINGENCIES

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

The company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at its Monaca facility. Pursuant to the terms of the Consent Order and Agreement, the company is obligated to undertake corrective action. Additionally, the company paid an initial civil penalty of $50 and was obligated to pay an additional $2.5 per month for 24 months, subject to extension or early termination. The penalty was recently extended. The final payment will be made on June 15, 2009.

NOTE Q —	EARNINGS PER SHARE

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

The information used to compute basic and diluted earnings per share follows:

	2008	2007	2006

Basic earnings per share:
Income available to common stockholders	$39,442	$90,683	$54,457
Weighted average shares outstanding — basic	35,089	28,985	20,138
Basic earnings per share	$1.12	$3.13	$2.70

Diluted earnings per share:
Income available to common stockholders	$39,442	$90,683	$54,457
Weighted average shares outstanding — diluted	35,287	31,848	27,138
Diluted earnings per share	$1.12	$2.85	$2.01

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	35,089	28,985	20,138
Effect of dilutive securities:
Options	196	782	1,066
Restricted stock units	2	—	—
Warrants	—	2,081	5,934

Weighted average shares outstanding — diluted	35,287	31,848	27,138

Options to purchase 1,073 and 1,080 shares at a price of $13.00 per share were outstanding for the year ended December 31, 2008 and 2007, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Restricted stock units entitling the holders to receive 162 shares of

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock were outstanding for the period ended December 31, 2008 but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive.

NOTE R —	COMMITMENTS

Operating Leases

The company has operating leases for equipment and railroad cars which expire at various dates through December 2016. Future minimum lease payments under these noncancelable operating leases as of December 31, 2008 are as follows:

Years Ending December 31,	Amounts

2009	$3,436
2010	2,931
2011	2,425
2012	1,298
2013	1,040
Thereafter	1,434

$12,564

Rent expense for all operating leases for 2008, 2007 and 2006 approximated $4,224, $3,237 and $2,760 respectively.

Long Term Purchase Agreements

The company has coal supply agreements through 2010 for the coal requirements of its power plant located in Monaca, Pennsylvania. The agreements requires the company to purchase up to 420 tons of coal for 2008 and 400 tons per year for 2009 and 2010 resulting in purchase commitments up to $17,173, $18,600 and $19,000 for 2008, 2009 and 2010, respectively. These commitments are subject to adjustment in connection with the fuel surcharge and other provisions of the agreement. In 2008 the company purchased 378 tons at a total cost, including fees and fuel surcharges, of $19,692.

NOTE S —	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

2008
Sales	$91,764	$109,186	$130,523	$114,448
Cost of sales (excluding depreciation)	73,042	87,276	100,160	92,770
Depreciation	3,952	3,018	2,946	2,881
Net income	6,310	9,395	13,867	9,870
Earnings per common share:
Basic	$0.18	$0.27	$0.40	$0.28
Diluted	$0.18	$0.27	$0.39	$0.28
2007
Sales	$119,160	$133,987	$144,610	$147,822
Cost of sales (excluding depreciation)	85,697	90,739	100,014	96,909
Depreciation	2,918	2,288	2,381	2,563
Net income	17,237	24,186	22,357	26,903
Earnings per common share:
Basic	$0.50	$0.75	$0.84	$1.22
Diluted	$0.49	$0.73	$0.75	$0.93

Schedule I : Condensed Financial Information of Registrant

HORSEHEAD HOLDING CORP.

CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY
December 31, 2008 and 2007
(Amounts in thousands)

	2008	2007

ASSETS
Cash and cash equivalents	$59,808	$71,076
Prepaid expenses and other current assets	1	6
Investment in and advances to subsidiary	226,767	170,986

Total assets	$286,576	$242,068

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$17	$14
Stockholders’ equity
Common stock	352	348
Additional paid-in-capital	129,741	124,682
Retained earnings	156,466	117,024

Total stockholders’ equity	$286,559	242,054

Total liabilities and stockholders’ equity	$286,576	$242,068

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Amounts in thousands)

	2008	2007	2006

Selling, general and administrative	$683	$296	$—
Equity in income of subsidiary, net of taxes of $22,647, $51,147 and $32,717 for 2008, 2007 and 2006, respectively	38,765	89,284	55,258
Interest income	1,360	1,695	—
Interest expense	—	—	801

Income before taxes	39,442	90,683	54,457
Income tax (benefit)	—	—	—

NET INCOME	$39,442	$90,683	$54,457

See notes to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006
(Amounts in thousands)

	2008	2007	2006

Cash Flows from Operating Activities:
Net income	$39,442	$90,683	$54,457
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity in (income) of subsidiary	(38,765)	(89,284)	(55,258)
Non-cash compensation expense	297	123	—
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	5	(6)	—
Increase in accounts payable	3	14	—
(Decrease) in accrued expenses	—	—	(623)

Net cash provided by (used in) operating activities	982	1,530	(1,424)
Cash Flows from Investing Activities:
Capital contribution and advances to subsidiary	(15,574)	(28,147)	(23,154)
Dividend received from subsidiary	—	—	49,023

Net cash (used in) provided by investing activities	(15,574)	(28,147)	25,869
Cash Flows from Financing Activities:
Dividends paid	—	—	(29,001)
Proceeds from equity offering, net of expenses	—	249,473	188,163
Common stock repurchase	—	(152,558)	(166,237)
Proceeds from exercise of warrants and options	1,004	778	—
Tax benefit of share based compensation	2,320	—	—
Payments on notes payable and long-term debt		—	(17,370)

Net cash provided by (used in) financing activities	3,324	97,693	(24,445)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,268)	71,076	—

Cash and cash equivalents at beginning of year	71,076	—	—
Cash and cash equivalents at end of year	$59,808	$71,076	$—

HORSEHEAD HOLDING CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

NOTE 1.  The condensed financial information includes only the financial information for the Registrant, Horsehead Holding Corp., excluding all of is consolidated subsidiaries. The schedule is required based upon the limitations on dividends and distributions that its subsidiary, Horsehead Corporation (the Operating Company) can make to the registrant under the terms of its credit facility as described in Note H to the consolidated financial statements.

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

See notes to condensed financial statements of the registrant

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.1	Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†
10.2	Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.3	Second Amended and Restated Horsehead Holding Corp. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.4	Form of Option Agreement issued under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.5	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.6	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.7	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.8	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc., PNC Bank National Association and certain lenders party thereto (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.9	Amendment No. 1 to CIT Financing Agreement dated as of October 21, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.10	Amendment No. 2 to CIT Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.11	Amendment No. 3 to CIT Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.12	Amendment No. 4 to CIT Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.13	Amendment No. 5 to CIT Financing Agreement dated as of December 14, 2007 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2008)

E-1

Exhibit
Number	Description of Document

10.14	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., CML I, LLC (as successor by assignment to Contrarian Service Company, LLC) and Contrarian Financial Services Company, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.15	Amendment No. 1 to Contrarian Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.16	Amendment No. 2 to Contrarian Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.17	Amendment No. 3 to Contrarian Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.18	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and James M. Hensler (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.19	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Robert D. Scherich (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.20	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Ali Alavi (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.21	Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†
10.22	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and James M. Hensler†
10.23	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Robert D. Scherich†
10.24	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Ali Alavi†
10.25	Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan†
10.26	Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan†
21.1	List of subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
24.1	Power of Attorney (included in the signature page to this report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

†	Management contract or compensatory plan or arrangement.

E-2