Form 10-Q
period 2009-03-31
Horsehead Holding Corp
filed 2009-05-11
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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

..
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock, as of May 6, 2009 was 35,253,803.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2009 and December 31, 2008
(Amounts in thousands, except per share amounts)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,214	$122,768
Accounts receivable, net of allowance of $780 and $750, respectively	20,228	30,446
Inventories	40,605	47,209
Prepaid expenses and other current assets	15,236	15,842
Deferred income taxes	5,152	4,925

Total current assets	177,435	221,190
Property, plant and equipment, net	149,010	136,141
Other assets
Deferred financing costs, net of amortization of $1,366 and $1,200, respectively	833	999
Deposits and other	147	148

Total other assets	980	1,147

Total assets	$327,425	$358,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$62	$62
Accounts payable	26,135	35,285
Accrued expenses	16,180	24,931

Total current liabilities	42,377	60,278
Long-term debt, less current maturities	43	58
Other long-term liabilities	11,363	10,257
Deferred income taxes	1,326	1,326
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 35,253 and 35,253 shares issued and outstanding in 2009 and 2008, respectively	352	352
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	130,307	129,741
Retained earnings	141,657	156,466

Total stockholders’ equity	272,316	286,559

Total liabilities and stockholders’ equity	$327,425	$358,478

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Amounts in thousands except per share amounts)

	2009	2008
Net sales of zinc material and other goods	$32,062	$100,869
EAF dust service fees	7,746	13,579

Net sales	39,808	114,448
Cost of sales of zinc material and other goods (excluding depreciation)	52,908	89,623
Cost of EAF dust services	2,487	3,147

Cost of sales (excluding depreciation)	55,395	92,770
Depreciation	3,560	2,881
Selling, general and administrative expenses	3,703	3,645

Total costs and expenses	62,658	99,296
Income (loss) from operations	(22,850)	15,152
Other income (expense)
Interest expense	(347)	(349)
Interest and other income	166	658

	(181)	309
Income (loss) before income taxes	(23,031)	15,461
Income tax provision (benefit)	(8,222)	5,591

NET INCOME (LOSS)	$(14,809)	$9,870

Earnings (losses) per common share:
Basic	$(0.42)	$0.28
Diluted	$(0.42)	$0.28
Weighted average shares outstanding:
Basic	35,254	34,820
Diluted	35,254	35,165
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2009
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained
	Shares	Amount	Capital	Earnings	Total

Balance at January 1, 2009	35,253	$352	$129,741	$156,466	$286,559

Stock compensation expense	—	—	566	—	566
Net loss	—	—	—	(14,809)	(14,809)

Balance at March 31, 2009	35,253	$352	$130,307	$141,657	$272,316

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2009 and 2008
(Unaudited)
(Amounts in thousands)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$(14,809)	$9,870
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,726	3,048
Deferred income tax benefit	(227)	(97)
Losses on derivative financial instruments	4,263	836
Non-cash compensation expense	566	397
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	10,218	(4,596)
Decrease in inventories	6,604	3,393
Increase in prepaid expenses and other current assets	(6,216)	(6,424)
Decrease (increase) in other assets	1	(1)
(Decrease) increase in accounts payable	(9,150)	962
(Decrease) increase in accrued expenses net of tax benefit of stock option exercise	(6,192)	3,891
Increase (decrease) in other non-current liabilities	1,106	(739)

Net cash (used in) provided by operating activities	(10,110)	10,540
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(16,429)	(8,841)

Net cash used in investing activities	(16,429)	(8,841)
Cash Flows from Financing Activities:
Proceeds from exercise of options	—	400
Tax benefit of stock option exercise	—	625
Payments on notes payable and long-term debt	(15)	(16)

Net cash (used in) provided by financing activities	(15)	1,009

Net (Decrease) Increase In Cash And Cash Equivalents	(26,554)	2,708
Cash and cash equivalents at beginning of period	122,768	76,169

Cash and cash equivalents at end of period	$96,214	$78,877

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2009 and for the three months ended March 31, 2009 and March 31, 2008, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
NOTE B—CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consisted of the following at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008

Cash in bank	$46,236	$82,789
Commercial paper	49,978	39,979

	$96,214	$122,768

     The Company’s cash balance is concentrated in one U.S. bank. The Company purchased commercial paper from major U.S. financial institutions to mitigate the risk associated with this level of concentration. The commercial paper carries interest rates ranging from 0.3% to 0.4%. It is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012.
NOTE C—INVENTORIES
     Inventories consisted of the following at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
Raw materials	$12,122	$15,885
Work-in-process	3,130	4,394
Finished goods	12,801	13,969
Supplies and spare parts	12,552	12,961

	$40,605	$47,209

     Inventories are net of reserves for slow moving inventory of $3,421 and $3,463 at March 31, 2009 and December 31, 2008, respectively. Inventories include lower of cost or market (“LCM”) adjustments of $2,822 and $8,994 at March 31, 2009 and December 31, 2008, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE D—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at March 31, 2009 and December 31, 2008.

	March 31,	December 31,
	2009	2008
Land and land improvements	$8,494	$8,494
Buildings and building improvements	23,264	23,228
Machinery and equipment	114,296	113,444
Construction in progress	50,419	34,878

	196,473	180,044
Less accumulated depreciation	(47,463)	(43,903)

	$149,010	$136,141

NOTE E—NOTES PAYABLE AND DEBT
     Debt at March 31, 2009 consisted of a note payable to Beaver County Corporation for Economic Development. The Company had no outstanding balance under its revolving credit facility (“Revolver”) at March 31, 2009 and December 31, 2008.
     The outstanding borrowings on the Revolver, together with any outstanding letters of credit, cannot exceed the Company’s borrowing base, which includes eligible receivables, inventories and certain other assets. The financing agreement governing the Revolver also includes certain negative covenants, the most restrictive of which limit indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions, as well as certain financial covenants. The Revolver expires in 2010. At both March 31, 2009 and December 31, 2008, the company had $14,560 of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. Availability under the Revolver was $30,875 at March 31, 2009 and $35,098 at December 31, 2008. The Revolver is collateralized by substantially all of the assets of the Company’s subsidiaries.
The Company was in compliance with all covenants under the financing agreement at March 31, 2009.
NOTE F—ACCRUED EXPENSES
     Accrued expenses at March 31, 2009 and December 31, 2008 consisted of the following.

	March 31,	December 31,
	2009	2008
Employee related costs	$6,175	$9,915
Accrued hedge contracts	1,428	3,986
Insurance claim liabilities	2,800	2,800
Other	5,777	8,230

	$16,180	$24,931

NOTE G—INCOME TAXES
     The Company’s effective tax rates were 35.7% and 36.2% for the three months ended March 31, 2009 and 2008, respectively. The provision or benefit for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.

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
NOTE H—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the November 2006 equity offering and stock repurchase more fully described in Note C to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 16, 2009. The options may be exercised at any time prior to September 15, 2014. At March 31, 2009, there were 163 options outstanding, each with an exercise price of $1.01 per share and 5.40 years of remaining contractual life. The aggregate intrinsic value at March 31, 2009 of the options outstanding under the 2004 Plan was $1,063.
     In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan, which was amended and restated on June 11, 2007 (the “2006 Plan”) and which provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other cash- or equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, are eligible for grants under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Committee”).
     A total of 1,489 shares of the Company’s common stock were initially authorized for issuance under the 2006 Plan, which amount increases annually by an amount equal to 1% of the number of shares on the Company’s common stock outstanding or such lesser amount determined by the Company’s Board of Directors (the “Board”). The number of shares available for issuance under the 2006 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2006 Plan or covered by grants previously made under the 2006 Plan. The shares available for issuance under the 2006 Plan may be, in whole or in part, authorized and unissued or held as treasury shares.
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
     At March 31, 2009, there were 1,070 options outstanding, each with an exercise price of $13.00 per share and 7.79 years of remaining contractual life. The related compensation expense for the three months ended March 31, 2009 and 2008 was $337 and $335, respectively. Unrecognized compensation expense as of March 31, 2009 was $3,759. As of March 31, 2009, 428 options were vested and fully exercisable.
     In the second and third quarters of 2008, the Company granted a total of 266 restricted stock units at an average grant date fair value of $12.68 per unit. A portion of them vest over a three- to five-year service period. The remainder vest based upon the achievement of certain performance goals over a three-year period. Upon vesting, the underlying stock will be issued for par value. In the first quarter of 2009, the Company granted a total of 318 restricted stock units at a grant date fair value of $4.96 per unit. The units vest over a five year service period. The related compensation expense for the three months ended March 31, 2009 was $229. Unrecognized compensation expense as of March 31, 2009 was $3,168. The remaining contractual life ranged from 2.00 years to 5.00 years at March 31, 2009.
NOTE I—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company’s business consists principally of the sale of zinc metal and other zinc-based products. As a result, its results of operations are subject to risk of fluctuations in the market price of zinc. While the Company’s finished products are

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share and per pound amounts)
generally priced based on a spread to the price of zinc on the London Metal Exchange (“LME”), its revenues are impacted significantly by changes in the market price of zinc. To reduce its exposure to movements in the price of zinc the Company pursues various hedging strategies as described below.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of March 31, 2009, the fixed portions of these contracts ranged from a monthly average of $0.39 to $0.69 per pound.
     The Company has traditionally sold the lead co-product of its EAF dust recycling operation at varying LME-based lead prices. In order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract. As of March 31, 2009, the fixed portion of these contracts was $1.18 per pound.
     At March 31, 2009, approximately $20,620 of future swap contracts were outstanding all of which settle at various dates up to and including March 30, 2011. The Company paid cash of $356 and $566 from the settlement of such contracts for the three months ended March 31, 2009 and March 31, 2008, respectively.
     In December 2007 and in early 2008, the Company purchased put options for approximately 90,000 tons of zinc each year for 2008 and 2009. At the time of the purchases, they represented approximately 60% of the Company’s anticipated sales volume for each year. The cost was $13,290 for the 2008 options and $14,216 for the 2009 options. The strike prices were $1.00 per pound for the 2008 options and $0.90 per pound for the 2009 options. They were purchased to act as a financial hedge and to lend stability to the Company’s revenue stream. In October of 2008, the company sold the put options it purchased for 2009 primarily to reduce its exposure to credit risk with the counter-parties to these options. The Company subsequently purchased similar options for 2009 having a lower strike price of $0.50 per pound for the same quantity of tons for a cost of approximately $10,472.
     The options settle monthly on an average LME pricing basis. For the three months ended March 31, 2009 and March 31, 2008, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.
     The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended March 31,
	2009	2008

Gains (losses) included in net sales:
Put options	($4,647)	$222
Swaps	28	(1,623)

	($4,619)	($1,401)

     The fair value of the swap contracts and put options as of March 31, 2009 and December 31, 2008 are listed in the table below.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2009	December 31, 2008
Put options and swaps included in Prepaid expenses and other assets	$5,779	$12,601

Swaps included in Accrued expenses	$1,428	$3,987

     The fair values of derivative instruments are based upon the Company’s analysis of valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company compares the valuations to ensure that there is an acceptable level of consistency among them. The valuations are based on the official LME closing valuations at the end of the trading day on March 31, 2009 and December 31, 2008, using the mid-point of the closing bid and ask prices on all open positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
     The Company is exposed to credit loss in cases where counter-parties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses highly rated financial institutions as counter-parties that meet certain requirements. The Company currently does not anticipate that any of the counter-parties will default on their obligations. The Company does not require collateral and does not enter into master netting arrangements.
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
NOTE K—EARNINGS PER SHARE
     Basic earnings (loss) per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if potentially dilutive common shares had been issued. Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of shares outstanding. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.
     The information used to compute basic and diluted earnings (loss) per share follows:

	Three months ended March 31,
	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(14,809)	$9,870
Weighted average shares outstanding—basic	35,254	34,820

Basic earnings (loss) per share	$(0.42)	$0.28

Diluted earnings (loss) per share:
Net income (loss)	$(14,809)	$9,870
Weighted average shares outstanding—diluted	35,254	35,165

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Three months ended March 31,
	2009	2008
Diluted earnings (loss) per share	$(0.42)	$0.28

Reconciliation of average shares outstanding — basic to average shares outstanding—diluted:
Weighted average shares outstanding—basic	35,254	34,820
Effect of dilutive securities:
Options	—	345

Weighted average shares outstanding—diluted	35,254	35,165

     Options to purchase 1,070 and 1,078 shares at a price of $13.00 per share were outstanding for the period ended March 31, 2009 and March 31, 2008, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Options to purchase 163 shares at a price of $1.01 per share and restricted stock units entitling the holders to receive 214 shares were outstanding for the period ended March 31, 2009 but were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive.
NOTE L — SUBSEQUENT EVENTS
     On April 20, 2009 the Company signed a definitive agreement to acquire the EAF dust collection business and the associated customer contracts of Envirosafe Services of Ohio Inc. (“ESOI’). The Company expects to close the purchase during the second quarter of 2009. ESOI collected approximately 130,000 tons of EAF dust in 2008 with associated service fee revenues of approximately $10.4 million. The agreement calls for payments over a seventeen year period. The Company expects to make these payments from cash on-hand and cash generated by the business over the payment period. Payments to be made in 2009 are estimated at $5.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 16, 2009.
Overview
Our History
     We are a leading U.S. producer of specialty zinc and zinc-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals. We believe that we are the largest refiner of zinc oxide and Prime Western zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the steel mini-mill manufacturing process. We, together with our predecessors, have been operating in the zinc industry for more than 150 years.
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
Economic Conditions and Outlook
     The deterioration in economic conditions that began in the fourth quarter of 2008 continued at a slower rate through the first quarter of 2009. We expect the economy to remain weak in the near term. Our results, particularly in comparison to the first quarter of fiscal 2008, reflect the negative impact this has had on the markets we serve, in particular the tire and rubber market, the hot-dipped galvanizing market and the EAF dust recycling market.
Factors Affecting Our Operating Results
     Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first three months of 2009, comprised approximately 66% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 then began a steady decline to $0.47 per pound on December 17, 2008.
     Zinc prices have strengthened in 2009, reflecting the announced mine closures and production cuts that began in the fourth quarter of fiscal 2008 and continue into 2009. The LME average zinc price was $0.54 per pound for January 2009, $0.50 per pound for February 2009, $0.55 per pound for March 2009 and $0.62 per pound through mid-April 2009 for a year to date average of $0.55 per pound.
     Demand for Zinc-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, as well as from the collection and recycling of EAF dust.. The decrease in demand for our products and services that began in the fourth quarter of 2008 due to the severe economic slowdown continued through the first quarter of fiscal 2009. Demand for our products is expected to remain at reduced levels in the near term. The decline in steel production that began in 2008 has continued through the first quarter of 2009 thereby continuing the reduction in the amount of EAF dust generated. In response, during the first quarter of fiscal 2009, we operated our recycling operations below capacity. Production of zinc products for the first quarter of fiscal 2009 was reduced to an annual rate of 96,000 tons from 137,000 tons for fiscal 2008 due to the reduced demand for our products.
     The table below illustrates historical production and sales volumes and revenues for zinc products and EAF dust:

	Production/EAF Dust Processed				Shipments/EAF Dust Receipts				Revenue/Ton
	Three Months Ended March 31,		Year Ended December 31,		Three Months Ended March 31,		Year Ended December31,		Three Months Ended March 31,		Year Ended December31,
	2009	2008	2008	2007	2009	2008	2008	2007	2009	2008	2008	2007
	(Tons, in thousands)				(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	24	38	137	140	28	41	154	153	$1,195	$2,269	$1,932	$3,104
EAF Dust	104	134	519	492	80	139	507	458	$96	$98	$97	$99
     Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first three months of 2009, approximately 14% of our production costs were purchased-feedstock-related, reflecting in part our efforts to increase the use of EAF dust-based feedstock as well as the significant decline in the LME average zinc price that began in 2008. The remaining 86% of our production costs in the first three months of 2009 were conversion-related. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase our purchased feedstock at a discount to the LME price of zinc.
     We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the first quarter of 2009, we recorded an LCM adjustment of $2.8 million.
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
Trends Affecting Our Business
     Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the EAF dust recycling market;

•	decline in use of zinc products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by our customers; and

•	our operational efficiency improvement programs.
     We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to an average of $0.53 per pound for the first quarter of fiscal 2009. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of many of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in order to attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.
     Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca, Pennsylvania power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.
     The historically high zinc prices of the past two years have also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as anticipated new EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, in 2008, Steel Dust Recycling began operations at its Waelz kiln facility located in Alabama, and The Heritage Group has built an EAF dust processing facility in Arkansas with plans to begin operations in 2009.
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
Summary of Critical Accounting Policies and Estimates
     The Company’s Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K which was filed with the SEC on March 16, 2009, contain a summary of significant accounting policies followed by the Company in the preparation of its consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008. Certain of these accounting policies are described below.
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
     Zinc is traded as a commodity on the LME, and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider the forward zinc prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average zinc price. The LME average zinc price upon which our product revenue is based has been reasonably correlated with the forward LME zinc prices that we use to make the lower of cost or market adjustments.
Financial Instruments
     The following methods are used to estimate the fair value of our financial instruments.
     Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.
     We enter into certain financial swap and financial option instruments that are carried at fair value in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. We measure fair value in accordance with SFAS No. 157, Fair Value Measurements (“SFAS 157”). We recognize changes in fair value within the consolidated statements of income as they occur.
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon our analysis of valuations provided by third party counterparties with whom we have entered into substantially identical derivative contracts. We compare the valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing of the underlying commodity and are therefore subject to fluctuation based on the movements of the commodity markets.
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
Impairment
     We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. At March 31, 2009, our market capitalization as indicated by the closing price of our common stock was $193.9 million. Our net book value was $272.3 million. We further examined our assets and found no events that would suggest a potential impairment. We have no goodwill or intangible assets. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value. Fair value would be measured in accordance with SFAS 157.
Results of Operations
     The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation)	139.2	81.1
Depreciation	8.9	2.5
Selling, general and administrative expenses	9.3	3.2

Income (loss) from operations	(57.4)	13.2
Interest expense	0.9	0.3
Interest and other income	0.4	0.6

Income (loss) before income taxes	(57.9)	13.5
Income tax provision (benefit)	(20.7)	4.9

Net income (loss)	(37.2%)	8.6%

     The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2008	2009	Swaps	Total

Fair value December 31, 2007	9,871	—	(757)	9,114
Purchases	—	7,008	—	7,008
Settlements of closed positions	—	—	566	566
Gain (loss) on settlements of closed positions	(3,322)		(182)	(3,504)
Mark to market adjustment on open positions	2,612	932	(1,441)	2,103

Fair value March 31, 2008	9,161	7,940	(1,814)	15,287
Purchases	—	7,208	—	7,208
Settlements of closed positions	(2,267)	—	827	(1,440)
Gain (loss) on settlements of closed positions	736	—	(60)	676
Mark to market adjustment on open positions	5,730	7,233	4,522	17,485

Fair value June 30, 2008	13,360	22,381	3,475	39,216
Purchases	—	—	—	—
Settlements of closed positions	(8,866)	—	175	(8,691)
Gain (loss) on settlements of closed positions	2,601	—	(358)	2,243
Mark to market adjustment on open positions	3,926	11,553	(655)	14,824

Fair value September 30, 2008	11,021	33,934	2,637	47,592
Sales	—	(33,934)	—	(33,934)
Purchases	—	10,472	—	10,472
Settlements of closed positions	(20,806)	—	907	(19,899)
Gain (loss) on settlements of closed positions	9,785		(1,086)	8,699
Mark to market adjustment on open positions	—	(3,626)	(690)	(4,316)

Fair value December 31, 2008	—	6,846	1,768	8,614
Settlements of closed positions	—	—	356	356
Gain (loss) on settlements of closed positions	—	(744)	(256)	(1,000)
Mark to market adjustment on open positions	—	(3,903)	284	(3,619)

Fair value March 31, 2009	$—	$2,199	$2,152	$4,351

     A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices are listed in the table below.

	2007	2008		2009
Average LME zinc price	December 31	March 31	December 31	March 31

Three months ended	$1.19	$1.10	$0.54	$0.53
Year-to-date	$1.47	$1.10	$0.85	$0.53
Three Months Ended March 31, 2009 Compared with Three Months Ended March 31, 2008
     Net sales. Net sales decreased $74.6 million, or 65.2%, to $39.8 million for the three months ended March 31, 2009 compared to $114.4 million from the three months ended March 31, 2008. The decrease was a result of a $30.9 million decrease in price realization, due primarily to a lower average LME zinc price for the first quarter of fiscal 2009 versus the first quarter of fiscal 2008, a $37.8 million decrease in sales volume reflecting decreases in shipments across all product lines and a decrease in EAF dust receipts. Our net sales were further decreased by $3.4 million relating to our hedging activity and by a $2.5 million decrease in co-product and miscellaneous sales. The $3.4 million reduction in net sales relating to our hedging positions consisted of unfavorable non-cash mark to market adjustments of $4.2 million and $0.8 million for the three months ended March 31, 2009 and March 31, 2008, respectively. The average premium to the LME on zinc products sold for the three months ended March 31, 2009 versus the three months ended March 31, 2008, declined for zinc metal but increased for zinc oxide. Zinc product shipments were 27,661 tons for the three months ended March 31, 2009, or 25,107 tons on a zinc contained basis, compared to 41,241 tons, or 37,025 tons on a zinc contained basis, for the three months ended March 31, 2008.
     The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $0.66 per pound for the three months ended March 31, 2009, compared to $1.26 per pound for the three months ended March 31, 2008. The decrease reflects the 51.8% decline in the average LME zinc price for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, which decline was caused by the general economic recession that began in fiscal 2008 and continued into fiscal 2009.
     Net sales of zinc metal decreased $29.2 million, or 63.3%, to $16.9 million for the three months ended March 31, 2009 compared to $46.1 million for the three months ended March 31, 2008. The decrease was attributable primarily to a $17.1 million decrease in price realization and a $12.1 million decrease in sales volume. The decrease in price realization was attributable to both a lower average LME zinc price for the first quarter of fiscal 2009 versus the first quarter of fiscal 2008 and a lower average premium to the LME on zinc products sold for the first quarter of fiscal 2009 versus the first quarter of fiscal 2008. The decrease in shipment volume reflects the weakened demand for our products that began in the fourth quarter of fiscal 2008 and continued throughout the first quarter of fiscal 2009.
     Net sales of zinc oxide decreased $31.1 million, or 66.5%, to $15.7 million for the three months ended March 31, 2009, compared to $46.8 million for the three months ended March 31, 2008. The decrease was attributable to an $18.4 million decrease in sales volume and a $12.7 million decrease in price realization. The volume decrease was caused primarily by decreased shipments to our largest tire customers reflecting the general slowdown in the market that began in fiscal 2008 and continued into 2009. The decrease in price realization reflects the reduction of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $0.54 per pound for the three months ended December 31, 2008 compared to $1.19 per pound for the three months ended December 31, 2007. Net sales of zinc and copper-based powder decreased $2.6 million, or 65.0%, to $1.4 million for the three months ended March 31, 2009 compared to $4.0 million for the three months ended March 31, 2008. The decrease was attributable primarily to decreases in prices and shipment volumes, most notably of our copper-based powders.
     Revenues from EAF dust recycling decreased $5.9 million, or 43.4%, to $7.7 million for the three months ended March 31, 2009 compared to $13.6 million for the three months ended March 31, 2008. Decreased volumes caused revenues to decrease by $5.7 million. A 1% decrease in price realization on EAF dust recycling fees for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted in a decrease in net sales of $0.2 million. EAF dust receipts for the three months ended March 31, 2009 declined 42.1% to 80,403 tons compared to 138,955 tons for the three months ended March 31, 2008, reflecting the sharp drop in steel production that began in the fourth quarter of fiscal 2008 and continued into 2009. According to data from the American Iron & Steel Institute, reported steel production for the three months ended March 31, 2009 declined 51.8% from the three months ended March 31, 2008.
     Cost of sales (excluding depreciation). Cost of sales decreased $37.4 million, or 40.3%, to $55.4 million for the three months ended March 31, 2009, compared to $92.8 million for the three months ended March 31, 2008. As a percentage of net sales, cost of sales was 139.2% for the three months ended March 31, 2009, compared to 81.1% for three months ended March 31, 2008. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.
     The cost of zinc material and other products sold decreased $36.7 million, or 41.0% to $52.9 million for the three months ended March 31, 2009 compared to $89.6 million for the three months ended March 31, 2008. The decrease was primarily the result of a $25.4 million decrease in shipment volume across all major product lines, a $6.0 million decrease in the cost of products shipped and a $5.3 million decrease in recycling and other costs. The decreases reflect lower feed costs and lower conversion costs for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Purchased feed costs were reduced by $24.4 million, reflecting both the lower LME average zinc price as well as the lower cost of purchased feeds we pay expressed as a percentage of the LME. The reduction in our purchased feed costs also reflects a 48.6% reduction in the number of tons of purchased feed consumed and a reduction in the percentage of purchased feed used in our feed mix.

     Our conversion costs were $12.8 million lower in the three months ended March 31, 2009 than in the three months ended March 31, 2008. The reduction reflects a $5.9 million decrease in utility costs, a $2.7 million reduction in labor costs and a $2.0 million reduction in maintenance and supplies costs. These reductions were driven primarily by lower production levels for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 in response to the economic slowdown that accelerated in the fourth quarter of fiscal 2008 and continued into 2009. Additionally, the conversion costs for the three months ended March 31, 2008 included start-up costs for the kiln placed in service in early January 2008 at our Rockwood, Tennessee facility, as well as costs incurred in an unplanned outage at our power plant located in Monaca, Pennsylvania. Finally, our cost of sales for the three months ended March 31, 2009 reflects a $2.8 million LCM adjustment relating to the write-down of inventory values
     The cost of EAF dust services decreased $0.6 million, or 21.0%, to $2.5 million for the three months ended March 31, 2009 compared to $3.1 million for the three months ended March 31, 2008 primarily reflecting a reduced volume of EAF dust received.
     Depreciation. Depreciation expense increased $0.7 million, or 23.6%, to $3.6 million for the three months ended March 31, 2009 compared to $2.9 million for the three months ended March 31, 2008. The increase reflects the increased capital expenditures during the twelve months ended March 31, 2009
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.1 million to $3.7 million for the three months ended March 31, 2009, compared to $3.6 million for the three months ended March 31, 2008. The increase reflects a $0.5 million increase in bad debt expense and a $0.2 million increase in non-cash compensation expense offset by decreases in other general expenses.
     Interest and other income. Interest and other income decreased $0.5 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. The decrease was attributable primarily to a $0.4 million decrease in interest earned on excess cash during the quarter.
     Income tax (benefit) provision. Our income tax benefit was $8.2 million for the three months ended March 31, 2009, compared to a provision of $5.6 million for the three months ended March 31, 2008. Our effective tax rates were 35.7% for the three months ended March 31, 2009 and 36.2% for the three months ended March 31, 2008.
     Net income (loss). For the reasons stated above, we incurred a net loss of $14.8 million for the three months ended March 31, 2009, compared to a net income of $9.9 million for the three months ended March 31, 2008.
Liquidity and Capital Resources
     We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, the borrowing availability under our credit facilities, our cost reduction initiatives, our hedging positions, our planned financing and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted and therefore is available to satisfy our liquidity and capital requirements. If for any reason we would be unable or choose not to borrow under our credit facility, we believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We further believe we could reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein.
March 31, 2009
     Our balance of cash and cash equivalents at March 31, 2009 was $96.2 million, a $26.6 million decrease from the December 31, 2008 balance of $122.8 million. In December 2008, we purchased $40.0 million of commercial paper from a major U.S. bank to mitigate the risk associated with the concentration of our cash balance with a single U.S. bank. The commercial paper carried an interest rate of approximately 0.3% and had various maturity dates through March 16, 2009. As of March 31, 2009, $30.0 million of the original purchase was re-invested in commercial paper of a major finance company with maturities extending to May 14, 2009. In January 2009, we purchased an additional $20.0 million of commercial paper with a second major U.S. bank having similar interest rates but with maturities extending to July 7, 2009. The debt is guaranteed by the Federal Deposit Insurance Corporation through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012. We expect to continue to invest our cash in secured positions.
Cash Flows from Operating Activities
     Our operations used a net $10.1 million in cash for the three months ended March 31, 2009, reflecting the low LME average price of zinc during the period as well as the weakness in the overall economy. These causes also contributed to the decrease in accounts receivable and inventory. In addition, a decrease in finished goods inventory tons reflects our reduced production levels in response to the slowdown in business activity and contributed to further reductions in inventory. We expect to remain at reduced operating levels for the remainder of the year and intend to further reduce our inventory levels.
     Our investment in working capital decreased 15.7% to $135.6 million at March 31, 2009 from $160.9 million at December 31, 2008 reflecting our efforts to more aggressively manage our working capital and conserve cash. The decrease includes a $26.6 million decrease in cash and cash equivalents, a $10.2 million decrease in accounts receivable and a $6.6 million decrease in inventory partially offset by a decrease of $18.0 million in accounts payable and accrued expenses. The decrease in accounts receivable primarily reflects reduced sales volume during the quarter as well as the receipt in January of 2009 of $7.5 million relating to the January settlement of the December 2008 put options. The reduction in inventory reflects decreases of 60.5% and 44.2% in the cost and volume, respectively, of purchased feeds inventory and decreases of 8.4% and 11.3% in the cost and volume, respectively, of finished goods inventory. The cost reduction of the finished goods inventory also reflects a $2.8 million LCM adjustment. We expect to continue to reduce our costs and our working capital to conserve cash for the balance of the year.
     The reduction in our working capital includes an unfavorable, non-cash fair value adjustment of $4.6 million on the zinc put options we purchased in October of 2008 to protect our cash flows from declines in the LME price of zinc. The options settle monthly. We are entitled to receive the amount, if any, by which the option strike price, set at $0.50 per pound, exceeds the average LME price of zinc during the preceding month. During the three months ended March 31, 2009, the average LME zinc price exceeded the strike price, consequently the options settled with no payment due to us.
Cash Flows from Investing Activities
     Cash used in investing activities was $16.4 million for the three months ended March 31, 2009, of which $13.1 million related to the construction of two kilns in South Carolina. The projected completion date of these kilns is currently the first quarter of 2010 but could be deferred depending on market conditions. Although our credit facility imposes certain limits on capital spending, such limits did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash on hand.
     We expect to make capital expenditures of $29.0 million for the balance of the year, the majority of which will be related to the construction of the new kilns in South Carolina. We expect to finance approximately 20% of the remaining cost of the project. We also expect to make payments totaling approximately $5.0 million for the planned acquisition of the EAF dust business of ESOI. See Note L — Subsequent Events, of the consolidated financial statements for a discussion of the acquisition.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements include operating leases and letters of credit. As of March 31, 2009, we had letters of credit outstanding in the amount of $14.6 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by a $35.0 million letter of credit sub-line under the terms of our credit facility.
Available Information
     Our internet website address is www.horsehead.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), will be available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Our website and the information contained or incorporated therein are not intended to be incorporated into this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc for 2009.
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
Interest Rate Risk
     We are subject to interest rate risk in connection with our senior secured credit facilities, which provided for borrowings of up to $75.0 million at March 31, 2009 and bear interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.8 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot assure you that any interest rate swaps we implement will be effective.
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
     In early 2008, we purchased put options for 2009 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2009 sales volume. The cost of these options was approximately $14.2 million. The options were to settle on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $0.90 per pound for the duration of 2009, exceeds the average LME price for zinc during the preceding month. In October of 2008, we sold the put options primarily to reduce our exposure to credit risk with the counter-parties to these options. We subsequently replaced these options with similar options for 2009 having a strike price of $0.50 per pound for the same quantity of tons for a cost of approximately $10.5 million. The options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.
     We are party to contracts for the purchase and delivery of the coal requirements for our power plant in Monaca through 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.
Item 4. Controls and Procedures.
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     There have been no material changes in the risk factors as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 16, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     [None]
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

HORSHEAD HOLDING CORP.
/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

     This report has been signed by the following persons in the capacities indicated on May 11, 2009.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	May 11, 2009

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	May 11, 2009