Form 10-Q
period 2009-06-30
Horsehead Holding Corp
filed 2009-08-10
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant t Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes ☐     No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).
Large accelerated Filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☑
     The number of shares outstanding of the issuer’s common stock as of August 5, 2009 was 35,272,955.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2009 and December 31, 2008
(Amounts in thousands, except per share amounts)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$78,798	$122,768
Accounts receivable, net of allowance of $980 and $750, respectively	23,874	30,446
Inventories	29,752	47,209
Prepaid expenses and other current assets	16,672	15,842
Deferred income taxes	5,253	4,925

Total current assets	154,349	221,190
Property, plant and equipment, net	151,675	136,141
Other assets
Intangible assets net of amortization of $49	11,655	—
Restricted cash	5,925	—
Deferred financing costs, net of amortization of $1,633 and $1,200, respectively	566	999
Deposits and other	148	148

Total other assets	18,294	1,147

Total assets	$324,318	$358,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$63	$62
Accounts payable	18,410	35,285
Accrued expenses	18,017	24,931

Total current liabilities	36,490	60,278
Long-term debt, less current maturities	282	58
Other long-term liabilities	18,222	10,257
Deferred income taxes	1,326	1,326
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 35,272 and 35,253 shares issued and outstanding in 2009 and 2008, respectively	353	352
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	130,747	129,741
Retained earnings	132,359	156,466

Total Horsehead Holding Corp. stockholders’ equity	263,459	286,559
Non-controlling interest	4,539	—

Total stockholders’ equity	267,998	286,559

Total liabilities and stockholders’ equity	$324,318	$358,478

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2009 and 2008
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales of zinc material and other goods	$40,962	$116,676	$73,024	$217,545
EAF dust service fees	6,650	13,847	14,396	27,426

Net sales	47,612	130,523	87,420	244,971
Cost of sales of zinc material and other goods (excluding depreciation)	50,829	96,298	103,737	185,921
Cost of EAF dust services	3,093	3,862	5,580	7,009

Cost of sales (excluding depreciation)	53,922	100,160	109,317	192,930
Depreciation	3,653	2,946	7,213	5,827
Selling, general and administrative expenses	4,043	5,137	7,746	8,782

Total costs and expenses	61,618	108,243	124,276	207,539

Income (loss) from operations	(14,006)	22,280	(36,856)	37,432
Other income (expense)
Interest expense	(607)	(380)	(954)	(729)
Interest and other income	117	491	283	1,149

	(490)	111	(671)	420

Income (loss) before income taxes	(14,496)	22,391	(37,527)	37,852
Income tax provision (benefit)	(5,198)	8,524	(13,420)	14,115

NET INCOME (LOSS)	$(9,298)	$13,867	$(24,107)	$23,737

Earnings (losses) per common share:
Basic	$(0.26)	$0.40	$(0.68)	$0.68
Diluted	$(0.26)	$0.39	$(0.68)	$0.67

Weighted average shares outstanding:
Basic	35,264	35,062	35,259	34,941
Diluted	35,264	35,280	35,259	35,222
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2009
(Unaudited)
(Amounts in thousands)

			Additional		Non-
	Common Stock		Paid-In	Retained	controlling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at January 1, 2009	35,253	$352	$129,741	$156,466	$—	$286,559

Restricted stock vesting	19	1	(1)	—	—	—
Stock compensation expense	—	—	1,064	—	—	1,064
Tax liability of stock vesting	—	—	(57)	—	—	(57)
Net (loss)	—	—	—	(24,107)	—	(24,107)
Investment by non-controlling interest	—	—	—	—	4,539	4,539

Balance at June 30, 2009	35,272	$353	$130,747	$132,359	$4,539	$267,998

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2009 and 2008
(Unaudited)
(Amounts in thousands)

	2009	2008
Cash Flows from Operating Activities:
Net income (loss)	$($24,107)	$23,737
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	7,698	6,160
Deferred income tax (benefit)	(328)	(224)
Losses (gains) on derivative financial instruments	6,106	(15,886)
Non-cash compensation expense	1,064	854
Changes in operating assets and liabilities:
Decrease in accounts receivable	6,572	252
Decrease in inventories	17,457	10,605
(Increase) in prepaid expenses and other current assets	(10,895)	(14,365)
(Increase) in other assets	—	(1)
(Decrease) in accounts payable	(16,875)	(3,285)
(Decrease) increase in accrued expenses net of tax effect of share based compensation	(4,689)	1,150
Increase (decrease) in other long-term liabilities	943	(1,065)

Net cash (used in) provided by operating activities	(17,054)	7,932
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(22,698)	(17,869)
Increase in restricted cash	(5,925)	—
Purchase of intangible assets	(3,000)	—

Net cash (used in) investing activities	(31,623)	(17,869)
Cash Flows from Financing Activities:
Proceeds from exercise of options	—	944
Proceeds from non-controlling interest equity holders	4,539	—
Tax (liability) benefit of share based compensation	(57)	1,835
Proceeds from issuance of loans payable	255	—
Payments on notes payable and long-term debt	(30)	(30)

Net cash provided by financing activities	4,707	2,749

Net (Decrease) In Cash And Cash Equivalents	(43,970)	(7,188)
Cash and cash equivalents at beginning of period	122,768	76,169

Cash and cash equivalents at end of period	$78,798	$68,981

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2009 and for the three and six months ended June 30, 2009 and June 30, 2008, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2009. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. The Company has evaluated the impact of subsequent events on these unaudited consolidated financial statements through the time of filing this Quarterly Report on Form 10-Q. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.
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
NOTE B—RECENTLY ISSUED ACCOUNTING STANDARDS
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will change how the Company references various elements of GAAP when preparing its financial statement disclosures, but will have no impact on the Company’s financial position, results of operations or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments in SFAS 167 center around consolidation of variable interest entities and include: a requirement for an enterprise to perform a analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; a requirement for an enterprise to perform ongoing reassessments of whether it is the primary beneficiary of a variable interest entity and provides guidance for determining whether an entity is a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and for interim periods within the first annual reporting period. The Company is currently evaluating the effects that SFAS 167 may have on its consolidated financial statements.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The impact of adopting SFAS 165 had no effect on the Company’s consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). Among the requirements of SFAS 160 is the presentation of ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective as of January 1, 2009. The provisions of SFAS 160 have been applied to the Company’s consolidated financial statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). Among the principles and requirements of SFAS 141(R) is how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also requires that acquisition costs generally be expensed as incurred. SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
NOTE C—ACQUISITION OF BUSINESS
     In June 2009, the Company purchased the customer contracts related to the electric arc furnace (“EAF”) dust collection business of Envirosafe Services of Ohio Inc. (“ESOI”) for $11,704. As part of the purchase, the Company obtained a standard agreement from ESOI not to compete in the EAF dust collection business for a period of seventeen years. The Company paid $3,000 on the effective date with the balance of the purchase price to be paid in a series of annual fixed and quarterly variable payments through 2025. The purchase price was allocated as follows.

Customer contracts	$10,915
Non-compete agreement	789

Total assets purchased	11,704

Purchase price	$11,704

NOTE D—NEW MARKETS TAX CREDIT PROGRAM FINANCING
     On June 8, 2009, the Company completed a financing arrangement under the New Markets Tax Credit (“NMTC”) program to help fund its expansion project in Barnwell, South Carolina. The arrangement provides $5,925 of NMTC funds to be used for completion of the development of the project site and construction of buildings and other real property. The funds are being held in escrow and will be released upon completion of the aforementioned project site development. The funds are recorded as “Restricted cash” on the consolidated balance sheet of the Company as of June 30, 2009. A portion of the funds are in the form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are entitled to guaranteed payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in “Other long-term liabilities” on the consolidated balance sheet of the Company as of June 30, 2009. The Company incurred $771 in equity issuance costs which were deducted from the equity proceeds, leaving net proceeds of $4,539 as a non-controlling interest in the Company’s Stockholders’ equity section of the consolidated balance sheet as of June 30, 2009. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in “Long-term debt, less current maturities” on the consolidated balance sheet of the Company as of June 30, 2009.
NOTE E—CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consisted of the following at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008

Cash in bank	$38,801	$82,789
Certificates of deposit	20,000	—
Commercial paper	19,997	39,979

	$78,798	$122,768

     The Company’s cash balance is concentrated in one U.S. bank. The Company purchased commercial paper from major U.S. financial institutions to mitigate the risk associated with this level of concentration. The commercial paper carries interest rates ranging from 0.2% to 0.4% and matures at various dates through August 10, 2009. It is guaranteed by the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012.
     The certificates of deposit have four week maturities and have interest rates of approximately 0.75%. They were purchased through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by investing in certificates of deposit in amounts covered by the FDIC. Under the program the depositor invests one amount with a financial institution participating in the CDARS program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC.
NOTE F—INVENTORIES
     Inventories consisted of the following at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Raw materials	$6,616	$15,885
Work-in-process	2,121	4,394
Finished goods	9,413	13,969
Supplies and spare parts	11,602	12,961

	$29,752	$47,209

     Inventories are net of reserves for slow moving inventory of $3,165 and $3,463 at June 30, 2009 and December 31, 2008, respectively. Inventories include a lower of cost or market (“LCM”) adjustment of $8,994 at December 31, 2008. There was no LCM adjustment at June 30, 2009.
NOTE G—PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consists of the following at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Refundable income taxes	$11,804	$—
Prepaid hedge contracts	2,536	12,601
Other	2,332	3,241

	$16,672	$15,842

NOTE H—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Land and land improvements	$8,494	$8,494
Buildings and building improvements	23,395	23,228
Machinery and equipment	117,806	113,444
Construction in progress	53,047	34,878

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	June 30,	December 31,
	2009	2008
	202,742	180,044
Less accumulated depreciation	(51,067)	(43,903)

	$151,675	$136,141

NOTE I—INTANGIBLE ASSETS
     Intangible assets consisted of the following at June 30, 2009 and December 31, 2008.

	June 30,	December 31,
	2009	2008
Customer contracts	$10,915	$—
Non-compete agreement	789	—

	11,704	—
Less accumulated amortization	(49)	—

	$11,655	$—

     The intangible assets are being amortized on a straight-line basis over their useful lives, which are twenty years for the customer contracts and seventeen years for the non-compete agreement. The Company will amortize approximately $296 for the remainder of 2009 and approximately $592 each year thereafter.
NOTE J—NOTES PAYABLE AND LONG-TERM DEBT
     Debt at June 30, 2009 consisted of a note payable to Beaver County Corporation for Economic Development for $90, of which $63 is classified as current and a $255 loan under the NMTC program discussed below and in Note D to these consolidated financial statements. The loan under the NMTC program is an interest only loan with the principal due at the end of the term. The Company had no outstanding balance under its revolving credit facility (“Revolver”) at June 30, 2009 and December 31, 2008.
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
     On June 4 and again on June 30, 2009, the Company amended its financing agreement. The June 4, 2009 amendment enabled the Company to participate in the NMTC program to help fund the Company’s expansion project in Barnwell, South Carolina. It also provided for amendments to certain the terms of the financing agreement, the most significant of which increased the two interest rate margins applicable to amounts outstanding under the Revolver from 2.50% to 4.00% for LIBOR loans and from 0.25% to 3.00% for prime rate loans; increased the fee rate applicable to undrawn letters of credit from 2.50% to 4.00%; established a minimum rate for LIBOR loans equal to 1.75% and increased the unused line of credit fee rate from 0.375% to 0.75%. It also increased the threshold below which the Company would be required to comply with certain financial covenants under the Revolver from net availability for any ten consecutive days of $5,000 to $12,500. Below this threshold, the Company must comply with the consolidated senior leverage ratio, consolidated fixed charge coverage ratio and consolidated EBIDTA maintenance covenants in the financing agreement. The June 30, 2009 amendment primarily reduced the amount of borrowing available to the Company under the Revolver by $30,000, from $75,000 to $45,000 .
     At both June 30, 2009 and December 31, 2008, the Company had $14,560 of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
Company’s two facilities in Pennsylvania. Availability under the Revolver was $28,180 at June 30, 2009 and $35,098 at December 31, 2008. The Revolver is collateralized by substantially all of the assets of the Company’s subsidiaries.
     The Company was in compliance with all covenants under the financing agreement at June 30, 2009.
NOTE K—ACCRUED EXPENSES
     Accrued expenses at June 30, 2009 and December 31, 2008 consisted of the following.

	June 30,	December 31,
	2009	2008
Employee related costs	$5,053	$9,915
EAF dust processing reserve	3,376	1,334
Accrued hedge contracts	27	3,986
Insurance claim liabilities	2,800	2,800
Other	6,761	6,896

	$18,017	$24,931

NOTE L—OTHER LONG-TERM LIABILITIES
     Other long-term liabilities at June 30, 2009 and December 31, 2008 consisted of the following.

	June 30,	December 31,
	2009	2008
Environmental obligations	$2,032	$2,047
Insurance claim liabilities	7,511	6,964
Asset retirement obligations	1,297	1,246
Deferred asset purchase price obligations	7,022	—
Other	360	—

	$18,222	$10,257

     Deferred asset purchase price obligations
     The Company will pay a portion of the purchase price of ESOI’s EAF dust collection business in a series of annual fixed and quarterly variable payments through 2025. The payments have been discounted using rates of approximately 11.8% and 16.0% for the fixed and variable payments, respectively. At June 30, 2009 the net present value of the payments is approximately $8,756, of which $1,734 is recorded as a current liability and $7,022 is recorded as a non-current liability. See Note C to these consolidated financial statements for a further discussion of the purchase.
NOTE M—INCOME TAXES
     The Company’s effective tax rates were 35.9% for the three months ended June 30, 2009, 35.8% for the six months ended June 30, 2009, 38.1% for the three months ended June 30, 2008 and 37.3% for the six months ended June 30, 2008. The provision or benefit for income taxes differs from the tax provision or benefit computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.
     The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2004 through 2008.
NOTE N—STOCK-BASED COMPENSATION

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company resulting from the November 2006 equity offering and stock repurchase more fully described in Note C to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which was filed with the SEC on March 16, 2009. The options may be exercised at any time prior to September 15, 2014. At June 30, 2009, there were 163 options outstanding, each with an exercise price of $1.01 per share and 5.20 years of remaining contractual life. The aggregate intrinsic value at June 30, 2009 of the options outstanding under the 2004 Plan was $1,047.
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
     At June 30, 2009, there were 1,045 options outstanding, each with an exercise price of $13.00 per share and 7.54 years of remaining contractual life. The related compensation expense for the three and six months ended June 30, 2009 was $290 and $627, respectively. For the three and six months ended June 30, 2008, the compensation expense was $338 and $673, respectively. Unrecognized compensation expense as of June 30, 2009 was $3,374. As of June 30, 2009, 418 options were vested and fully exercisable. In the first six months of 2009, 25 options were forfeited.
     In the second and third quarters of 2008, the Company granted a total of 266 restricted stock units at an average grant date fair value of $12.68 per unit. A portion of them vest over a three- to five-year service period. The remainder vest based upon the achievement of certain performance goals over a three-year period. Upon vesting, the underlying stock will be issued for par value. In the first quarter of 2009, the Company granted a total of 318 restricted stock units at a grant date fair value of $4.96 per unit. The units vest over a five year service period. The related compensation expense for the three and six months ended June 30, 2009 was $208 and $437, respectively. For the three months ended June 30, 2008, the compensation expense was $69. Unrecognized compensation expense as of June 30, 2009 was $2,945. The remaining contractual life ranged from 1.75 years to 4.75 years at June 30, 2009.
NOTE O—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company’s business consists principally of the sale of zinc metal and other zinc-based products. As a result, its results of operations are subject to risk of fluctuations in the market price of zinc. While the Company’s finished products are generally priced based on a spread to the price of zinc on the London Metal Exchange (“LME”), its revenues are impacted

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
significantly by changes in the market price of zinc. To reduce its exposure to movements in the price of zinc the Company pursues various hedging strategies as described below.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of June 30, 2009, the fixed portions of these contracts ranged from a monthly average of $0.22 to $0.69 per pound.
     The Company has traditionally sold the lead co-product of its EAF dust recycling operation at varying LME-based lead prices. In order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations will be offset by a corresponding fluctuation in the value of the swap contract. As of June 30, 2009, the fixed portion of these contracts was $1.18 per pound.
     At June 30, 2009, approximately $13,322 of future swap contracts were outstanding all of which settle at various dates up to and including April 30, 2011. The Company received cash of $917 from the settlement of such contracts for the six months ended June 30, 2009. It paid cash of $1,393 from the settlement of the contracts for the six months ended June 30, 2008.
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
     The options settle monthly on an average LME pricing basis. For the three and six months ended June 30, 2009 and the three months ended March 31, 2008, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company. For the three months ended June 30, 2008, the average LME zinc prices were below the strike prices for the contracts, therefore, the Company received $2,267 in cash as the contracts settled.
     The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Gains (losses) included in net sales:
Put options	($1,784)	$13,700	($6,430)	$13,921
Swaps	858	4,462	885	2,839

	($926)	$18,162	($5,545)	$16,760

     The fair value of the swap contracts and put options as of June 30, 2009 and December 31, 2008 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2009	December 31, 2008

Put options and swaps included in Prepaid expenses and other assets	$2,536	$12,601

Swaps included in Accrued expenses	$27	$3,987

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     The fair values of derivative instruments are based upon the Company’s analysis of valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company compares the valuations to ensure that there is an acceptable level of consistency among them. The valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2009 and December 31, 2008, using the mid-point of the closing bid and ask prices on all open positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
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
NOTE P—CONTINGENCIES
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
NOTE Q—EARNINGS PER SHARE
     Basic earnings per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if potentially dilutive common shares had been issued. Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of shares outstanding. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.
     The information used to compute basic and diluted earnings (loss) per share follows:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Basic earnings (loss) per share:
Net income (loss)	$(9,298)	$13,867	$(24,107)	$23,737
Weighted average shares outstanding — basic	35,264	35,062	35,259	34,941
Basic earnings (loss) per share	$(0.26)	$0.40	$(0.68)	$0.68

Diluted earnings (loss) per share:
Net income (loss)	$(9,298)	$13,867	$(24,107)	$23,737
Weighted average shares outstanding — diluted	35,264	35,280	35,259	35,222
Diluted earnings (loss) per share	$(0.26)	$0.39	$(0.68)	$0.67

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	35,264	35,062	35,259	34,941
Effect of dilutive securities:
Options	—	208	—	276
Restricted stock units	—	10	—	5

Weighted average shares outstanding — diluted	35,264	35,280	35,259	35,222

     Options to purchase 1,045 and 1,078 shares at a price of $13.00 per share were outstanding for the period ended June 30, 2009 and June 30, 2008, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Options to purchase 163 shares at a price of $1.01 per share and restricted stock units entitling the holders to receive 469 shares were outstanding for the period ended June 30, 2009 but were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive. Restricted stock units entitling the holders to receive 42 shares were outstanding for the period ended June 30, 2008 but were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive.
NOTE R—COMMITMENTS
The Company has operating leases for equipment and railroad cars which expire at various dates through December 2016. Future minimum lease payments under these noncancelable operating leases as of June 30, 2009 are as follows.
Years Ending December 31,

Amounts
2009	$1,861
2010	3,320
2011	2,668
2012	1,467
2013	1,115
Thereafter	1,477

$11,908

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
Economic Conditions and Outlook
     The deterioration in economic conditions that began in the fourth quarter of 2008 continued at a slower rate through the second quarter of 2009. Our results, particularly in comparison to the first two quarters of fiscal 2008, reflect the negative impact this has had on the markets we serve, in particular the tire and rubber market, the hot-dipped galvanizing market and the EAF dust recycling market. We expect the economy to remain weak in the near term, although in late July we restarted a fifth furnace at our Monaca, Pennsylvania smelter in response to a recent increase in orders at a time when our inventories are low. It is unclear, however, whether we will be able to maintain this level of production for the balance of the year.
Factors Affecting Our Operating Results
     Market Price for Zinc. Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend greatly on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2009, represented approximately 66% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the London Metal Exchange (“LME”). However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 then began a steady decline to $0.47 per pound on December 17, 2008.
     Zinc prices have strengthened in 2009, reflecting not only the announced mine closures and production cuts that began in the fourth quarter of fiscal 2008 and continue into 2009, but also increased investor activity in the zinc markets. The LME average zinc price was $0.53 per pound for the first quarter of 2009 and $0.67 per pound for the second quarter of 2009 for a year to date average of $0.60 per pound.

     Demand for Zinc-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, as well as from the collection and recycling of EAF dust. The decrease in demand for our products and services that began in the fourth quarter of 2008 due to the severe economic slowdown continued into the second quarter of fiscal 2009. Demand for our products increased slightly in the second quarter of fiscal 2009 from the first quarter of fiscal 2009 but is expected to remain at reduced levels in the near term. The decline in steel production that began in 2008 continued through the first quarter of 2009 thereby reducing the amount of EAF dust generated and the demand for our EAF dust recycling services. Steel production increased slightly in the second quarter of fiscal 2009 from the first quarter of fiscal 2009 but remains at reduced levels compared to fiscal 2008. In response, during the first half of fiscal 2009, we operated our recycling operations below capacity. Our production of zinc products for the first half of fiscal 2009 was reduced to an annual rate of 95,000 tons from 137,000 tons for fiscal 2008 due to the reduced demand for our products.
     The table below illustrates historical production and sales volumes and revenues for zinc products and EAF dust:

	Production/EAF Dust Processed				Shipments/EAF Dust Receipts				Revenue/Ton
	Six Months Ended June 30,		Year Ended December31,		Six Months Ended June 30,		Year Ended December31,		Six Months Ended June 30,		Year Ended December31,
	2009	2008	2008	2007	2009	2008	2008	2007	2009	2008	2008	2007
		(Tons, in thousands)				(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	48	74	137	140	56	84	154	153	$1,285	$2,197	$1,932	$3,104
EAF Dust	175	269	519	492	166	284	507	458	$88	$97	$97	$99
     Cost of Sales (excluding depreciation). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first six months of 2009, approximately 15% of our production costs were purchased-feedstock-related, compared to 35% for the first six months of 2008. The reduction reflects in part our efforts to increase the use of EAF dust-based feedstock as well as the significant decline in the LME average zinc price that began in 2008. The remaining 85% of our production costs in the first six months of 2009 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes our conversion cost per ton changes inversely. The decrease in our production volume in 2009 has caused our conversion cost per ton to increase accordingly. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase our purchased feedstock at a discount to the LME price of zinc.
     We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the first quarter of 2009, we recorded an LCM adjustment of $2.8 million. No LCM adjustment was recorded in the second quarter of 2009.
     Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, other administrative expenses, including expenses relating to logistics and information systems and legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in sales volumes and selling prices.
Trends Affecting Our Business
     Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the EAF dust recycling market;

•	increases and decreases in the use of zinc products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by our customers; and

•	our operational efficiency improvement programs.
     We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and has since fallen to an average of $0.60 per pound for the first six months of fiscal 2009. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in order to attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.
     Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca, Pennsylvania power plant uses coal to generate electricity for our operations in that facility. Energy costs, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and have exceeded long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.
     The historically high zinc prices in 2006 through mid-2008 also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as new EAF capacity. The entry or growth of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, in 2008, Steel Dust Recycling began operations at its Waelz kiln facility located in Alabama, and The Heritage Group built an EAF dust processing facility in Arkansas and began operations in 2009.
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
Summary of Critical Accounting Policies and Estimates
     Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2008 included in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2009, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008. Certain of these accounting policies are described below.
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
     We enter into certain financial swap and financial option instruments that are carried at fair value in accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. We measure fair value in accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). We recognize changes in fair value within the consolidated statements of operations as they occur.
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
Impairment
     We review the carrying value of our intangible assets and our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. At June 30, 2009, our market capitalization as indicated by the closing price of our common stock was $262.8 million. Our net book value was $268.0 million. We further examined our assets and found no events that would suggest a potential impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value. Fair value would be measured in accordance with SFAS 157.
Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on our financial position, results of operations or cash flows.
     In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, “Amendments to FASB Interpretation No. 46(R),” (“SFAS 167”). The amendments in SFAS 167 center around consolidation of variable interest entities and include: a requirement for an enterprise to perform a analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; a requirement for an enterprise to perform ongoing reassessments of whether it is the primary beneficiary of a variable interest entity and provides guidance for determining whether an entity is a variable interest entity. SFAS 167 is effective for fiscal years beginning after November 15, 2009, and for interim periods within the first annual reporting period. We are currently evaluating the effects that SFAS 167 may have on our consolidated financial statements.
     In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The impact of adopting SFAS 165 had no effect on our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No.51” (“SFAS 160”). Among the requirements of SFAS 160 is the presentation of ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. SFAS 160 also requires the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income. SFAS 160 is effective as of January 1, 2009. The provisions of SFAS 160 have been applied to our consolidated financial statements.
     In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). Among the principles and requirements of SFAS 141(R) is how the acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree. It also requires that acquisition costs generally be expensed as incurred. SFAS 141(R) is effective prospectively to business combinations for which the acquisition date is on or after January 1, 2009.
Results of Operations
     The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	113.2	76.7	125.0	78.7
Depreciation	7.7	2.3	8.3	2.4
Selling, general and administrative expenses	8.5	3.9	8.8	3.6

Income (loss) from operations	(29.4)	17.1	(42.1)	15.3
Interest expense	1.2	0.3	1.1	0.3
Interest and other income	0.2	0.3	0.3	0.5

Income (loss) before income taxes	(30.4)	17.1	(42.9)	15.5
Income tax provision (benefit)	(10.9)	6.5	(15.3)	5.8

Net income (loss)	(19.5)%	10.6%	(27.6)%	9.7%

     The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2008	2009	Swaps	Total

Fair value December 31, 2007	9,871	—	(757)	9,114
Purchases	—	7,008	—	7,008
Settlements of closed positions	—	—	566	566
Gain (loss) on settlements of closed positions	(3,322)		(182)	(3,504)
Mark to market adjustment on open positions	2,612	932	(1,441)	2,103

Fair value March 31, 2008	9,161	7,940	(1,814)	15,287
Purchases	—	7,208	—	7,208
Settlements of closed positions	(2,267)	—	827	(1,440)
Gain (loss) on settlements of closed positions	736	—	(60)	676
Mark to market adjustment on open positions	5,730	7,233	4,522	17,485

Fair value June 30, 2008	13,360	22,381	3,475	39,216
Purchases	—	—	—	—
Settlements of closed positions	(8,866)	—	175	(8,691)
Gain (loss) on settlements of closed positions	2,601	—	(358)	2,243
Mark to market adjustment on open positions	3,926	11,553	(655)	14,824

Fair value September 30, 2008	11,021	33,934	2,637	47,592
Sales	—	(33,934)	—	(33,934)
Purchases	—	10,472	—	10,472
Settlements of closed positions	(20,806)	—	907	(19,899)
Gain (loss) on settlements of closed positions	9,785		(1,086)	8,699
Mark to market adjustment on open positions	—	(3,626)	(690)	(4,316)

Fair value December 31, 2008	—	6,846	1,768	8,614
Settlements of closed positions	—	—	356	356
Gain (loss) on settlements of closed positions	—	(744)	(256)	(1,000)
Mark to market adjustment on open positions	—	(3,903)	284	(3,619)

Fair value March 31, 2009	—	2,199	2,152	4,351
Settlements of closed positions	—	—	(916)	(916)
Gain (loss) on settlements of closed positions	—	(217)	411	194
Mark to market adjustment on open positions	—	(1,566)	446	(1,120)

Fair value June 30, 2009	$—	$416	$2,093	$2,509

     A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the periods indicated are listed in the table below.

	2007	2008			2009
	Fiscal quarter ended	Fiscal quarter ended			Fiscal quarter ended
Average LME zinc price	December 31	March 31	June 30	December 31	March 31	June 30

Three months ended	$1.19	$1.10	$0.96	$0.54	$0.53	$0.67
Year-to-date	$1.47	$1.10	$1.03	$0.85	$0.53	$0.60
Three Months Ended June 30, 2009 Compared with Three Months Ended June 30, 2008
     Net sales. Net sales decreased $82.9 million, or 63.5%, to $47.6 million for the three months ended June 30, 2009 compared to $130.5 million from the three months ended June 30, 2008. The decrease was a result of a $24.5 million decrease in price realization, due primarily to a lower average LME zinc price for the second quarter of fiscal 2009 versus the second quarter of fiscal 2008, a $37.3 million decrease in sales volume reflecting decreases in shipments across all product lines and a decrease in EAF dust receipts. Our net sales were further decreased by $18.6 million relating to our hedging activity and by a $2.5 million decrease in co-product and miscellaneous sales. The $18.6 million reduction in net sales relating to our hedging positions consisted of an unfavorable non-cash adjustment of $1.9 million for the three months ended June 30, 2009 versus a favorable non-cash adjustment of $16.7 million for the three months ended June 30, 2008. The average premium to the LME on zinc products sold for the three months ended June 30, 2009 versus the three months ended June 30, 2008, declined for both zinc metal and zinc oxide. Zinc product shipments were 28,530 tons for the three months ended June 30, 2009, or 26,031 tons on a zinc contained basis, compared to 43,114 tons, or 38,866 tons on a zinc contained basis, for the three months ended June 30, 2008.
     The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $0.75 per pound for the three months ended June 30, 2009, compared to $1.18 per pound for the three months ended June 30, 2008. The decrease reflects the 30.2% decline in the average LME zinc price for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, which decline was caused by the general economic recession that began in fiscal 2008 and continued into fiscal 2009.
     Net sales of zinc metal decreased $23.1 million, or 50.8%, to $22.3 million for the three months ended June 30, 2009 compared to $45.4 million for the three months ended June 30, 2008. The decrease was attributable primarily to a $10.8 million decrease in price realization and a $12.3 million decrease in sales volume. The decrease in price realization was attributable to both a lower average LME zinc price for the second quarter of fiscal 2009 versus the second quarter of fiscal 2008 and a lower average premium to the LME on zinc products sold for the second quarter of fiscal 2009 versus the second quarter of fiscal 2008. The decrease in shipment volume reflects the weakened demand for our products that began in the fourth quarter of fiscal 2008 and continued throughout the second quarter of fiscal 2009.
     Net sales of zinc oxide decreased $29.4 million, or 64.2%, to $16.4 million for the three months ended June 30, 2009, compared to $45.8 million for the three months ended June 30, 2008. The decrease was attributable to an $18.9 million decrease in sales volume and a $10.5 million decrease in price realization. The volume decrease was caused primarily by decreased shipments to our largest tire customers reflecting the general slowdown in the market that began in fiscal 2008 and continued into 2009. The decrease in price realization reflects the reduction of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. We realized a discount to the LME on sales of zinc oxide in the second quarter of fiscal 2009 versus a premium to the LME in the second quarter of fiscal 2008, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters.
     Net sales of zinc and copper-based powder decreased $2.1 million, or 55.3%, to $1.7 million for the three months ended June 30, 2009 compared to $3.8 million for the three months ended June 30, 2008. The decrease was attributable primarily to decreases in prices and shipment volumes of our copper-based powders.
     Revenues from EAF dust recycling decreased $7.2 million, or 52.0%, to $6.6 million for the three months ended June 30, 2009 compared to $13.8 million for the three months ended June 30, 2008. Decreased volumes caused revenues to decrease by $5.6 million. An 18.5% decrease in price realization on EAF dust recycling fees for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 resulted in a decrease in net sales of $1.5 million. The decrease reflects, in part, the effects of two temporary items. The first is an increase in freight allowances to certain customers for freight diversion charges. These charges were incurred by them in shipping their EAF dust greater distances to our recycling facilities that have not been temporarily idled during the current economic downturn. As the economy improves and we resume operations at our idled facilities, we expect these charges will diminish. The second is related to EAF dust received and processed in April and May of 2009 that generated no revenue. The tons were associated with the purchase of the customer contracts from Envirosafe Services of Ohio, Inc. (“ESOI”) in June 2009. EAF dust receipts for the three months ended June 30, 2009 declined 41.1% to 85,241 tons, compared to 144,614 tons for the three months ended June 30, 2008, reflecting the sharp drop in steel production that began in the fourth quarter of fiscal 2008 and continued into 2009. According to data from the American Iron & Steel Institute, reported steel production for the three months ended June 30, 2009 declined 49.9% from the three months ended June 30, 2008.
     Cost of sales (excluding depreciation). Cost of sales decreased $46.2 million, or 46.2%, to $53.9 million for the three months ended June 30, 2009, compared to $100.1 million for the three months ended June 30, 2008. As a percentage of net sales, cost of sales was 113.2% for the three months ended June 30, 2009, compared to 76.7% for the three months ended June 30, 2008. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. The change in percentage also reflects the effect of decreased production on our cost per ton.
     The cost of zinc material and other products sold decreased $45.5 million, or 47.2%, to $50.8 million for the three months ended June 30, 2009, compared to $96.3 million for the three months ended June 30, 2008. The decrease was primarily the result of a $26.5 million decrease in shipment volume across all major product lines, a $13.8 million decrease in the cost of products shipped and a $5.1 million decrease in recycling and other costs. The decreases reflect lower feed costs and lower conversion costs for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Purchased feed costs were reduced by $20.6 million, reflecting both the lower LME average zinc price as well as the lower cost of purchased feeds we pay expressed as a percentage of the LME. The reduction in our purchased feed costs also reflects a 57.8% reduction in the number of tons of purchased feed consumed and a reduction in the percentage of purchased feed used in our feed mix.
     Our conversion costs were $17.6 million lower in the three months ended June 30, 2009 than in the three months ended June 30, 2008. The reduction reflects a $7.3 million decrease in utility costs, a $3.3 million reduction in labor costs and a $3.7 million reduction in maintenance and supplies costs. These reductions were driven primarily by lower production levels for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 in response to the economic slowdown that accelerated in the fourth quarter of fiscal 2008 and continued into 2009. Although our conversion costs declined, a portion of them do not change proportionally with changes in volume. Therefore our conversion cost per ton has increased as the decline in our production has occurred faster than the decline in our conversion costs.
     The cost of EAF dust services decreased $0.8 million, or 19.9%, to $3.1 million for the three months ended June 30, 2009 compared to $3.9 million for the three months ended June 30, 2008 primarily reflecting a reduced volume of EAF dust received partially offset by an increase in transportation costs.
     Depreciation. Depreciation expense increased $0.7 million, or 24.0%, to $3.6 million for the three months ended June 30, 2009 compared to $2.9 million for the three months ended June 30, 2008. The increase reflects the increased capital expenditures during the twelve months ended June 30, 2009.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million to $4.0 million for the three months ended June 30, 2008, compared to $5.1 million for the three months ended June 30, 2008. The decrease reflects primarily a reduction in labor and benefit costs of $0.7 million resulting from a workforce reduction, a decrease of $0.4 million in legal and professional costs and decreases in other general expenses partially offset by a $0.1 million increase in bad debt expense.
     Interest expense. Interest expense increased $0.2 million to $0.6 million for the three months ended June 30, 2009, compared to $0.4 million for the three months ended June 30, 2008.
     Interest and other income. Interest and other income decreased $0.4 million for the three months ended June 30, 2009. The decrease was attributable primarily to a $0.3 million decrease in interest earned on excess cash during the quarter.
     Income tax (benefit) provision. Our income tax benefit was $(5.2) million for the three months ended June 30, 2009, compared to an income tax provision of $8.5 million for the three months ended June 30, 2008. Our effective tax rates were 35.9% for the three months ended June 30, 2009 and 38.1% for the three months ended June 30, 2008. The decline in the effective tax rates primarily reflects the loss of the Domestic Production Activities Deduction in the current and previous years as a result of the anticipated carryback of the projected net operating loss to be generated in 2009.
     Net income (loss). For the reasons stated above, we incurred a net loss of ($9.3) million for the three months ended June 30, 2009, compared to net income of $13.9 million for the three months ended June 30, 2008.
Six Months Ended June 30, 2009 Compared with Six Months Ended June 30, 2008
     Net sales. Net sales decreased $157.5 million, or 64.3%, to $87.4 million for the six months ended June 30, 2009, compared to $244.9 million from the six months ended June 30, 2008. The decrease was a result of a $55.4 million decrease in price realization, due primarily to a lower average LME zinc price for the first six months of fiscal 2009 versus the first six months of fiscal 2008, a $75.1 million decrease in sales volume reflecting decreases in shipments across all product lines and a decrease in EAF dust receipts. Our net sales were further decreased by $22.0 million relating to our hedging activity and by a $5.0 million decrease in co-product and miscellaneous sales. The $22.0 million reduction in net sales relating to our hedging positions consisted of an unfavorable non-cash adjustment of $6.1 million for the six months ended June 30, 2009 versus a favorable non-cash adjustment of $15.9 million for the six months ended June 30, 2008. The average premium to the LME on zinc products sold for the six months ended June 30, 2009 versus the six months ended June 30, 2008 declined for both zinc metal and zinc oxide. Zinc product shipments were 56,191 tons for the six months ended June 30, 2009, or 51,138 tons on a zinc contained basis, compared to 84,355 tons, or 75,891 tons on a zinc contained basis, for the six months ended June 30, 2008.

     The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $0.71 per pound for the six months ended June 30, 2009, compared to $1.22 per pound for the six months ended June 30, 2008. The decrease reflects the 41.8% decline in the average LME zinc price for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, which decline was caused by the general economic recession that began in fiscal 2008 and continued into fiscal 2009.
     Net sales of zinc metal decreased $52.3 million, or 57.2%, to $39.2 million for the six months ended June 30, 2009, compared to $91.5 million for the six months ended June 30, 2008. The decrease was attributable primarily to a $28.0 million decrease in price realization and a $24.3 million decrease in sales volume. The decrease in price realization was attributable to both a lower average LME zinc price for the first six months of fiscal 2009 versus the first six months of fiscal 2008 and a lower average premium to the LME on zinc products sold for the six months of fiscal 2009 versus the first six months of fiscal 2008. The decrease in shipment volume reflects the weakened demand for our products that began in the fourth quarter of fiscal 2008 and continued throughout the first six months of fiscal 2009.
     Net sales of zinc oxide decreased $60.5 million, or 65.3%, to $32.1 million for the six months ended June 30, 2009, compared to $92.6 million for the six months ended June 30, 2008. The decrease was attributable to a $37.3 million decrease in sales volume and a $23.2 million decrease in price realization. The volume decrease was caused primarily by decreased shipments to our largest tire customers reflecting the general slowdown in the market that began in fiscal 2008 and continued into 2009. The decrease in price realization reflects the reduction of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. We realized a premium to the LME on sales of zinc oxide in the first six months of fiscal 2009 and 2008, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. Net sales of zinc and copper-based powder decreased $4.7 million, or 60.3%, to $3.1 million for the six months ended June 30, 2009, compared to $7.8 million for the six months ended June 30, 2008. The decrease was attributable primarily to decreases in prices and shipment volumes of our copper-based powders.
     Revenues from EAF dust recycling decreased $13.0 million, or 47.5%, to $14.4 million for the six months ended June 30, 2009, compared to $27.4 million for the six months ended June 30, 2008. Decreased volumes caused revenues to decrease by $11.4 million. A 10.1% decrease in price realization on EAF dust recycling fees for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 resulted in a decrease in net sales of $1.6 million. The decrease reflects, in part, the effects of two temporary items. The first is an increase in freight allowances to certain customers for freight diversion charges. These charges were incurred by them in shipping their EAF dust greater distances to our recycling facilities that have not been temporarily idled during the current economic downturn. As the economy improves and we resume operations at our idled facilities, we expect these charges will diminish. The second is related to EAF dust received and processed in April and May of 2009 that generated no revenue. The tons were associated with the purchase of the customer contracts from ESOI in June 2009. EAF dust receipts for the six months ended June 30, 2009 declined 41.6% to 165,644 tons compared to 283,569 tons for the six months ended June 30, 2008, reflecting the sharp drop in steel production that began in the fourth quarter of fiscal 2008 and continued into 2009. According to data from the American Iron & Steel Institute, reported steel production for the six months ended June 30, 2009 declined 50.8% from the six months ended June 30, 2008.
     Cost of sales (excluding depreciation). Cost of sales decreased $83.6 million, or 43.3%, to $109.3 million for the six months ended June 30, 2009, compared to $192.9 million for the six months ended June 30, 2008. As a percentage of net sales, cost of sales was 125.0% for the six months ended June 30, 2009, compared to 78.7% for the six months ended June 30, 2008. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. The change in percentage also reflects the effect of decreased production on our cost per ton.
     The cost of zinc material and other products sold decreased $82.2 million, or 44.2% to $103.7 million for the six months ended June 30, 2009, compared to $185.9 million for the six months ended June 30, 2008. The decrease was primarily the result of a $52.0 million decrease in shipment volume across all major product lines, a $20.1 million decrease in the cost of products shipped and a $10.4 million decrease in recycling and other costs. The decreases reflect lower feed costs and lower conversion costs for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Purchased feed costs were reduced by $43.1 million, reflecting both the lower LME average zinc price as well as the lower cost of purchased feeds we pay expressed as a percentage of the LME. The reduction in our purchased feed costs also reflects a 51.1% reduction in the number of tons of purchased feed consumed and a reduction in the percentage of purchased feed used in our feed mix.

     Our conversion costs were $41.6 million lower in the six months ended June 30, 2009 than in the six months ended June 30, 2008. The reduction reflects a $17.6 million decrease in utility costs, a $9.4 million reduction in labor costs and a $7.9 million reduction in maintenance and supplies costs. These reductions were driven primarily by lower production levels for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 in response to the economic slowdown that accelerated in the fourth quarter of fiscal 2008 and continued into 2009. Although our conversion costs declined, a portion of them do not change proportionally with changes in volume. Therefore our conversion cost per ton has increased as the decline in our production has occurred faster than the decline in our conversion costs.
     The cost of EAF dust services decreased $1.4 million, or 20.4%, to $5.6 million for the six months ended June 30, 2009, compared to $7.0 million for the six months ended June 30, 2008 primarily reflecting a reduced volume of EAF dust received partially offset by an increase in transportation costs.
     Depreciation. Depreciation expense increased $1.4 million, or 23.8%, to $7.2 million for the six months ended June 30, 2009, compared to $5.8 million for the six months ended June 30, 2008. The increase reflects the increased capital expenditures during the twelve months ended June 30, 2009.
     Selling, general and administrative expenses. Selling, general and administrative expenses decreased $1.1 million to $7.7 million for the six months ended June 30, 2009, compared to $8.8 million for the six months ended June 30, 2008. The decrease reflects primarily a reduction in labor and benefit costs of $1.0 million resulting form a workforce reduction, a decrease of $0.5 million in legal and professional costs and decreases in other general expenses partially offset by a $0.6 million increase in bad debt expense.
     Interest expense. Interest expense increased $0.3 million to $1.0 million for the six months ended June 30, 2009, compared to $0.7 million for the six months ended June 30, 2008.
     Interest and other income. Interest and other income decreased $0.9 million for the six months ended June 30, 2009. The decrease was attributable primarily to a $0.7 million decrease in interest earned on excess cash during the first six months of fiscal 2009.
     Income tax (benefit) provision. Our income tax benefit was $(13.4) million for the six months ended June 30, 2009, compared to a provision of $14.1 million for the six months ended June 30, 2008. Our effective tax rates were 35.8% for the six months ended June 30, 2009 and 37.3% for the six months ended June 30, 2008. The decline in the effective tax rates primarily reflects the loss of the Domestic Production Activities Deduction in the current and previous years as a result of the anticipated carryback of the projected net operating loss to be generated in 2009.
     Net income. For the reasons stated above, we incurred a net loss of ($24.1) million for the six months ended June 30, 2009, compared to net income of $23.7 million for the six months ended June 30, 2008.
Liquidity and Capital Resources
     We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, the borrowing availability under our credit facilities, our cost reduction initiatives, our hedging positions, our planned financing and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $5.9 million related to the New Markets Tax Credit (“NMTC”) described below. The portion that is unrestricted is available to satisfy our liquidity and capital requirements. If for any reason we would be unable or choose not to borrow under our credit facility, we believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We further believe we could reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein.
June 30, 2009
     Our balance of cash and cash equivalents at June 30, 2009, excluding the $5.9 million of restricted cash, was $78.8 million, a $44.0 million decrease from the December 31, 2008 balance of $122.8 million. In December 2008, we purchased $40.0 million of commercial paper from a major U.S. bank to mitigate the risk associated with the concentration of our cash balance with a single U.S. bank. In January 2009, we purchased an additional $20.0 million of commercial paper with a second major U.S. bank. The commercial paper carried interest rates ranging from 0.3% to 0.4% and had various maturity dates through July 7, 2009. A portion was reinvested in new commercial paper as it matured. As of June 30, 2009, we held $20.0 million in commercial paper with maturity dates through August 10, 2009 with similar interest rates. The debt is guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012.
     In June 2009, we purchased $20.0 million in certificates of deposit with four week maturities having interest rates of approximately 0.75%. We purchased them through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by conveniently investing in certificates of deposit in amounts covered by the FDIC. Under the program the depositor invests one amount with a financial institution participating in the CDARS program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC. In July 2009, we purchased an additional $10.0 million in certificates of deposit through CDARS having thirteen week maturities and interest rates of approximately 1.10%. We expect to continue to invest our cash in secured positions.
     In June 2009, we purchased the customer contracts related to the electric arc furnace (“EAF”) dust collection business of ESOI for $11.7 million. We expect the cost of the zinc units recovered from the EAF dust under these contracts will be lower than the cost of zinc units we would need to purchase. As part of the purchase, we obtained a standard agreement from ESOI not to compete in the EAF dust collection business for a period of seventeen years. We paid $3.0 million on the effective date with the balance of the purchase price to be paid in a series of annual fixed and quarterly variable payments through 2025. The payments have been discounted using rates of approximately 11.8% and 16.0% for the fixed and variable payments, respectively. At June 30, 2009 the net present value of the payments is approximately $8.8 million, of which $1.7 million is recorded as a current liability and $7.0 million is recorded as a non-current liability. We were required within sixty days from the effective date of the purchase to provide security in the amount of $4.0 million for the fixed payment stream until December 31, 2010 at which time the amount of the security will be reduced to $2.5 million. On July 30, 2009 we paid $4.0 million into an escrow account to satisfy this requirement.
     On June 4, 2009 and again on June 30, 2009 we amended our financing agreement. The June 4, 2009 amendment enables us to participate in the New Markets Tax Credit Program (“NMTC”) to help us fund our expansion project in Barnwell, South Carolina. The June 4, 2009 amendment also increased our borrowing costs and increased the threshold below which we would be required to comply with certain financial covenants under our revolving credit facility (the “Revolver”). The June 30, 2009 amendment primarily reduces the amount of borrowing available to us under the Revolver by $30.0 million, from $75.0 million to $45.0 million. We expect the amendments will increase our borrowing costs by approximately $0.2 million annually. As of June 30, 2009 we had no borrowings outstanding under the Revolver and $14.6 million in letters of credit outstanding. On June 30, 2009 our excess availability was $28.2 million.
     In July 2009, we requested an advance on our Revolver which was not honored by the agent, resulting in the lender being in default under our financing agreement. The default was cured shortly afterward but has created uncertainty around our financing agreement. In the event that our Revolver is unavailable due to similar defaults, we believe that we currently have adequate liquidity based on our expected cash flow and our cash on-hand. We believe we will be able to obtain a new financing agreement with a revolving credit facility, if necessary.
     On June 8, 2009 we completed a financing arrangement under the NMTC program to help us fund our expansion project in Barnwell, South Carolina. The arrangement provides $5.9 million of NMTC funds in the form of equity and loans to be used for completion of development of the site and construction of buildings and other real property. The equity portion may be purchased by us at the end of seven years for a nominal amount. The equity holders are entitled to receive guaranteed annual payments equal to 2% of their investment. The cash underlying the NMTC equity is currently being held in escrow and will be released upon completion of the project site development, which is anticipated to be in the next twelve months. The NMTC program is designed to encourage investment in underserved areas and is part of the Community Renewal Tax Relief Act of 2000.
Cash Flows from Operating Activities
     Our operations used a net $17.1 million in cash for the six months ended June 30, 2009, reflecting the low LME average price of zinc during the period as well as the weakness in the overall economy. These causes also contributed to the decrease in accounts receivable and inventory. In addition, a decrease in finished goods inventory tons reflects our reduced production levels in response to the slowdown in business activity and contributed to further reductions in inventory. We expect to remain at reduced operating levels for the remainder of the year.

     Our investment in working capital decreased 26.8% to $117.9 million at June 30, 2009 from $160.9 million at December 31, 2008 reflecting our efforts to more aggressively manage our working capital and conserve cash. The decrease includes a $44.0 million decrease in cash and cash equivalents, a $6.6 million decrease in accounts receivable and a $17.5 million decrease in inventory partially offset by a decrease of $23.8 million in accounts payable and accrued expenses. The decrease in accounts receivable primarily reflects reduced sales volume during the first six months of fiscal 2009 as well as the receipt in January of 2009 of $7.5 million relating to the January settlement of the December 2008 put options. The reduction in inventory reflects decreases of 77.2% and 61.1% in the cost and volume, respectively, of purchased feeds inventory and decreases of 32.6% and 51.7% in the cost and volume, respectively, of finished goods inventory. We expect to continue to reduce our costs and our working capital to conserve cash for the balance of the year unless demand for our products increases.
     The reduction in our working capital includes an unfavorable, non-cash fair value adjustment of $6.4 million on the zinc put options we purchased in October of 2008 to protect our cash flows from declines in the LME price of zinc. The options settle monthly. We are entitled to receive the amount, if any, by which the option strike price, set at $0.50 per pound, exceeds the average LME price of zinc during the preceding month. During the six months ended June 30, 2009, the average LME zinc price exceeded the strike price, consequently the options settled with no payment due to us.
Cash Flows from Investing Activities
     Cash used in investing activities was $31.6 million for the six months ended June 30, 2009. Capital expenditures included $16.2 million related to the construction of two kilns in South Carolina, an increase of $5.9 million in restricted cash related to the NMTC financing of the development of the South Carolina project site and $3.0 million in expenditures related to the purchase of the EAF dust collection business of ESOI. The projected completion date of the first South Carolina kiln is currently the second quarter of 2010 but could be deferred depending on market conditions. The development of the South Carolina project site is expected to be completed and the restricted cash released within the next twelve months.
     Although our credit facility imposes certain limits on capital spending, such limits did not preclude us from funding any of our currently planned projects. We funded capital expenditures with cash on hand. Our current capital expenditure plan for the balance of the year is $21.0 million, the majority of which will be related to the construction of the new kilns in South Carolina.
Cash Flows from Financing Activities
     Our financing activities for the six months ended June 30, 2009 provided a net $4.7 million in cash, all of which related to the financing of the South Carolina project received through the NMTC program. The financing received totaled $5.9 million and consisted of an equity contribution of $5.6 million, of which $0.3 relates to our commitment to purchase the equity at the end of the NMTC program’s seven year investment period in the project. Additionally, a portion of the $5.9 million in financing consisted of a seven-year $0.3 loan. The commitment is classified as a non-current liability and the note payable is classified as long-term debt on our consolidated balance sheet. We incurred $0.8 million in equity issuance costs which were deducted from the equity proceeds.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements include operating leases and letters of credit. As of June 30, 2009, we had letters of credit outstanding in the amount of $14.6 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit were issued under the $35.0 million letter of credit sub-line under the terms of our credit facility.
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
Interest Rate Risk
     We are subject to interest rate risk in connection with our senior secured credit facilities, which provided for borrowings of up to $45.0 million at June 30, 2009 and bear interest at variable rates. Assuming that our senior secured credit facilities are fully drawn and holding other variables constant and excluding the impact of any hedging arrangements, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.5 million. We may enter into interest rate swaps, involving the exchange of a portion of our floating rate interest obligations for fixed rate interest obligations, to reduce interest rate volatility. However, we cannot provide assurance that any interest rate swaps we implement will be effective.
Commodity Price Risk
     Our business consists principally of the sale of zinc metal and other zinc-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc. Because our finished products are generally priced based on a spread to the price of zinc on the LME, our sales volumes are impacted significantly by changes in the market price of zinc. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.
     In early 2008, we purchased put options for 2009 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2009 sales volume. The cost of these options was approximately $14.2 million. The options were to settle on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $0.90 per pound for the duration of 2009, exceeds the average LME price for zinc during the preceding month. In October of 2008, we sold the put options primarily to reduce our exposure to credit risk with the counter-parties to these options. We subsequently replaced these options with similar options for 2009 having a strike price of $0.50 per pound for the same quantity of tons for a cost of approximately $10.5 million. The fair value of the options is included in “Prepaid expenses and other current assets” in our consolidated financial statements.
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
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting occurred during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
     [None]
Item 3. Defaults Upon Senior Securities.
     [None]
Item 4. Submission of Matters to a Vote of Security Holders.
     Our 2009 annual meeting of stockholders was held on May 14, 2009. Proxies for the meeting were solicited by us pursuant to Regulation 14A under the Exchange Act. At that meeting, two nominees were proposed for election as Class II directors. The two nominees named in the proxy statement for the meeting were elected, having received the number of votes set forth in the table below.

Name	Number of Votes For	Number of Votes Withheld
T. Grant John	30,287,832	1,034,719
Bryan D. Rosenberger	30,282,639	1,039,912
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

HORSEHEAD HOLDING CORP.
/s/ James M. Hensler
By: James M. Hensler
Its: President and Chief Executive Officer

     This report has been signed by the following persons in the capacities indicated on August 10, 2009.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	August 10, 2009

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	August 10, 2009