Form 10-K
period 2009-12-31
Horsehead Holding Corp
filed 2010-03-16
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $263 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of as of March 10, 2010 was 43,334,955

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2010 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than March 26, 2010 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 30, 2010, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part I, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-related products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment or power failures; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with future acquisitions, joint ventures or asset dispositions.

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

Horsehead Holding Corp. is the parent company of Horsehead Corporation, a leading U.S. producer of specialty zinc and zinc-based products and a leading recycler of electric arc furnace dust (“Horsehead”), and The International Metals Reclamation Company, a leading recycler of nickel-bearing wastes and nickel-cadmium (“Ni-Cd”) batteries in North America (“INMETCO”) that we acquired on December 31, 2009. We have production and/or recycling operations at seven facilities in five states with a new facility currently under construction. We also own and operate on our premises a 110 megawatt coal-fired power plant that provides us with a cost-competitive source of electricity and allows us to sell approximately one-fifth of its capacity. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe that we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal, a grade of zinc containing a minimum of 98.5% zinc, in North America. We believe we are also the largest North American recycler of electric arc furnace (“EAF”) dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. As a result of the INMETCO acquisition, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. As a result of the acquisition of INMETCO, we now operate as two business segments.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products using 100% recycled zinc, including zinc recovered from our three EAF dust recycling operations located in three states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our three EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2008, we began construction of a new EAF dust processing facility located in South Carolina, which is scheduled to commence operations in 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

During 2009, we sold approximately 236.5 million pounds of zinc products, generally priced at amounts based on premiums to zinc prices on the London Metals Exchange (“LME”). For the year ended December 31, 2009, we generated sales and incurred a net loss of $216.5 million and $27.5 million, respectively.

Competitive Strengths

Leading Market Positions and Strategically Located Recycling Facilities

We believe that we are the largest refiner of zinc oxide and PW zinc metal in North America, based on volume, and that as a result of the INMETCO acquisition we are a leading recycler of nickel-bearing waste material generated by the stainless and specialty steel industry and a leading recycler of nickel-bearing batteries. We also believe that we are the largest North American recycler of EAF dust and that we currently recycle more than half of all EAF dust generated in the United States. In addition, our four company-owned EAF dust recycling facilities are strategically located near major EAF operators, reducing transportation costs and enhancing our ability to compete effectively with other means of EAF dust disposal. We believe that the location of our facilities, together with our competitive cost position, extensive zinc distribution network and proprietary market knowledge, will enable us to maintain our leading market positions and continue to capture market share in zinc products, zinc recycling and nickel-bearing waste recycling.

Strong Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We also sell zinc oxide to over 200 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to nine of our current ten largest zinc oxide customers for over ten years, and we believe that we are the sole or primary supplier of zinc to most of our customers. In addition, the U.S. Environmental Protection Agency (“EPA”) has designated our recycling processes as “Best Demonstrated Available Technology” in the area of high-temperature metals recovery related to the processing of EAF dust from both carbon steel mini-mill and stainless steel producers. We are the largest recycler of EAF dust in the U.S., and we now recycle EAF dust for nine of North America’s ten largest carbon steel EAF operators and North America’s three largest stainless steel producers, based on 2009 production volume. We are working to expand our recycling capacity further in order to better service these and other customers. In addition, INMETCO provides environmental services to over 200 customers that generate nickel- containing waste products such as filter cake, spent pickle liquor, grinding swarf and mill scale. INMETCO also collects and recycles batteries from The Rechargeable Battery Recycling Corporation, founded in 1994 by five major rechargeable battery makers, as well as through its own collection programs.

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

Proven, Proprietary Technology with Flexible Processes

Since our recycling processes convert EAF dust and other wastes into saleable products, our customers generally face less exposure to environmental liabilities from EAF dust, which the EPA classifies as a listed hazardous waste, than if they disposed of their EAF dust in landfills. In addition, we believe our zinc smelter and refinery in Monaca, Pennsylvania is unique in its ability to refine zinc using almost any form of zinc-bearing feedstock. This flexibility allows us to modify our feedstock mix based on cost and availability, as well as to use 100% recycled zinc feedstock, whether purchased from third parties at a discount to the LME zinc price or generated by our EAF dust recycling operations. We believe that INMETCO’s recycling process is a successful technology for the recycling of a broad range of nickel-bearing waste products. INMETCO has successfully licensed this technology in the past.

Strong, Experienced Management Team

Our eight-member senior management team collectively has over 200 years of experience in zinc- and metal-related industries. James M. Hensler, our Chief Executive Officer, joined us in early 2004 and has since established a culture of continuous improvement in safety and operational excellence, which has led to significant cost reductions, productivity improvements and growth.

Business Strategy

Continue to Focus on Production Efficiencies and Operating Cost Reductions

We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, streamlining our organizational structure and implementing “Six Sigma” (a business process improvement methodology) initiatives, and we intend to continue to focus on these and similar initiatives in the future. As part of our “Six Sigma” initiatives, we made a series of operating improvements at certain facilities. For example, at our Calumet plant we have reduced the amount of non-zinc materials fed to our smelter, thereby reducing operating costs by approximately $1.4 million on an annual basis without significant capital expenditures. At our Monaca facility we implemented the use of larger coke in our furnaces in 2007 resulting in savings in excess of $1.5 million. Finally, in response to a recent significant decrease in demand for zinc metals resulting from the current economic downturn, we have taken aggressive steps to reduce our operating costs, including the shutdown of our smallest, highest cost recycling facility in Beaumont, Texas, reductions in the price paid for purchased feedstock as a percentage of the LME price, a reduction of our salaried and temporary workforce and a cost-saving revision to our construction strategy for our new South Carolina facility. In 2009, we idled our Bartlesville, Oklahoma hydrometallurgical facility and began outsourcing the processing of the lead-bearing material at reduced costs. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the economic downturn and the accompanying decrease in demand.

Expand EAF Dust Recycling Capacity

We estimate that in 2007 approximately one-third of the carbon steel EAF dust generated per year was deposited in landfills in the United States, including by existing customers. Since then, new EAF steel plant projects have come online, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has doubled in the last ten years and is expected to account for over 70% of U.S. steel produced by 2017, according to the Steel Manufacturers Association. Steel mini-mill operators have increasingly relied on recyclers rather than landfills to manage this increased output. In order to grow our EAF dust recycling business, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early January 2008 at our facility in Rockwood, Tennessee. We are also building a greenfield facility in Barnwell, South Carolina that will further increase our recycling capacity by an additional 180,000 tons per year. We entered into a long term contract with a major U.S. steel mini-mill producer to process all of the EAF dust generated at its facilities located near our new plant. In 2009, we acquired the EAF dust contracts held by Envirosafe Services of Ohio, Inc (“ESOI”), a leading landfill disposer of EAF dust. In addition to generating additional service fees, we expect that our new kilns will provide us with additional low-cost recycled zinc that we can use in our own smelting process or that we can sell as feed to other zinc smelters. We expect to start the first kiln at the new facility during the second quarter of 2010. The starting date of the second kiln will be dictated by market conditions. We estimate that with the increased recycling capacity, less than 10% of the EAF dust generated is now deposited in landfills.

Diversify and Expand Environmental Services Business

Our core strengths relate to our proven ability to manage hazardous and non-hazardous wastes generated by industrial processes and our experience and capabilities to recover valuable metals from these waste streams. We expect to expand our environmental services business into a broader range of metal-bearing wastes. The acquisition of INMETCO is an example of this diversification and we believe that INMETCO will be a platform for further growth. We expect to continue to pursue capital investment and acquisition opportunities in this area and believe this will reduce our exposure to changes in zinc prices.

Continue to Reduce Exposure to Commodity Price Fluctuations

We sourced approximately 65% of our zinc feedstock in 2009 from our EAF dust recycling operations, which feedstock is not significantly impacted by changes in LME zinc prices. We will continue to evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment, hedging transaction costs and the extent to which we are able to increase the percentage of zinc we acquire from our recycling operations. We hedged approximately 60% of our expected production of zinc in 2008 and 2009 through the purchase of put options whereby we would receive a minimum price per pound for the quantity hedged. We paid a total of $27.5 million for the options and received $31.9 million in cash as the 2008 options settled. In October 2008, we sold the 2009 put options for $64.5 million, resulting in a $50.3 million gain. We replaced the 2009 options with similar options having a strike price of $0.50 per pound for a cost of $10.5 million. In 2009, we purchased put options for approximately 80% of our expected production of zinc in 2010 having a strike price of $0.65 per pound. The remainder of our zinc feedstock costs are derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price. We have also entered into forward contracts for the purchase of coal for a fixed price through the end of 2010. We believe that locking in a price for coal, which comprised approximately 27% of our energy costs in 2009, will stabilize our production costs and reduce the risk of coal supply interruptions.

Pursue New Markets, Applications and Acquisition Opportunities

We intend to continue to leverage our technical expertise, culture of innovation and close customer relationships in order to identify and pursue new markets and applications for our products. For example, we are currently testing new, higher-margin applications for iron-rich material, a co-product of EAF dust recycling, such as its potential uses as a low-cost feed for iron and steel production, its use as a passive water-treatment medium at coal mining sites that have acidic mine drainage and as a daily cover or base material for municipal landfills to reduce ground water contamination. We are also evaluating new markets for our zinc powder, and we expect that our expanded EAF dust recycling capacity will allow us to enter new markets for the sale of crude zinc oxide (“CZO”) to other zinc smelters in the U.S. and internationally. In addition, we believe the INMETCO acquisition provides new potential platforms for growth, including increasing capacity of the existing facility, growing our share of the battery recycling market, recycling other industrial wastes to recover metals in addition to nickel and enabling us to expand internationally. We also intend to continue to identify and explore strategic acquisition opportunities.

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

In June 2009, we acquired the EAF dust collection business of ESOI, the largest land-filler in our market. As part of this acquisition, we purchased their EAF dust contracts, one of which was for 10 years with a major Midwestern producer. We did not acquire their landfill or landfill operations.

In September 2009, we completed an underwritten public offering of 8,050,000 shares of common stock at $10.50 per share.

On December 31, 2009, we acquired INMETCO.

Operations

Our zinc recycling facilities recycle EAF dust into CZO, and zinc calcine, which we then use as raw material feedstocks in the production of zinc metal and value-added zinc products. Our INMETCO facility recycles a broad range of nickel-bearing wastes into a remelt alloy product used in the production of stainless steel. Our recycling and production operations form a complete recycling loop, from recycled metals to finished zinc or nickel-bearing products. We believe we are the only zinc producer in the U.S. that uses recycled materials for substantially all of its zinc feedstocks.

Horsehead

Operations

Horsehead operates three hazardous waste recycling facilities for the recovery of zinc from EAF dust and is building a fourth. Our recycling process has been designated by the EPA as a “Best Demonstrated Available Technology” for the processing of EAF dust. Our recycling facilities are strategically located near sources of EAF dust production. These facilities recover zinc from EAF dust generated primarily by carbon steel mini-mill manufacturers during the melting of steel scrap, as well as from other waste material. We extract zinc from EAF dust, and recycle the other components of EAF dust into non-hazardous materials, using our proprietary “Waelz Kiln” process at our Palmerton, Rockwood and Calumet facilities.

Our Waelz Kiln recycling process blends, conditions, adds carbon and pelletizes EAF dust, feeding it then into the kiln itself, a refractory-lined tube that is approximately 160 feet in length and 12 feet in diameter. During the passage through the kiln, the material is heated under reducing conditions at temperatures exceeding 1,100 degrees Celsius, thereby volatilizing the nonferrous metals, including zinc. The resulting volatized gas stream is oxidized and collected as CZO, which has a zinc content of between 55% and 65%. In addition, we produce iron-rich material that we sell for use as an aggregate in asphalt and as an iron source in cement.

The majority of the CZO generated is shipped to our Palmerton facility, where it is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further upgraded to approximately 65% to 70% and collected as zinc calcine in granular form for shipment to our Monaca facility or sale to other zinc refineries around the world. The metal concentrate product from the calcining process is shipped to a third-party processor for final metals recovery. We have added a washing facility to remove chlorine at our smelting facility to allow us to ship an increasing amount of CZO directly as a feed to our Monaca, Pennsylvania, facility.

In order to expand our EAF dust recycling capacity, we brought an 80,000 ton per year kiln online at our Rockwood, Tennessee facility in January 2008 at a cost of approximately $33 million. This new kiln provides approximately 14,500 tons of additional zinc that we use either directly in our own smelting process or sell as feed to other zinc smelters. We are currently building a new kiln facility with capacity of approximately 180,000 tons per year in Barnwell, South Carolina with an expected total cost of approximately $65 million. We expect to start the first kiln at the new facility during the second quarter of 2010 and expect to be in a position to start the second kiln later in the year as market conditions dictate.

Production

Our 175,000 tons-per-year capacity electrothermic zinc smelter and refinery in Monaca produces zinc metal and value-added zinc products (e.g., zinc oxide) using a wide range of feedstocks, including zinc generated by our recycling operations, zinc secondary material from galvanizers and other users of zinc. This uniquely flexible electrothermic smelter and refinery in Monaca provides a substantial competitive advantage both in raw material costs (where it is able to use a wide range of zinc-bearing feedstocks) and in finished products (where, together with our refining operations, it can produce a wide range of zinc metal and value-added zinc products). As a result of reduced demand for our zinc products resulting from the economic downturn, we operated our smelting and refinery facility at less than capacity in 2009, producing 106,000 tons of zinc.

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

The Monaca facility operates on a 24-hours-per-day, 365-days-per-year basis to maximize efficiency and output. EAF-sourced calcine and other purchased secondary zinc materials are processed through a sintering operation. The sintering process converts this combined zinc feedstock into a uniform, hard, porous material suitable for the electrothermic furnaces. Monaca’s seven electrothermic furnaces are the key to Monaca’s production flexibility. Sintered feedstock and metallic zinc secondary materials are mixed with metallurgical coke and fed directly into the top of the furnaces. Metallic zinc vapor is drawn from the furnaces into a vacuum condenser, which is then tapped to produce molten zinc metal. This metal is then either cast as slab zinc metal, or conveyed directly to the zinc refinery in liquid form. This integrated facility reduces costs by eliminating the need to cast and then remelt the zinc to refinery feed.

At the refinery, the molten zinc is directly fed through distillation columns to produce an ultra-high-purity zinc vapor that is condensed into “thermally refined” special special high grade (“SSHG’) zinc metal or processed through a combustion chamber into zinc oxide. The condensed metal is either sold or sent for further conversion into zinc powder.

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

Products and Services

We offer a wide variety of zinc products and services. In 2009, we sold approximately 118,000 tons of zinc products. The following are our primary zinc products:

Zinc Metal

Our primary zinc metal product is PW zinc metal, which we sell to the hot-dip galvanizing and brass industries. We also produce SSHG zinc metal, which is used as feed for the manufacture of high-purity zinc powder and zinc alloys. SSHG zinc metal is an ultra pure grade of zinc exceeding the American Society for Testing and Materials standard for special high-grade zinc. Our zinc metal is recognized within the galvanizing industry for its consistent quality and appearance. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry, who use our zinc metal to provide a protective coating to a myriad of fabricated products, from pipe and guard rails to heat exchangers and telecommunications towers. We also sell PW zinc metal for use in the production of brass, a zinc/copper alloy. We believe that our operational standards and proximity to customers allow us to deliver higher-quality metal than many of our competitors. To accommodate various customer handling needs, our zinc metal is sold in numerous forms, from 55-pound slabs to 2,500-pound ingots.

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

EAF Dust Recycling

We created the market for EAF dust recycling for carbon steel mini-mill producers with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. To date, we have recycled over 8.0 million tons of EAF dust (equivalent to 1.6 million tons of zinc), representing the dust generated in the production of over 500 million tons of steel. We believe the recycling and conversion of EAF dust reduces the steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill.

In 2009, we recycled 411,000 tons of EAF dust compared to 518,000 tons in 2008. This reduction in processing was the result of lower steel production during a softer economy. As a result, we operated our recycling facilities at reduced levels for the majority of the year. We ended the year with all of our recycling facilities operating at full capacity. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We currently are constructing a new kiln facility in South Carolina, adding additional EAF dust processing capacity. We expect to start the first kiln at the new facility during the second quarter of 2010 and expect to be in a position to start the second kiln later in the year as market conditions dictate.

In June 2009, we acquired the EAF dust collection business of ESOI, the largest land-filler in our market. As part of this acquisition we purchased its EAF dust contracts, one of which was a ten year contract with a major Midwestern producer, and entered into a non-compete agreement for a 17 year period.

CZO and Calcine Sales

In response to the strong demand for zinc-bearing feed materials and attractive pricing, we began selling CZO generated in our Waelz Kilns to other zinc smelters in 2007. We plan to expand sales of this product over time.

Zinc Powder and Copper-Based Powders

Our zinc powder is sold for use in a variety of chemical, metallurgical and battery applications as well as for use in corrosion-resistant coating applications. Zinc powder is manufactured by the atomization of molten zinc.

We manufacture three basic lines of powders at our Palmerton facility:

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

Horsehead’s sales and marketing staff consists of the following:

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

Customers

Most of the zinc metal we produce is purchased by galvanizers and brass producers. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We sell zinc metal to a broad group of approximately 100 hot-dip galvanizers. In many cases, these customers are also suppliers of secondary materials (including zinc remnants of steel galvanizing processes) to us.

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

Raw Material

In 2009, approximately 65% of the raw material used in the Monaca facility was sourced through our EAF dust recycling operations. The remaining 35% of the raw material was comprised of zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including top drosses, bottom drosses and skimmings that we purchase primarily from several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the dross and skims from the galvanizing industry, we purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials are acquired from our own customers. We also buy CZO from one of the other U.S. based EAF dust recyclers. In addition, we also have long standing relationships with zinc brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc feedstock.

Power Plant and Fuels

We rely on a combination of purchased and internally-generated electricity for our operations. We generate substantially all of our electricity requirements for Monaca at our on-site power plant, using Powder River Basin (“PRB”) coal as our principal input. Sales of excess power capacity from this power plant have also historically provided a reliable source of revenue. In addition to the electricity used by our Monaca facility, we use a combination of coke and natural gas in our smelting and refining processes. Our recycling facilities use a combination of coke, electricity and natural gas. In 2009, we purchased the majority of our energy under supply contracts, although we also engage in spot purchases. We purchase all of our coal requirements pursuant to a supply agreement that carries fixed prices through 2010.

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

Competition

We believe that we are a unique business, having no direct competitor that recycles similar secondary materials into zinc products in North America. Our primary competitors in the zinc oxide segment include U.S. Zinc Corporation (“US Zinc”), a wholly-owned subsidiary of Votorantim Metals, Ltda., and Zochem, a wholly-owned subsidiary of Hudson Bay Mining and Smelting Co. Limited, which is an integrated zinc mining company. US Zinc, located in the middle-southern states of the U.S., is also a zinc recycler. US Zinc is our primary competitor but lacks our integrated processing and smelting capabilities. Zochem’s product is sourced through the Canadian operations of Hudson Bay Mining and Smelting Co. Limited.

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

We compete for EAF dust management contracts primarily with the two other domestic recyclers of EAF dust, and to a lesser extent with landfill operators. The domestic recyclers are Steel Dust Recycling, and an EAF dust processing facility built by The Heritage Group. Steel Dust Recycling commenced operations during the second quarter of 2008 and was subsequently purchased in October 2009 by Zinc Nacional, a Mexico-based recycler. The Heritage Group built an EAF dust processing facility in Arkansas and began operations in 2009. We expect to see new entrants to once again explore opportunities in this area when zinc prices are attractive. Our proven reliability, expanded processing capacity and customer service have helped us maintain long-standing customer relationships. Many of our EAF dust customers have been under contract with us since our predecessor began recycling EAF dust in the 1980s. In June of 2009, we acquired the EAF dust collection contracts of ESOI.

ZincOx Resources plc acquired Big River Zinc Corporation with the stated intention of producing zinc metal from recycled EAF dust sourced from the U.S. (Envirosafe) and Turkey, with initial estimated smelting output from EAF dust of 90,000 tons. They announced the groundbreaking for their recycling plant in Ohio in June, 2008; however, no construction activity was evident at the end of 2009.

INMETCO

Recycling Operations for Nickel-bearing Waste

INMETCO operates a high temperature metals recovery facility, which utilizes a combination rotary hearth furnace and electric arc smelting furnace to recover nickel, chromium, and iron (along with smaller amounts of other metals) from a variety of metal-bearing waste materials, generated primarily by the specialty steel industry. INMETCO’s main product is a nickel-chromium-iron (“Ni-Cr-Fe”) remelt alloy ingot that is used as a feedstock to produce stainless and specialty steels. INMETCO also recycles nickel-cadmium batteries, producing a cadmium metal product that is reused in the production of nickel-cadmium batteries.

The INMETCO process for treating Ni-Cr-Fe metals waste comprises feed preparation, blending and pelletizing; thermal reduction; and smelting and casting.

The first portion of the process consists of material preparation, storage, blending, feeding and pelletizing. INMETCO receives the various wastes and pretreats them when necessary to ensure a uniform size of the raw material. These materials, as well as flue dust and carbon are pelletized. Pellets are transferred to the Rotary Hearth Furnace (“RHF”) for the reduction of some oxidized metal to its metallic form. Reduced pellets are fed to the EAF for production of Ni-Cr-Fe remelt alloy. Slag discharged from the EAF is processed and sold primarily as road aggregate.

Cadmium Recovery

The cadmium recovery process was added to the INMETCO facility in 1995, with production commencing in 1996. This process is operated under a licensing agreement with Saft AB. This process involves the separation of the metal components of Ni-Cd batteries. The cadmium recovery process involves a basic thermal operation where cadmium or cadmium oxide is processed into high purity cadmium metal. The cadmium metal is sold primarily back into the Ni-Cd battery industry.

The Flow of Operations chart below describes the INMETCO operations, beginning with the input of raw materials, continuing through the production processes and indentifying finished products.

Products and Services

INMETCO provides recycling services to its customers under two types of fee arrangements: toll processing arrangements and environmental services arrangements.

Tolling Services

Under the tolling arrangement, INMETCO charges a processing fee per ton of waste received and returns a remelt alloy product based on the waste’s metal content and INMETCO’s historical metal recovery factors for similar waste products. INMETCO serves almost all of the major austenitic stainless steel manufacturers in the United States in its tolling segment. We believe INMETCO is the only recycler of stainless steel wastes in North America and that INMETCO’s customers rely on its services to promote sustainable business practices, to avoid potential environmental liabilities associated with disposing of hazardous wastes at landfills and to take advantage of the return of valuable metals from their metal-bearing waste products. Most of INMETCO’s tolling customers have signed long-term, exclusive contracts, under which INMETCO processes their metal-bearing wastes (i.e., flue dust, mill scale, grinding swarf and pickling filter cakes). INMETCO receives four main nickel-containing waste materials from the specialty steel industry which support the “tolling” segment of the business. These are: flue dust, mill scale, grinding swarf and pickling filter cakes from spent pickling solution. These waste materials are received either in a dry form or a wet form containing oil and/or water. Furnace baghouse dust or flue dust is generated during the melting and refining steps in the manufacture of stainless steel.

Environmental Services

Under the environmental service fee arrangement, INMETCO acquires waste materials and processes those materials with no obligation to return any product to the customer. Depending on the state of the metals markets, INMETCO either charges a fee or pays to acquire environmental services materials. These materials include batteries and specialty steel industry wastes. Batteries include nickel-cadmium, nickel-metal hydride, sodium-nickel-chloride and various other nickel-based batteries. INMETCO also processes limited quantities of household alkaline, zinc-carbon, and lithium batteries. Additionally, lithium-ion and lead-acid batteries are sent to third-party recyclers for processing. Specialty steel industry wastes include flue dust, mill scale, grinding swarf and pickling filter cake along with a wide variety of other nickel-bearing wastes. Revenues are derived from these materials through the sale of remelt alloy product and cadmium product, as well as scrap sales and brokerage activities.

Remelt Alloy

INMETCO sells its remelt alloy product, produced from waste accepted as an environmental service, back to the stainless steel industry. The sale of remelt alloy product is based on the metals market prices, so the amount of INMETCO’s revenues and profits are subject to prevailing metal prices.

In addition to the production of the remelt alloy in 30-pound ingot size, INMETCO also produces a larger 1000-pound ingot on request.

Cadmium

INMETCO produces its cadmium metal in the form of shot or ingots to a specification of at least 99.95% purity. INMETCO also produces a portion of its product to a 99.99% grade. These products are sold on a global basis under the “CADMET” trademark.

Sales and Marketing

INMETCO’s marketing team consists of a sales manager and two inside sales assistants. The marketing team provides in-house INMETCO seminars in which current applicable regulations regarding storage and treatment of wastes, manifesting and transporting wastes and the recycling process are discussed. These seminars conclude with a tour of the INMETCO facility. INMETCO has also been active in exhibiting or presenting papers at outside seminars and trade shows to promote the capabilities of the business segment. The marketing team supplements these activities with advertisements in applicable industry publications, as well as on the Internet.

Customers

While INMETCO has over 450 customers in total, approximately 89% of its sales are made to its top three customers. INMETCO has had a long-term relationship with each of its major customers. Its top three customers have been customers since INMETCO commenced operations in the late 1970’s.

Intellectual Property

The INMETCO process enables the business to treat and reclaim Ni-Cr-Fe bearing hazardous and non-hazardous materials in a low cost, environmentally safe manner. The INMETCO process is recognized by the EPA as the “Best Demonstrated Available Technology” for the treatment of steelmaking dust (i.e., low zinc KO61, KO62 and F006 designated hazardous waste). The INMETCO process has also been recognized by the EPA as the Best Demonstrated Available Technology for the treatment of cadmium-containing batteries.

Competition

We believe that our recycling facilities provide an environmentally favorable alternative for disposing of hazardous waste. Since 1978, INMETCO has provided a recycling alternative for a wide variety of hazardous waste products produced by the specialty steel industry, including steelmaking dust, mill scale and grinding swarf. Stainless steel producers are faced with the same dust disposal problems as carbon steel producers. However, the process requirements and economics of stainless steelmaking dust processing are different, since the cost of treating the dust may be substantially offset by the recovery of valuable metals such as nickel, chromium and iron, which are recycled and returned to the specialty steel industry under toll arrangements.

In the metal processing industry, the most commonly used techniques for managing and disposing of hazardous waste are land disposal facilities and recycling facilities such as those of INMETCO. We believe the INMETCO process offers three key advantages over landfill: (1) it is a preferred solution from an environmental and product stewardship perspective, (2) it offers potential cost advantages through the return of valuable metals, and (3) it avoids exposure to long-term contingent liabilities associated with sending waste to landfill facilities. Accordingly, we expect the INMETCO process to continue to remain the alternative of choice for the specialty steel industry. We believe INMETCO is the largest recycler of nickel-bearing hazardous waste in the North America.

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality, solid and hazardous waste handling and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), the Clean Water Act, and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the Federal Energy Regulatory Commission (“FERC”), the Surface Transportation Board, and the Department of Transportation. We believe that we are in material compliance with the applicable laws and regulations, including environmental laws and regulations governing our ongoing operations and that we have obtained or timely applied for all material permits and approvals necessary for the operation of our business.

Horsehead’s process modifications resulted in operations fully utilizing recycled feedstocks. The use of recycled zinc feedstocks preserves natural resources, precluding the need for mining and land reclamation, and thereby operating consistent with the principles of sustainable development. Our recycling services avoid the potential environmental impacts that are associated with the landfilling of hazardous wastes. EAF dust itself is a listed hazardous waste created during melting of steel scrap in electric arc furnaces by the steel mini-mill industry. Our recycling process has been designated by the EPA as “Best Demonstrated Available Technology” for the recycling of EAF dust.

We hold RCRA permits at our Ellwood City, Palmerton and Bartlesville locations. We have irrevocable letters of credit in place to satisfy RCRA financial assurance requirements with respect to closure and post-closure care at our Ellwood City and Palmerton facilities and similar state level requirements for a residual-waste landfill at our Monaca facility. Bartlesville was formerly a primary zinc processing facility operated by us and our predecessor. The former facilities were closed under a RCRA agreement with the State of Oklahoma, which was completed in 2003. Those facilities are currently in post-closure care. Financial assurance at Bartlesville is met by the three parties responsible for post-closure care meeting the financial assurance test in the Oklahoma regulations.

Our Palmerton property is part of a CERCLA site that was added to the National Priorities List in 1983. When the Palmerton assets were purchased out of bankruptcy in December 2003, we acquired only those assets, including real property, needed to support the ongoing recycling and metal powders businesses at that location, resulting in our holding approximately 100 acres of the approximately 1,600 acres owned by HII. The successor in interest to previous owners has contractually assumed responsibility for historic site contamination and associated remediation, and has indemnified us against any liabilities related to the property, including Natural Resource Damages. Exceptions to this indemnity include our obligations under the 1995 consent decree described below, non-Superfund RCRA obligations and environmental liabilities resulting from our ongoing operations.

We inherited certain of HII’s environmental liabilities related to our Palmerton operations in the form of a 1995 Consent Decree between HII, the EPA and the Pennsylvania Department of Environmental Protection (“PADEP”). Our obligations pursuant to this consent decree included construction of a storage building for calcine kiln feed materials and the removal of historic accumulations of lead concentrate from three buildings. These obligations are currently being managed to the satisfaction of the regulatory agencies and are reserved for on our balance sheet. Removal of historic accumulations of lead concentrate was completed in 2008.

During 2009, our Ellwood City facility completed installation of a new baghouse complex to control air emissions from its RHF, which were previously controlled by a wet scrubber system. The RHF baghouse complex was installed in accordance with a Consent Order & Assessment (“CO&A”) entered into with the PADEP prior to our acquisition of INMETCO. Compliance certification testing of the RHF baghouse installation was conducted and submitted to the State in the later part of 2009. The CO&A is expected to be extinguished in 2010 once final approval of compliance certification testing is received from the State.

Employees

As of December 31, 2009, we employed 915 persons at the following locations:

			Union
	Salaried	Hourly	Contract
Location	Personnel	Personnel	Expiration

Monaca	116	508	10/31/11	*
Pittsburgh	18	—	N/A
Bartlesville	1	—	N/A
Beaumont	2	—	N/A
Calumet	14	48	08/02/11
Palmerton	22	121	04/26/11
Palmerton (Chestnut Ridge Railroad)	—	3	12/15/11
Rockwood	12	46	07/01/11
Barnwell	4	—	N/A

Total	189	726

*	24 employees are covered by a separate union contract that expires on March 15, 2011.

The employee figures do not include 98 employees, of which 29 are salaried and 69 are hourly, at our INMETCO facility in Ellwood City, Pennsylvania. We purchased INMETCO at the close of business on December 31, 2009.

We terminated the collective bargaining agreements with our employees at our Bartlesville and Beaumont facilities on November 16, 2009 and October 31, 2009, respectively.

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

Executive Officers and Key Employees of the Registrant

Set forth below is information concerning our executive officers and key employees.

Name	Age	Position

James M. Hensler	54	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	49	Vice President and Chief Financial Officer
Robert Elwell	56	Vice President — Operations
James A. Totera	53	Vice President — Sales and Marketing
Thomas E. Janeck	65	Vice President — Environment, Health and Safety
Ali Alavi	48	Vice President — Corporate Administration, General Counsel and Secretary
Daryl K. Fox	60	Vice President — Human Resources
Mark Tomaszewski	53	President — INMETCO

James M. Hensler, Chairman of the Board of Directors, President and Chief Executive Officer, joined us in April 2004. He has over 30 years of experience working in the metals industry. From 2003 to April 2004, Mr. Hensler was a consultant to various companies in the metals industry. From 1999 to 2003, Mr. Hensler was Vice President of Global Operations and Vice President and General Manager of the Huntington Alloys Business Unit for Special Metals Corp., a leading international manufacturer of high performance nickel and cobalt alloys. Prior to that, Mr. Hensler was the Executive Vice President for Austeel Lemont Co., General Manager of Washington Steel Co. and Director of Business Planning for Allegheny Teledyne Inc. He received a BS in Chemical Engineering from the University of Notre Dame in 1977, an MSE in Chemical Engineering from Princeton University in 1978 and an MBA from the Katz Graduate School of Business at the University of Pittsburgh in 1987.

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

Daryl K. Fox, Vice President-Human Resources, joined us in October 2005. He has over 36 years of Human Resources experience working in the metals and transportation industries. Prior to joining us, from August 2004 to February 2005, Mr. Fox served as a consultant to Allegheny Technologies Incorporated. Previously, Mr. Fox served as Vice President — Human Resources for J&L Specialty Steel, LLC, a producer of stainless steel, from June 1993 until it was acquired by Allegheny Technologies Incorporated in July 2004. Mr. Fox received a BA in Sociology from Duke University in 1973.

Mark Tomaszewski, President-INMETCO, joined us on December 31, 2009 when we acquired INMETCO, where he has served for over 30 years in positions ranging from General Manager-Finance and Administration to his current position of President of INMETCO, which position he has held since August 2008. Mr. Tomaszewski received a BS in Business Administration from West Virginia Wesleyan College in 1978 and an MS in Business Administration from Robert Morris University in 1992.

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

The metals industry is highly cyclical. Fluctuations in the availability of zinc and nickel and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product, but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our products containing zinc or nickel reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal consumers of zinc metal and zinc-related products operate in industries, such as transportation, construction or general manufacturing, that themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession or low economic growth, such as the one we are currently experiencing, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies or a prolonged recession in our principal industry segments have had a negative impact on our operations and on those of our predecessor both recently and in the past, and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

As widely reported, financial markets in the United States, Europe and Asia recently experienced extreme disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Despite some improvement in credit and financial markets, there can be no assurance that there will not be further deterioration in these markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

Our business is also adversely affected by decreases in the general level of economic activity, including the levels of purchasing and investment in general. Strengthening of the rate of exchange for the U.S. dollar against certain major currencies may adversely affect our results or may adversely affect our domestic customers’ ability to export their product. We may also face increased risk that the counterparty to a hedging transaction that we enter or have entered into may default on its obligation to pay or deliver under the forward contract. Our cash balance is concentrated in two U.S. banks and our cash equivalents are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) and the United States Treasury. If the guarantees were ever invoked and not satisfied on a timely basis, our liquidity would be adversely affected.

We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and other countries, and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.

Changes in the prices of zinc and nickel will have a significant impact on our operating results and financial condition.

We derive most of our revenue from the sale of zinc and nickel -based products. Changes in the market price of zinc and nickel impact the selling prices of our products, and therefore our profitability is significantly affected by decreased zinc and nickel prices. Market prices of these metals are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	U.S. and world economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental laws and regulations;

•	weather; and

•	import and export restrictions.

Declines in the price of zinc have had a negative impact on our operations in the past, and future declines could have a negative impact on our future financial condition or results of operations. In 2002, record low zinc prices, together with high operational and legacy environmental costs and inefficiencies, caused our predecessor, HII, to file for Chapter 11 bankruptcy protection. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses and/or idle or permanently shut down production capacity. Market prices for zinc and nickel may decrease , and therefore our operating results may be significantly harmed.

Some of our products and services are vulnerable to long-term declines in demand due to competing technologies, materials or imports which would significantly reduce our sales.

Our zinc and nickel-based products compete with other materials in many of their applications. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators also can use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, some of our customers may reduce or eliminate their usage of PW grade zinc metal because it contains a small amount of lead, and may switch to other grades of zinc metal that we do not produce.

Our nickel-based products are used in the stainless steel industry. Demand for our products and services may decline if demand for stainless steel lessens. Nickel-bearing stainless steel faces competition from stainless steels containing a lower level of nickel or no nickel. Domestic production of stainless steel may be negatively impacted by imports.

In addition, in periods of high zinc and nickel prices, consumers of these metals may have additional incentives to invest in the development of technologically viable substitutes for zinc and nickel-based products. Similarly, customers may develop ways to manufacture their products by using less zinc and nickel-based material than they do currently. If one or more of our customers successfully identify alternative products that can be substituted for our zinc or nickel-based products, or find ways to reduce their zinc or nickel consumption, our sales to those and other customers would likely decline.

Demand for our EAF dust or nickel-bearing waste recycling operations may decline to the extent that steel mini-mill producers identify less expensive or more convenient alternatives for the disposal of their EAF dust or nickel-bearing waste or if the EPA were to no longer classify EAF dust as a listed hazardous waste. We may in the future face increased competition from other EAF dust or nickel-bearing waste recyclers, including new entrants into those recycling markets, or from landfills implementing more effective disposal techniques. Furthermore, our current recycling customers may seek to capitalize on the value of the EAF dust or nickel-bearing waste produced by their operations, or may seek to recycle their material themselves, or reduce the price they pay to us for the material they deliver to us. Any of these developments would have an adverse effect on our financial results.

We may be unable to compete effectively against manufacturers of zinc and nickel products in one or more of our markets, which would limit our market share and/or reduce our sales and our operating profit margins.

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, we estimate that our products comprised only approximately 12% of total zinc consumption in the U.S. in 2009, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower price than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 75% of U.S. zinc metal consumption.

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

An important part of our strategy is to grow our business by expanding our capacity to process EAF dust. We placed into service in early January 2008, a new kiln at our Rockwood, Tennessee facility and construction of a greenfield facility is currently underway. We have also initiated additional capacity expansion projects. We may need additional financing to implement our expansion strategy and we may not have access to the funding required for the expansion on acceptable terms. Our construction costs may also increase to levels that would make our facilities unprofitable to operate. Our planned capacity expansions may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our expansion plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we can implement our strategy, projected increases in EAF dust recycling may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Our business could be harmed if we do not successfully manage the integration of INMETCO or businesses that we acquire in the future or we may not realize all or any of the anticipated benefits from the INMETCO acquisition or acquisitions we make in the future.

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities. The benefits of an acquisition may often take considerable time to develop and may not be realized. Business acquisitions entail a number of inherent risks such as:

•	the potential loss of key customers and employees of the acquired business;

•	the in-ability to achieve the operating and financial synergies anticipated from an acquisition;

•	disruptions that can arise from the integration of the acquired business; and

•	potential unknown liabilities or other difficulties associated with the acquired businesses.

As a result of the aforementioned and other risks, we may not realize the anticipated benefits from acquisitions, which could adversely affect our business.

Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.

As of December 31, 2009, we had 915 employees, 726, or approximately 80%, of whom were covered by union contracts. The six collective bargaining agreements to which we are a party are scheduled to expire in 2011. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities could prevent us from meeting customer demand, reduce our sales and/or negatively impact our net income.

An interruption in production or service capabilities at any of our production facilities as a result of equipment or power failure or other reasons could limit our ability to deliver products to our customers, reducing our net sales and net income and potentially damaging relationships with our customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, damage to our reputation and/or permanent loss of customers. Any such production stoppage or delay could also require us to make unplanned capital expenditures.

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

Energy is one of our most significant costs, comprising approximately $51 million of our production costs in 2009. Our processes rely on electricity, coke and natural gas in order to operate, our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile and have exceed historical averages in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $5 million for 2009. In addition, in the event of an interruption in the supply of coal to our power plant at our Monaca facility, that facility would be required to purchase electricity, which may not be available, and would be subject to the same risks related to an increase in electricity costs. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2009, our ten largest customers were responsible for 49% of our consolidated sales. In 2009, three of INMETCO’s customers provided 89% of its sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 20% by volume of our zinc product shipments in 2009 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

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

We may be involved in claims and litigation filed on behalf of persons alleging injuries predominantly suffered because of occupational exposure to substances at our facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We are subject to stringent environmental regulation, which may cause us to incur significant costs and liabilities that could materially harm our operating results.

Our business is subject to a wide variety of environmental regulations and our operations expose us to a wide variety of potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste Resource Conservation and Recovery Act (“RCRA”). Our failure to properly process and handle EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for removal or treatment of hazardous substances. In addition, as part of the asset purchase out of bankruptcy, we inherited several environmental issues of our predecessor at our Palmerton facility cited in a 1995 EPA and Pennsylvania Department of Environmental Protection (“PADEP”) consent decree. We have established a reserve in the amount of $2.1 million, as of December 31, 2009, to cover the cost of construction of a storage building for calcine kiln feed materials at our Palmerton facility and closures related to RCRA at our Bartlesville, Oklahoma facility. We also may incur costs related to future compliance with “Maximum Achievable Control Technology” (“MACT”) air emission regulations relating to industrial boilers as well as future MACT regulations relating to the non-ferrous secondary metals production category, and these costs may be material. In addition, Pennsylvania has adopted regulations with respect to mercury emission regulations that are more stringent than federal MACT regulations in this area, and such regulations may result in additional ongoing compliance expenditures. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Potential climate change legislation could result in increased operating costs and reduced demand for our products.

On December 15, 2009, the EPA officially published its findings that emissions of carbon dioxide, methane and other “greenhouse gases,” (“GHG”), present an endangerment to human health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of GHGs under existing provisions of the federal Clean Air Act (“CAA”). In late September 2009, the EPA had proposed two sets of regulations in anticipation of finalizing its findings that would require a reduction in emissions of GHGs from motor vehicles and that could also lead to the imposition of

GHG emission limitations in CAA permits for certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of GHG emissions from specified large GHG emission sources in the United States beginning in 2011 for emissions occurring in 2010. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur significant costs to reduce emissions of GHGs associated with our operations.

Also, on June 26, 2009, the U.S. House of Representatives approved adoption of the “American Clean Energy and Security Act of 2009” (“ACESA”), which is also known as the “Waxman-Markey cap-and-trade legislation.” The purpose of ACESA is to control and reduce emissions of GHGs in the United States. ACESA would establish an economy-wide cap on emissions of GHGs in the United States and would require an overall reduction in GHG emissions of 17% (from 2005 levels) by 2020, and by over 80% by 2050. Under ACESA, most sources of GHG emissions would be required to obtain GHG emission “allowances” corresponding to their annual emissions of GHGs. The number of emission allowances issued each year would decline as necessary to meet ACESA’s overall emission reduction goals. As the number of GHG emission allowances permitted by ACESA declines each year, the cost or value of allowances would be expected to escalate significantly. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products and gas. The U.S. Senate has begun work on its own legislation for controlling and reducing emissions of GHGs in the United States. If the Senate adopts GHG legislation that is different from ACESA, the Senate legislation would need to be reconciled with ACESA and both chambers would be required to approve identical legislation before it could become law.

We believe we are in substantial compliance with all existing environmental laws and regulations applicable to our current operations. Additionally, we are not aware of any environmental issues or claims that will require material capital expenditures during 2010. However, accidental spills or releases may occur in the course of our operations, and we cannot give any assurance that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, we cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on our business, financial condition and results of operations.

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

We may not be able to protect our intellectual property, particularly our proprietary technology related to the recycling of EAF dust, the smelting of recycled zinc and the processing of nickel-bearing materials. Our market share and results of operations could be harmed.

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

The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations.

The market for common stock has recently been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to the business or financial success of the particular company. The market price for shares of our common stock has been volatile and could decline if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions persist or worsen.

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

We do not have any current plan to pay dividends on our common stock, and as a result, your only opportunity to achieve a return on your investment in our common stock is if the price of our common stock increases.

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock may also be restricted by the terms of any future credit facilities. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you pay.

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

As of December 31, 2009, our zinc production operations are located at Monaca and Palmerton, Pennsylvania and our zinc recycling operations are located in Palmerton, Calumet, Illinois, Rockwood, Tennessee and Beaumont, Texas. We expect to commence recycling operations at one of two kilns at our Barnwell, South Carolina zinc recycling facility by the end of the second quarter 2010. The annual capacity of our South Carolina facility is expected to be 180,000 tons when it is fully operational. Our hydrometallurgical processing facility is in Bartlesville, Oklahoma. Our INMETCO recycling operations are located at Ellwood City, Pennsylvania.

The chart below provides a brief description of each of our production facilities:

	Own/			Annual
Location	Lease	Process	Product	Capacity
				(Tons)

Monaca, PA	Own	Finished Product	PW Metal	88,000	(5)
			Zinc Oxide	90,000	(5)
			SSHG Metal	15,000	(5)
			Zinc Dust	5,900	(5)
Bartlesville, OK	Own	Recycling	Lead Carbonate	28,000	* (6)
Beaumont, TX	Own(1)	Recycling	CZO(2)	28,000	**(6)
Calumet, IL	Own	Recycling	CZO	169,000	**
Palmerton, PA	Own	Recycling	Calcine	130,000	(3)
			CZO	273,000	**
			Zinc Powder	5,000 to 14,000	(4)
		Finished Products	Zinc Copper Base	3,000
Rockwood, TN	Own	Recycling	CZO	148,000	**(7)
Ellwood City, PA	Own	Recycling	Nickel-chromium-iron alloy	70,000	**
			Cadmium	5,000
Total EAF Recycling Capacity				618,000
Total Smelting Capacity				175,000

*	Lead concentrate processed

**	EAF dust and other metal-bearing wastes recycling and processing capacity

(1)	Facility is owned, property is leased; lease expires July 2011.

(2)	CZO, with approximately 55% — 65% zinc content, is produced by our recycling operations and is used as a feedstock for our zinc facility in Monaca or further processed in Palmerton into zinc calcine (up to 65% — 70% zinc content) before being used as a feedstock in Monaca.

(3)	Assumes that one of three kilns is operated to produce calcine and the other two kilns are operated to produce CZO.

(4)	Depending upon grade.

(5)	Operating at 70% of annual capacity.

(6)	Operations suspended in the first quarter of 2009.

(7)	Operating two kilns beginning in November 2009.

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

We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at our Monaca facility. Under the Consent Order and Agreement, we are required to submit a written plan for evaluating and implementing corrective action regarding fugitive air emissions at our Monaca facility, and to implement the required corrective action. We have delivered the implementation plan and have begun corrective measures, including enhancements to emission incident reporting and follow-up; maintenance and preventive maintenance on certain emission control equipment such as ducts, capture hoods, fabric-filter collectors and appurtenances; and development and implementation of department-specific emission-control plans. Additionally, we paid an initial civil penalty of $50,000 and were obligated to pay an additional $2,500 monthly, subject to extended or early termination. The consent order was recently extended to July 2010.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. Prior to that time, there was no public market for our common stock. The initial public offering price of our common stock was $18.00 per share. The highest and lowest sale prices of our common stock for the most recent eight quarters were:

Quarter	High	Low

2009
10/01/09 — 12/31/09	$13.36	$9.35
07/01/09 — 09/30/09	12.90	7.11
04/01/09 — 06/30/09	9.34	5.15
01/01/09 — 03/31/09	5.90	3.15
2008
10/01/08 — 12/31/08	$5.91	$2.26
07/01/08 — 09/30/08	12.83	5.43
04/01/08 — 06/30/08	15.45	11.25
01/01/08 — 03/31/08	18.31	11.20

As of March 10, 2010, there were six holders of record of our common stock and approximately 11,350 beneficial owners of such stock. The transfer agent and registrar for our common stock is Computershare Investor Services, P.O. Box 43078, Providence, Rhode Island, 02940-3078, Toll-free telephone 800-622-6757 (US, Canada, Puerto Rico), 781-575-4735 (non-US).

Unregistered Sales of Equity Securities

None.

Dividends

We currently do not plan to pay dividends on our common stock. Any future credit facility that we may enter into might restrict our ability to pay dividends.

Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, debt covenants, any contractual restrictions and any other considerations our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans may be found in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph compares the twenty-eight month cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from August 31, 2007 through December 31, 2009, the end of our fiscal year. The graph assumes investments of $100 on August 10, 2007 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. The Peer Group Index is composed of Harsco Corp., Lundin Mining Corp., Nyrstar, Schnitzer Steel Industries Inc., Teck Cominco Limited, Umicore SA, Sims Group Limited, Hudbay Minerals Inc. and Breakwater Resources Limited and is weighted by each of their relative market capitalizations at the beginning of each month for which returns are reported. One member of the Peer Group in 2007, Metals Management, Inc., merged in 2008 with another member of the Peer Group, Sims Group Limited, and is therefore no longer included in the Peer Group Index.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*
Among Horsehead Holding Corp., The Russell 2000 Index
And A Peer Group

*$100 invested on 8/10/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2007									2008									2009
	8/10	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12
	All amounts rounded to the nearest dollar

Horsehead Holding Corp.	$100	$101	$121	$123	$89	$91	$81	$84	$62	$75	$76	$65	$66	$44	$32	$19	$17	$25	$21	$20	$30	$38	$39	$40	$57	$60	$63	$51	$60	$69

Russell 2000	100	101	102	105	98	98	91	88	88	92	96	88	92	95	88	69	61	65	57	50	55	63	65	66	73	75	79	74	76	82

Peer Group	100	107	116	119	108	112	101	113	111	117	124	114	101	95	67	36	36	40	38	32	39	46	55	54	60	61	68	68	73	73

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2009 and we do not have a formal or publicly announced stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 2007, 2006 and 2005 and for the years ended December 31, 2006 and 2005 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands, except for LME price and per share data)

Statement of income (loss) data:
Net sales	$216,530	$445,921	$545,579	$496,413	$273,807
Cost of sales (excluding depreciation)	226,171	353,248	373,359	360,181	243,358
Depreciation	15,982	12,797	10,150	8,536	7,179
Selling, general and administrative expenses	17,080	18,184	15,688	31,294	9,630

Total costs and expenses	259,233	384,229	399,197	400,011	260,167
Income (loss) from operations	(42,703)	61,692	146,382	96,402	13,640
Interest expense	(2,340)	(1,474)	(7,589)	(9,555)	(9,134)
Interest and other income	883	1,871	3,037	327	665

Income (loss) before income taxes	(44,160)	62,089	141,830	87,174	5,171
Income tax provision (benefit)	(16,689)	22,647	51,147	32,717	2,024

Net income (loss)	$(27,471)	$39,442	$90,683	$54,457	$3,147

Net income (loss) per share:
Basic	$(0.73)	$1.12	$3.13	$2.70	$0.16
Diluted	$(0.73)	$1.12	$2.85	$2.01	$0.12
Balance sheet data (at end of period):
Cash and cash equivalents	$95,480	$122,768	$76,169	$958	$553
Working capital	143,455	160,912	150,018	58,863	3,746
Property, plant and equipment, net	191,307	136,141	98,932	63,794	58,081
Total assets	438,262	358,478	314,804	205,706	132,623
Total long-term obligations, less current maturities	255	58	121	58,225	44,741
Stockholders’ equity	345,417	286,559	242,054	49,994	3,791
Cash flow statement data:
Operating cash flow	$(6,733)	$94,007	$102,575	$15,627	$854
Investing cash flow	(104,924)	(50,671)	(45,288)	(14,249)	(6,000)
Financing cash flow	84,369	3,263	17,924	(973)	3,377
Other data:
Tons of zinc product shipped	118	154	153	158	165
Average LME zinc price(1)	$0.75	$0.85	$1.47	$1.48	$0.63
Capital expenditures	37,151	50,671	45,288	14,249	9,123
Depreciation and amortization	16,981	13,463	12,656	9,504	8,380

(1)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the other sections of this Annual Report on Form 10-K, including “Business” and “Selected Financial Data,” as well as our consolidated financial statements, including the notes thereto. The statements in this discussion and analysis regarding industry outlook, our expectations regarding our future performance and our liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See the “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied in any forward-looking statements due to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.”

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

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products using nearly 100% recycled zinc, including zinc recovered from our EAF dust recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust.

Strategic acquisitions

In June 2009, we grew our electric arc furnace (“EAF”) dust collection operations through the purchase of Envirosafe Services of Ohio Inc.’s (“ESOI”) customer contracts related to its EAF dust collection business.

On December 31, 2009, we purchased all of the issued and outstanding capital stock of INMETCO from Vale Inco Americas Inc. The acquisition of INMETCO enhanced our hazardous waste services platform and diversified our range of capabilities and products including the recycling of EAF dust and stainless steel flue dust for the recovery and reuse of a wide range of valuable metals. It expanded our industrial metals portfolio while leveraging our key strengths in hazardous waste management and high temperature metals recovery. Since we acquired INMETCO at the close of business on December 31, 2009, INMETCO had no effect on our results of operations other than as discussed below in Liquidity and Capital Resources.

Economic Conditions and Outlook

The deterioration in economic conditions that began in the fourth quarter of 2008 continued at a slower rate through the second quarter of 2009 and stabilized and began to slightly improve beginning in the third quarter of 2009. Our results, particularly in comparison to the first two quarters of 2008, reflect the negative impact this has had on the markets we serve, in particular the tire and rubber market, the hot-dipped galvanizing market and the EAF dust recycling market. Our orders and shipments also stabilized and began to increase slightly in the third quarter of 2009. In response to the increase at a time when our inventories were low, we restarted a fifth furnace at our Monaca, Pennsylvania smelter in late July and plan to restart the sixth furnace in the first quarter of 2010. We maintained the increased level of production for the balance of the year, however, it remains below 2008 production levels. We expect the economy to remain weak in 2010 but to continue to improve slowly in the near term.

Factors Affecting Our Operating Results

Market Price for Zinc.  Since we generate the substantial majority of our net sales from the sale of zinc and zinc-based products, our operating results depend heavily on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2009, comprised approximately 65% of our raw materials, were not impacted directly by fluctuations in the market price of zinc on the LME. The price of our finished products is impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and fell steadily to $0.47 per pound on December 17, 2008.

In 2008, the LME average zinc price fell approximately 54.6% from the fourth quarter of 2007. Significantly reduced construction activity and sharply reduced demand for automobiles, particularly in the fourth quarter of 2008, brought on by the global recession caused demand for zinc products to fall faster than production cuts and announced mine closures. Zinc prices strengthened in 2009, reflecting not only the announced mine closures and production cuts that began in the fourth quarter of 2008 and continued into 2009, but also increased investor activity in the zinc markets. The LME average zinc price was $0.53 per pound for the first quarter of 2009, $0.67 per pound for the second quarter of 2009 and $0.80 per pound for the third quarter of 2009 and $1.00 per pound for the fourth quarter of 2009. The average for 2009 was $0.75 per pound compared to $0.85 per pound for 2008.

To mitigate the effects of any decrease in the LME average zinc price, we hedged approximately 60% of our expected zinc production in 2008 and 2009 through the purchase of put options whereby we would receive a minimum price per pound for the quantity hedged. We paid a total of $27.5 million for the options and received $31.9 million in cash as the 2008 options settled. In October 2008, we sold the 2009 put options for $64.5 million resulting in a $50.3 million gain. We replaced the 2009 options with similar options having a strike price of $0.50 per pound for a cost of $10.5 million to mitigate the effects of any further decrease in the LME average zinc price. In 2009, we purchased put options for 2010 having a strike price of $0.65 per pound at a cost of $5.3 million. At the time of the purchase, they represented approximately 80% of our expected sales volume for 2010. For a further discussion, see “Results from Operating Activities” in the “Liquidity and Capital Resources” section.

We pay a percentage of the LME average zinc price for our purchased feedstock. In the second half of 2008, we began to aggressively pursue cost reduction initiatives as a result of the decrease in the price of zinc on the LME. One such initiative was to reduce the price we pay for our purchased feedstock expressed as a percentage of the LME zinc price. We were successful in reducing the price we pay, but were not able to acquire the same volume of purchased feed that we could at higher prices. The reduction in availability of purchased feed along with a decrease in demand in our end markets led us to move from a six-furnace operation to a four-furnace operation at our Monaca smelter for several months in 2009. As demand for our products improved during the second half of 2009, we returned to a five furnace operation. We returned to a six furnace operation in March 2010.

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

Demand for our products and services decreased significantly in the fourth quarter of 2008 due to the severe economic slowdown and continued into the first quarter of 2009. Demand for our products increased slightly in the second, third and fourth quarters of 2009 from the first quarter of 2009 but is expected to remain at reduced levels in the near term. Our production of zinc products for 2009 was reduced to 106,000 tons from 137,000 tons for 2008 due to the reduced demand for our products.

Weekly steel production declined approximately 59.7% during the fourth quarter of 2008 and continued through the first quarter of 2009 thereby reducing the amount of EAF dust generated and the demand for our EAF dust recycling services. Steel production increased in the second, third and fourth quarters of 2009 from the first quarter of 2009 but remains at reduced levels compared to 2008. In response, we suspended our recycling operations during the December 2008 holiday period and resumed them at a reduced level in early January 2009. During the first three quarters of 2009, we operated our recycling operations below capacity. We did, however, restart one of the kilns at our Rockwood, Tennessee facility in September of 2009 due to the increased steel production and the additional EAF dust associated with the customer contracts we purchased from ESOI in June of 2009. We restarted the second kiln at that facility in November of 2009. This brought our recycling operations to capacity, excluding our smallest and highest cost facility located in Beaumont, Texas. We do not intend to resume recycling operations at that facility and have written down the assets to net realizable value in the third quarter of 2009. We expect to have the first kiln in production at our Barnwell, South Carolina facility early in the second quarter of 2010. The starting date of the second kiln will be dictated by market conditions.

The table below illustrates historical production and sales volumes and revenues for zinc products and EAF dust:

	Production/EAF Dust Processed			Shipments/EAF Dust Receipts			Revenue/Ton
	Year Ended December 31			Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007	2009	2008	2007
	(Tons, in thousands)			(Tons, in thousands)			(In U.S. dollars)

Product:
Zinc Products	106	137	140	118	154	153	$1,529	$1,932	$3,104
EAF Dust	411	519	492	409	507	458	$80	$97	$99

Cost of Sales (excluding depreciation).  Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In 2009, approximately 18% of our operating costs were feedstock-related, compared to 29% for 2008. The reduction reflects, in part, our efforts to increase the use of EAF dust-based feedstock as well as the significant decline in the LME average zinc price that occurred in 2008. The remaining 82% of our production costs were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes our conversion cost per ton changes inversely. The decrease in our production volume in 2009 caused our conversion cost per ton to increase slightly. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs, our ability to implement cost control measures aimed at improving productivity and our efforts to reduce our conversion costs. Our purchased feedstock is priced at a discount to the LME.

We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of rapidly declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the fourth quarter of 2008, we recorded an LCM adjustment of $9.0 million. In the first quarter of 2009, we recorded an LCM adjustment of $2.8 million. No LCM adjustment was recorded in the second, third or fourth quarters of 2009.

Selling, General and Administrative Expenses.  Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, other administrative expenses, including expenses relating to logistics and information systems and legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses. Expenses associated with acquisitions are also included. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in sales volumes and selling prices.

Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	LME price of zinc and nickel;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the EAF dust or nickel-bearing waste recycling markets;

•	increases and decreases in the use of zinc and nickel-based products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by customers; and

•	our operational efficiency improvement programs.

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc and energy prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and fell to as low as $0.47 per pound on December 17, 2008. In 2009, the LME price of zinc ranged from a low of $0.48 per pound on February 20, 2009 to a high of $1.17 per pound on December 31, 2009. The average price was $0.75 per pound for 2009. Changes in zinc pricing have impacted our revenues, since the prices of the products we sell are based primarily on LME zinc prices. Changes in zinc pricing have also impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in an attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.

Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and have exceeded historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.

The historically high zinc prices from 2006 into 2008 also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as anticipated new EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, Steel Dust Recycling started up its Waelz kiln facility located in Alabama in 2008 and The Heritage Group built an EAF dust processing facility in Arkansas and began operations in 2009.

Our zinc products compete with other materials in many of their applications, and in some cases our customers may shift to new processes or products. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. Our stainless steel customers face competition from producers of material containing lower levels of nickel, which could have an impact on the demand for our nickel-based products. Our ability to anticipate shifts in product usage and to produce new products to meet our current and future customers’ needs will significantly impact our operating results. We also face intense competition from regional, national and global providers of zinc based products, and the growth of any of those competitors could reduce our market share and negatively impact our operating results.

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

Inventories

Inventories, which consist primarily of zinc and nickel bearing materials, zinc products and supplies and spare parts, are valued at the lower of cost or market using a moving average cost method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities. We recorded the INMETCO inventory at estimated fair value as of December 31, 2009.

Zinc and nickel are traded as commodities on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider the forward prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average price. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME prices that we use to make the lower of cost or market adjustments.

Financial Instruments

The following methods are used to estimate the fair value of our financial instruments:

•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

We enter into certain financial swap and financial option instruments that are carried at fair value. We recognize changes in fair value within the consolidated statements of operations as they occur (see Note T to our audited consolidated financial statements).

We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third party counterparties with whom we have entered into substantially identical derivative contracts. We also compare their valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets.

We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we use highly rated counter-parties that meet certain requirements. We currently do not anticipate that any of our counter-parties will default on their obligations to us. Additionally, in October of 2008, we sold the put options we purchased for 2009 primarily to reduce our exposure to credit risk with the counter-parties to these options. The cost of the options was $14.2 million. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008. We subsequently replaced these options with similar options for 2009 having a lower strike price for the same quantity of tons for a cost of approximately $10.5 million. In 2009, we purchased put options for 2010 having a strike price of $0.65 per pound at a cost of $5.3 million.

Impairment

We review the carrying value of our intangible assets and our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. In 2009, we wrote-down to net realizable value certain machinery and equipment and supplies inventories by $1.1 million. The write-down relates primarily to our Beaumont, Texas recycling facility. In the third quarter of 2009, we made a decision to proceed with the construction of our Barnwell, South Carolina kiln project and expect to start the first kiln early in the second quarter of 2010. Market conditions will dictate when the second kiln will be started. The Waelz kiln process that will be used at the Barnwell facility is a lower cost process than the process that was used at the Beaumont facility, therefore, we do not intend to use the higher cost capacity at the Beaumont facility.

At December 31, 2009, our market value as indicated by the closing price of our common stock was $552.5 million. Our net book value was $345.4 million. We further examined our assets and found no events that would suggest any additional impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.

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

In June 2009, the FASB issued guidance that identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. The guidance will change how we reference various elements of GAAP when preparing our financial statement disclosures, but will have no impact on our financial position, results of operations or cash flows. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

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

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The update had no significant effect on our consolidated financial statements.

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

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Year Ended December 31,
	2009	2008	2007

Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	104.4	79.2	68.4
Depreciation	7.4	2.9	1.9
Selling, general and administrative expenses	7.9	4.1	2.9

Income (loss) from operations	(19.7)	13.8	26.8
Interest expense	1.1	0.3	1.4
Other income	.4	0.4	0.6

Income (loss) before income taxes	(20.4)	13.9	26.0
Income tax provision (benefit)	(7.7)	5.1	9.4

Net income (loss)	(12.7)%	8.8%	16.6%

Net income (loss) per share
Basic	$(0.73)	$1.12	$3.13
Diluted	$(0.73)	$1.12	$2.85

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2008	2009	2010	Swaps	Total

Fair value December 31, 2007	$9,871	—	—	$(757)	$9,114
Purchases	—	7,008	—	—	7,008
Settlements of closed positions	—	—	—	566	566
Gain (loss) on settlements of closed positions	(3,322)		—	(182)	(3,504)
Mark to market adjustment on open positions	2,612	932	—	(1,441)	2,103

Fair value March 31, 2008	9,161	7,940	—	(1,814)	15,287
Purchases	—	7,208	—	—	7,208
Settlements of closed positions	(2,267)	—	—	827	(1,440)
Gain (loss) on settlements of closed positions	736	—	—	(60)	676
Mark to market adjustment on open positions	5,730	7,233	—	4,522	17,485

Fair value June 30, 2008	13,360	22,381	—	3,475	39,216
Purchases	—	—	—	—	—
Settlements of closed positions	(8,866)	—	—	175	(8,691)
Gain (loss) on settlements of closed positions	2,601	—	—	(358)	2,243
Mark to market adjustment on open positions	3,926	11,553	—	(655)	14,824

	Put Options
	2008	2009	2010	Swaps	Total

Fair value September 30, 2008	11,021	33,934	—	2,637	47,592
Sales	—	(33,934)	—	—	(33,934)
Purchases	—	10,472	—	—	10,472
Settlements of closed positions	(20,806)	—	—	907	(19,899)
Gain (loss) on settlements of closed positions	9,785		—	(1,086)	8,699
Mark to market adjustment on open positions	—	(3,626)	—	(690)	(4,316)

Fair value December 31, 2008	—	6,846	—	1,768	8,614
Settlements of closed positions	—	—	—	356	356
Gain (loss) on settlements of closed positions	—	(744)	—	(256)	(1,000)
Mark to market adjustment on open positions	—	(3,903)	—	284	(3,619)

Fair value March 31, 2009	—	2,199	—	2,152	4,351
Settlements of closed positions	—	—	—	(916)	(916)
Gain (loss) on settlements of closed positions	—	(217)	—	411	194
Mark to market adjustment on open positions	—	(1,566)	—	446	(1,120)

Fair value June 30, 2009	—	416	—	2,093	2,509

Purchases	—	—	$2,374	—	2,374
Settlements of closed positions	—	—	—	(1,260)	(1,260)
Gain (loss) on settlements of closed positions	—	(51)	—	398	347
Mark to market adjustment on open positions	—	(364)	(870)	778	(456)

Fair value September 30, 2009	$—	$1	$1,504	$2,009	$3,514

Purchases	—	—	$2,902	—	2,902
Settlements of closed positions	—	—	—	(1,965)	(1,965)
Gain (loss) on settlements of closed positions	—	(1)	—	616	615
Mark to market adjustment on open positions	—	—	(3,669)	497	(3,172)

Fair value December 31, 2009	$—	$—	$737	$1,157	$1,894

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2008				2009
Average LME zinc	Quarter Ended				Quarter Ended
price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Quarter	$1.10	$0.96	$0.80	$0.54	$0.53	$0.67	$0.80	$1.00
Year-to-date	$1.10	$1.03	$0.95	$0.85	$0.53	$0.60	$0.67	$0.75

Year Ended December 31, 2009 Compared with Year Ended December 31, 2008 (excluding INMETCO)

Net sales.  Net sales decreased $229.4 million, or 51.4%, to $216.5 million for 2009, compared to $445.9 million for 2008. The decrease was a result of a $57.1 million decrease in price realization, due primarily to a lower average LME zinc price for 2009 versus 2008, a $79.6 million decrease in sales volume reflecting decreases in shipments across all product lines and a decrease in EAF dust receipts. Our net sales were further decreased by $83.3 million relating to our hedging activity and by a $9.4 million decrease in co-product and miscellaneous sales. The $83.3 million reduction in net sales relating to our hedging positions consisted of an unfavorable adjustment of $12.0 million for 2009 versus a favorable adjustment of $71.3 million for 2008. The favorable adjustment in 2008 includes a $50.3 million gain on the sale of our 2009 zinc put options in October 2008. The average premium to the LME on zinc products sold for 2009 versus 2008 declined for both zinc metal and zinc oxide. Zinc product shipments were 118,242 tons for 2009, or 107,470 tons on a zinc contained basis, compared to 153,936 tons, or 138,901 tons on a zinc contained basis, for 2008.

The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $0.84 per pound for 2009, compared to $1.07 per pound for 2008. The decrease reflects the sharp decline in the average LME zinc price in 2008 from an average high of $1.14 per pound for March of 2008 to an average low of $0.50 per pound for December of 2008. The decline was particularly sharp in the fourth quarter of 2008, where the average LME zinc price declined from $0.79 per pound for September 2008 to the December low of $0.50 per pound. The decline was caused by the general economic recession that began in 2008 and continued into 2009. The average LME zinc price began to recover in 2009 to an average high of $1.08 per pound for December of 2009, however, the average price for 2009 was $0.75 per pound, or 11.8% below the average LME zinc price for 2008.

Net sales of zinc metal decreased $45.6 million, or 31.4%, to $99.4 million for 2009, compared to $145.0 million for 2008. The decrease was attributable primarily to a $19.1 million decrease in price realization and a $26.5 million decrease in sales volume. The decrease in price realization was attributable to both a lower average LME zinc price for 2009 versus 2008 and a lower average premium to the LME on zinc products sold for 2009 versus 2008. The decrease in shipment volume reflects the weakened demand for our products that began in the fourth quarter of 2008 and continued throughout 2009.

Net sales of zinc oxide decreased $70.3 million, or 46.9%, to $79.6 million for 2009, compared to $149.9 million for 2008. The decrease was attributable to a $42.5 million decrease in sales volume and a $27.8 million decrease in price realization. The volume decrease was caused primarily by decreased shipments to our largest tire customers reflecting the general slowdown in the market that began in 2008 and continued into 2009. The decrease in price realization reflects the lower average LME zinc prices for 2009 compared to the average LME zinc prices for 2008. The average LME zinc prices declined during 2008 to an average of $0.85 per pound for the 2008 period. They began to recover during 2009 to an average of $0.75 per pound for the 2009 period. The movements in the average LME zinc prices are partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. We realized a discount to the LME on sales of zinc oxide in 2009 versus a premium in 2008, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters.

Net sales of zinc and copper-based powder decreased $4.4 million, or 34.6%, to $8.3 million for 2009, compared to $12.7 million for 2008. The decrease was attributable primarily to decreases in prices and shipment volumes of our copper-based powders.

Revenues from EAF dust recycling decreased $16.5 million, or 33.6%, to $32.6 million for 2009, compared to $49.1 million for 2008. Decreased volumes caused revenues to decrease by $9.5 million. A 17.7% decrease in price realization on EAF dust recycling fees for 2009 compared to 2008 resulted in a decrease in net sales of $7.0 million. The decrease reflects, in part, the effects of two temporary items. The first is an increase in freight allowances to certain customers for freight diversion charges. These charges were incurred by those customers in shipping their EAF dust greater distances to those of our recycling facilities that had not been temporarily idled during the current economic downturn. As we resumed operations at our idled facilities, these charges diminished. The second is related to EAF dust received and processed in April and May of 2009 that generated no revenue. This EAF dust was associated with the purchase of the customer contracts from ESOI in June 2009. EAF dust receipts for 2009 declined 19.4% to 408,967 tons compared to 507,170 tons for 2008, reflecting the sharp drop in steel production that began in the fourth quarter of 2008 and continued into 2009. According to data from the American Iron & Steel Institute, reported steel production for 2009 declined 37.2% from 2008.

Cost of sales (excluding depreciation).  Cost of sales decreased $127.0 million, or 36.0%, to $226.2 million for 2009, compared to $353.2 million for 2008. As a percentage of net sales, cost of sales was 104.4% for 2009, compared to 79.2% for 2008. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. The change in percentage also reflects the effect of decreased production on our cost per ton. Excluding the effect the hedges had on our net sales, cost of sales would have been 99.0% and 94.3% of net sales in fiscal 2009 and 2008, respectively.

The cost of zinc material and other products sold decreased $129.1 million, or 38.0%, to $210.6 million for 2009, compared to $339.7 million for 2008. The decrease was primarily the result of a $63.4 million decrease in shipment volume across all major product lines, a $43.1 million decrease in the cost of products shipped and an $27.6 million decrease in recycling and other costs. The decreases reflect lower feed costs and lower conversion costs for 2009 compared to 2008. Purchased feed costs were reduced by $50.5 million, reflecting both the lower LME average zinc price as well as the lower price of purchased feeds we pay expressed as a percentage of the LME. The reduction in our purchased feed costs also reflects a 33.0% reduction in the number of tons of purchased feed consumed and a reduction in the percentage of purchased feed used in our feed mix. The cost of zinc material and other products sold for 2009 include a $1.0 million write-down of certain machinery and equipment and supplies inventories primarily at our Beaumont, Texas recycling facility. Our cost of zinc material and other products sold for 2008 include a $9.0 million LCM adjustment relating to a write-down of inventory values during the fourth quarter.

Our conversion costs were $56.3 million lower in 2009 than in 2008. The reduction reflects a $24.2 million decrease in utility costs, a $9.4 million reduction in labor costs and a $12.0 million reduction in maintenance and supplies costs. These reductions were driven primarily by our cost reduction initiatives along with lower production levels for 2009 as compared to 2008 in response to the economic slowdown that accelerated in the fourth quarter of 2008 and continued into 2009. Although our conversion costs declined, a portion of them do not change proportionally with changes in volume. Therefore our conversion cost per ton increased as the decline in our production occurred faster than the decline in our conversion costs through the first three quarters of 2009. The increase was partially offset in the fourth quarter of 2009 as our conversion costs continued to decline compared to those in the fourth quarter of 2008 while our production in the fourth quarter of 2009 increased relative to the fourth quarter of 2008.

The cost of EAF dust services increased $2.0 million, or 14.8%, to $15.5 million for 2009, compared to $13.5 million for 2008 primarily reflecting an increase in transportation costs partially offset by a reduced volume of EAF dust received.

Depreciation.  Depreciation expense increased $3.2 million, or 24.9%, to $16.0 million for 2009, compared to $12.8 million for 2008. The increase reflects the increased capital expenditures during the twelve months ended December 31, 2009.

Selling, general and administrative expenses.  Selling, general and administrative expenses decreased $1.1 million to $17.1 million for 2009, compared to $18.2 million for 2008. The decrease reflects primarily a reduction in labor and benefit costs of $2.7 million resulting from a workforce reduction, partially offset by a $1.2 million increase in legal and professional fees reflecting costs incurred related to acquisition activity in 2009.

Interest expense.  Interest expense increased $0.8 million to $2.3 million for 2009, compared to $1.5 million for 2008. The increase reflects accretion expense of $0.4 million associated with the liability we incurred to purchase the ESOI EAF dust contracts in June of 2009. The increase also reflects higher fees under our credit facility during the second half of the year and the write-off of the remaining deferred finance charges associated with our credit facility, which we terminated in December of 2009. The facility was originally scheduled to expire in July 2010.

Interest and other income.  Interest and other income decreased $1.0 million for 2009. The decrease was attributable primarily to a $1.3 million decrease in interest earned on excess cash in a lower interest rate environment and a $0.3 million decrease in scrap sales partially offset by a $0.6 million decrease in losses related to asset disposals.

Income tax (benefit) provision.  Our income tax benefit was $16.7 million for 2009, compared to a provision for income taxes of $22.6 million for 2008. Our effective tax rates were (37.8%) for 2009 and 36.5% for 2008. The tax rate for the nine months ended September 30, 2009 was (33.3%). The significant increase in rates was primarily the result of recently enacted tax law changes in the fourth quarter of 2009 as well as to changes in estimates and corrections to certain deferred tax items. The changes will allow us to carry back the 2009 losses five years versus two years, which reduces the negative impact of losing the domestic production activities deduction benefit in earlier years.

Net income (loss).  For the reasons stated above, we incurred a net loss of $27.5 million for 2009, compared to net income of $39.4 million for 2008.

Year Ended December 31, 2008 Compared with Year Ended December 31, 2007

Net sales.  Net sales decreased $99.7 million, or 18.3%, to $445.9 million for 2008 compared to $545.6 million for 2007. The net decrease was attributable to a $181.5 million decrease in price realization and a $3.7 million decrease in co-product and miscellaneous sales. Partially offsetting our decreases in net sales was a $9.0 million net increase in sales volume reflecting increases in shipments of metal and powders and in EAF dust receipts and a decrease in shipments of zinc oxide. Additionally, our hedging activity increased our net sales by $76.5 million. The average premium to the LME on zinc products sold for 2008 versus 2007 declined for zinc metal but improved for zinc oxide. Zinc product shipments for 2008 were 153,936 tons, or 138,901 on a zinc contained basis, compared to 152,745 tons, or 136,698 tons on a zinc contained basis for 2007.

The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the settlement of our put options and the non-cash mark to market adjustments of our open hedge positions, was $1.07 per pound for 2008 compared to $1.73 per pound for 2007. The decrease in 2008 reflected the $0.62 per pound, or 42.2%, decline, in the average LME zinc price from 2007. The decline was particularly sharp in the fourth quarter of 2008, when it declined $0.26 per pound, or 41.9% of the total change from 2007. The decline reflected the general economic slowdown that began in December 2007 and that continued through 2008.

Our hedging positions partially mitigated the fluctuations in our revenues caused by the changing LME zinc prices. For 2008, our revenues were increased by favorable non-cash mark to market adjustments of $11.2 million on our hedge positions. In October of 2008, our revenues were further increased by a $50.3 million gain on the sale of our 2009 zinc put options. We received $64.5 million in cash from the sale. Finally, our revenues were increased for option hedge positions that settled during the year for $9.8 million in excess of their previously recorded market values. We received $29.5 million in cash payments at settlement. For 2007, our revenues were decreased by an unfavorable non-cash mark to market adjustment of $5.2 million on our hedge positions. We made $1.3 million in cash payments at settlement.

Net sales of zinc metal decreased $81.4 million, or 36.0%, to $145.0 million for 2008 compared to $226.3 for 2007. The decrease was primarily attributable to a $101.0 million decrease in price realization reflecting the 42.2% decline in the LME average zinc price in 2008 from 2007. Partially offsetting the decrease in price realization was a $19.6 million increase in shipment volume. The sales volume increase was driven by an increase in tons shipped to our customers in the brass and battery manufacturing related businesses as well as the strong hot-dipped galvanizing market through the third quarter of 2008. Shipments slowed significantly in the fourth quarter as the hot-dipped galvanizing and brass markets softened due to weakened demand for our customers’ products and services.

Net sales of zinc oxide decreased $94.7 million, or 38.7%, to $149.9 million for 2008 compared to $244.6 million for 2007. The decrease was attributable to a $79.3 million decrease in price realization due primarily to lower average LME zinc prices in 2008 versus 2007 partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The average LME zinc price was $0.85 per pound for 2008 compared to $1.47 per pound for 2007. We realized a premium to the LME on sales of zinc oxide in both 2008 and 2007, reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. A $15.4 million decrease in shipment volume further reduced our net sales for 2008. The volume decrease was mainly caused by decreased shipments to our largest tire customers reflecting the general slowdown in the market, particularly in the fourth quarter.

Net sales of zinc and copper-based powder decreased $0.2 million, or 1.6%, to $12.7 million for 2008, compared to $12.9 million for 2007. This decrease was attributable to decreases in both shipment volumes and price realization.

Revenues from EAF dust recycling increased $3.9 million, or 8.6%, to $49.1 million for 2008 compared to $45.2 million for 2007. Increased volume led to an increase in revenues of $4.8 million. The increased volume primarily reflected increased steel production by our EAF customers through the third quarter of 2008. Steel production declined significantly in the fourth quarter reflecting the general economic slowdown. EAF dust revenues for 2008 were based on 507,170 tons versus 458,052 tons for 2007. A 1.9% decrease in price realization reduced revenues by $1.0 million.

Cost of sales (excluding depreciation).  Cost of sales decreased $20.2 million, or 5.4%, to $353.2 million for 2008, compared to $373.4 million for 2007. As a percentage of net sales, cost of sales was 79.2% for 2008, compared to 68.4% for 2007. The change in percentage reflected the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. Excluding the effect the hedges had on our net sales, cost of sales would have been 94.3% and 67.8% of net sales in 2008 and 2007, respectively.

The cost of zinc material and other products sold decreased $27.3 million, or 7.4%, to $339.7 million for 2008, compared to $367.0 million for 2007. The decrease was primarily a result of a net $34.7 million decrease in the cost of produced metal, oxide and powders shipped in 2008 compared to 2007, a $4.6 million decrease in cost of brokered metal shipped and a $9.7 million decrease in the shipment volume of zinc oxide. These decreases were partially offset by a $15.4 million increase in shipment volume of produced metal and a $8.0 million increase in our recycling and other costs. The $34.7 million cost decrease was driven primarily by a $62.3 million decrease in purchased feed costs partially offset by a $17.8 million increase in conversion costs. In 2008, we reduced the number of purchased feed tons consumed by 15.7%. We also reduced the percentage of purchased feed used in our feed mix to 36.2% in 2008 from 40.8% in 2007. Our smelter recovery in 2008 improved to 92.5% from 90.2% for 2007. We consumed 4.8% less feedstock in 2008 than 2007 partly in response to our efforts to reduce our usage of purchased feed and partly due to our reduced production level resulting from the reduced demand for our products. Our purchased feed costs were further reduced by the decline in the LME average zinc price compared to 2007.

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

The cost of EAF dust services increased $7.1 million, or 111.7%, to $13.5 million for 2008, compared to $6.4 million for 2007. The increase was the result of a $6.4 million increase in the cost of the services provided reflecting primarily an increase in fuel and transportation costs and a $0.7 million increase in volume of EAF dust received.

Depreciation.  Depreciation expense increased $2.6 million, or 26.1%, to $12.8 million for 2008 compared to $10.2 million for 2007. The increase reflected the increase in assets placed in service during 2008, most notably the kiln expansion project at our Rockwood, Tennessee facility which was completed and placed into service in January 2008.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $2.5 million to $18.2 million for 2008, compared to $15.7 million for 2007. The increase reflected primarily increased legal and audit expenses and other costs associated with our public company status, namely activities associated with our Sarbanes-Oxley implementation, directors’ fees and public company filing fees not incurred for the full year of 2007 and an increase in bad debt expense. Non-cash compensation expense included in selling, general and administrative expenses was $1.7 million and $1.4 million for 2008 and 2007, respectively.

Interest expense.  Interest expense decreased $6.1 million to $1.5 million for 2008, compared to $7.6 million for 2007. The decrease was attributable primarily to lower debt levels in 2008. Substantially all of our debt was repaid in the second and third quarters of 2007 in conjunction with a private placement of our common stock in April 2007 and the initial public offering of our common stock in August 2007.

Interest and other income decreased $1.2 million for 2008. The decrease was attributable primarily to a decrease in interest earned on excess cash during 2008 and a $0.7 million loss on disposal of miscellaneous assets in 2008.

Income tax provision.  Our income tax provision was $22.6 million for 2008, compared to $51.1 million for 2007. Our effective tax rates were 36.5% for 2008 and 36.1% for 2007.

Net income.  For the reasons stated above, our net income decreased to $39.4 million for 2008, compared to $90.7 million for 2007.

Liquidity and Capital Resources

We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $31.5 million related to the following three items. The first is the New Markets Tax Credit (“NMTC”), the second is the financial assurance associated with the ESOI customer contracts purchased by us and the third is the collateral for our new letters of credit, all of which are described below. The portion that is unrestricted is available to satisfy our liquidity and capital requirements. We believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We believe we could obtain a new credit facility and reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Year Ended December 31, 2009

Our balance of cash and cash equivalents at December 31, 2009, excluding the $31.5 million of restricted cash, was $95.5 million, a $27.3 million decrease from the December 31, 2008 balance of $122.8 million. In December 2008, we purchased $40.0 million of commercial paper from a major U.S. bank to mitigate the risk associated with the concentration of our cash balance with a single U.S. bank. In January 2009, we purchased an additional $20.0 million of commercial paper with a second major U.S. bank. The commercial paper carried interest rates ranging from 0.3% to 0.4% and had various maturity dates through July 7, 2009. A portion was reinvested in new commercial paper with maturity dates through August 10, 2009 with similar interest rates. The funds were not reinvested in commercial paper as they matured. The commercial paper was guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covered eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012.

In June 2009, we began purchasing certificates of deposit with maturities ranging from four weeks to thirteen weeks and having interest rates ranging from 0.3% to 1.10%. We purchased them through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by conveniently investing in certificates of deposit in amounts covered by the FDIC. Under the program the depositor invests one amount with a financial institution participating in the CDARS program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC. As they matured, a portion of the funds were reinvested in certificates of deposit through CDARS having similar maturities and interest rates. The remaining funds were invested in a money market demand account. As of December 31, 2009, we had $20.0 million invested in certificates of deposit having four week maturities and an interest rate of 0.4% and $30.1 million invested in the money market demand account with an interest rate of 1.25%. The certificates of deposit matured in January 2010 and the funds were invested in the money market demand account.

In December 2009, we invested $35.0 million in a liquidity management fund through a U.S. financial institution. The fund invests in obligations guaranteed by the U.S. Treasury only and does not invest in repurchase agreements. The fund seeks to provide high levels of current income, liquidity and stability of principal. We expect to continue to invest our cash in secured positions.

In June 2009, we purchased the customer contracts related to the EAF dust collection business of ESOI for $11.7 million. We expect the cost of the zinc units recovered from the EAF dust under these contracts will be lower than the cost of zinc units we would need to purchase. As part of the purchase, we obtained a standard agreement from ESOI not to compete in the EAF dust collection business for a period of 17 years. We paid $3.0 million on the effective date with the balance of the purchase price to be paid in a series of annual fixed and quarterly variable payments through 2025. The payments have been discounted using rates of approximately 11.8% and 16.0% for the fixed and variable payments, respectively. At December 31, 2009 the net present value of the payments was approximately $7.6 million, of which $1.7 million was recorded as a current liability and $5.9 million was recorded as a non-current liability. We are required to provide security in the amount of $4.0 million for the fixed payment stream until December 31, 2010 at which time the amount of the security will be reduced to $2.5 million. On July 30, 2009 we placed $4.0 million into an escrow account to satisfy the requirement.

On June 4, 2009 and again on June 30, 2009, we amended our financing agreement. The June 4, 2009 amendment enabled us to participate in the New Markets Tax Credit Program (“NMTC”) to help us fund our expansion project in Barnwell, South Carolina. The June 4, 2009 amendment also increased our borrowing costs and increased the threshold below which we would be required to comply with certain financial covenants under our revolving credit facility (the “Revolver”). The June 30, 2009 amendment primarily reduced the amount of borrowing available to us under the Revolver by $30.0 million, from $75.0 million to $45.0 million. In July 2009, we requested an advance on our Revolver which was not honored by the agent, resulting in the lender being in default under our financing agreement. The default was cured shortly afterward. On November 1, 2009, the lender voluntarily filed a prepackaged plan of reorganization with the U.S. Bankruptcy Court for the Southern District of New York. On December 11, 2009 we terminated the financing agreement, which was scheduled to expire on July 15, 2010. We expect the termination to reduce our financing costs in 2010 by approximately $0.2 million in unused line of credit fees and collateral management fees. We believe that we currently have adequate liquidity based on our expected cash flow and our cash on-hand and will be able to obtain a new financing agreement with a revolving credit facility, if necessary.

The letters of credit outstanding under the Revolver were cancelled in October and December 2009 and replaced with letters of credit in the amount of $14.7 million. We issued an additional letter of credit in the amount of $5.9 million to satisfy the environmental financial assurance requirements we assumed in connection with our purchase of INMETCO. As of December 31, 2009, we had $20.6 million in letters of credit outstanding that were backed by $21.6 million in restricted cash.

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

Cash Flows from Operating Activities

Our operations used a net $6.7 million in cash for 2009, reflecting the dramatic economic downturn that began in the fourth quarter of 2008 and the overall economic weakness in 2009. The LME average price of zinc during 2009 was lower than 2008, however it increased 115.8% during 2009 from a low of $0.50 per pound for December 2008 to a high of $1.08 for December 2009. This use of cash by operating activities included the purchase of put options for 2010 at a cost of $5.3 million and the first scheduled annual fixed payment under the ESOI acquisition of $1.4 million.

Our investment in working capital at December 31, 2009, excluding the acquisition of INMETCO, decreased $31.2 million, or 19.4%, from December 31, 2008. The decrease includes decreases in cash and cash equivalents, inventory and deferred income taxes, partially offset by increases in accounts receivable and in prepaid expenses and other current assets.

The decrease in cash and cash equivalents primarily reflects the acquisitions of INMETCO and the EAF dust contracts from ESOI, capital spending and increases in restricted cash, partially offset by the successful underwritten public offering of our stock in September of 2009. The reduction in inventory reflects decreases of 64.8%

and 65.5% in the cost and volume, respectively, of zinc-based purchased feeds inventory and decreases of 92.0% and 93.2% in the cost and volume, respectively, of our zinc-based work in process inventory. The cost of our zinc-based finished goods inventory declined 3.6% versus a 31.7% decline in volume, reflecting lower production and sales volumes for 2009 partially offset by the increase in the LME average price of zinc in 2009.

The increase in prepaid expenses and other current assets consists primarily of a $20.4 million income tax receivable, partially offset by an unfavorable, non-cash fair value adjustment of $11.4 million on our zinc put options. We purchased the put options in October of 2008 and throughout 2009 to protect our cash flows from declines in the LME price of zinc. The options settle monthly. We are entitled to receive the amount, if any, by which the option strike price exceeds the average LME price of zinc during the preceding month. During 2009, the average LME zinc price exceeded the strike price, consequently the options purchased for 2009 settled with no payment due to us. The strike prices were $0.50 per pound for the options expiring in 2009 and are $0.65 per pound for the options expiring in 2010.

Cash Flows from Investing Activities

Cash used in investing activities was $104.9 million for 2009. Capital expenditures were $37.2 million and included $25.4 million related to the construction of two kilns in South Carolina, an increase of $31.5 million in restricted cash, $3.0 million in expenditures related to the purchase of the EAF dust collection business of ESOI and $33.2 million for the acquisition of INMETCO.

Our funding of restricted cash is related to the NMTC financing of the development of the South Carolina project site, a $4.0 million deposit into an escrow account as security for the fixed portion of the payments in connection with the ESOI purchase and $21.6 million related to letters of credit we issued in September and December of 2009. The projected completion date of the first South Carolina kiln is currently the second quarter of 2010. The development of the South Carolina project site is expected to be completed and the $5.9 million in restricted cash released within the next twelve months. The letters of credit were issued to replace the letters of credit outstanding under our credit facility, which we cancelled in December of 2009, and to satisfy the environmental financial assurance requirement we assumed in connection with our purchase of INMETCO.

We funded capital expenditures with cash on hand. Our current capital expenditure plan for 2010 is approximately $45.0 million, of which approximately $25.0 million will be related to the construction of the new kilns in South Carolina.

Cash Flows from Financing Activities

Our financing activities for 2009 provided a net $84.4 million in cash. In September we successfully completed an underwritten public offering of 8,050,000 shares of common stock at $10.50 per share, including 1,050,000 shares sold pursuant to the underwriters’ exercise of their over-allotment option to purchase additional shares. We received approximately $79.8 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses.

The financing received in connection with the South Carolina project through the NMTC program totaled $5.9 million and consisted of an equity contribution of $5.6 million, of which $0.3 million relates to our commitment to purchase the equity at the end of the NMTC program’s seven year investment period in the project. Additionally, a portion of the $5.9 million in financing consisted of a seven-year $0.3 million loan. The commitment is classified as a non-current liability and the note payable is classified as long-term debt on our consolidated balance sheet. We incurred $0.8 million in equity issuance costs which were deducted from the equity proceeds. The net proceeds were $4.5 million.

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

Our credit facility consists of a $75.0 million revolving credit facility which expires in 2010. Currently we do not expect to encounter difficulties in renewing the facility, although it may be at higher financing costs. At December 31, 2008, we had no outstanding borrowings under the revolver and had $35.1 million in availability. We are subject to various financial covenants in our credit facility. If the average net availability for any consecutive ten day period is less than $5.0 million, then our consolidated senior leverage ratio must be not higher than 5.50 to 1.00, our consolidated fixed charge coverage ratio must be not less than 1.00 to 1.00, and for each quarter, our EBITDA for the previous twelve months must be higher than $13.4 million. Finally, if the average net availability for the calendar month of December of each respective year is less than $30.0 million, then our capital expenditures for 2008, 2009 and 2010 may not exceed $120.0 million, $70.0 million and $25.0 million, respectively. At December 31, 2008, we were in compliance with all covenants under the agreement governing the credit facility.

At December 31, 2008, we had put options in place for approximately 90,000 tons of zinc to protect our cash flows in 2009 in the event the average LME zinc price falls below $0.50 per pound in any given month. An equal portion of the put options expire each month in 2009. See “Cash Flows from Operating Activities” and Note T of our Consolidated Financial Statements for a more detailed discussion of our put options.

Cash Flows from Operating Activities

Our operations generated a net $94.0 million in cash for 2008. Net income and non-cash items totaled $56.3 million. Although the LME average price of zinc during 2008 declined 53.2% from the average level for the month of December 2007, it was at historically high levels during the first nine months of 2008 and contributed to our positive cash flow from operations for the period. The decline in the LME average price of zinc during the period contributed to the decrease in accounts receivable and inventory. In addition, a decrease in finished goods inventory tons contributed to further reductions in inventory.

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

Similar put options for 90,000 tons (7,500 tons monthly) were purchased during the first four months of 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million. In

October of 2008, we sold the put options primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008, of which $19.7 million was recognized in the first nine months and $30.6 million was recognized in the fourth quarter. We subsequently purchased similar options having a strike price of $0.50 per pound for 2009 for the same quantity of tons for a cost of approximately $10.5 million. See Note T of our Consolidated Financial Statements.

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

Cash Flows from Financing Activities

Our financing activities for 2008 provided a net $3.3 million in cash resulting from the exercise of employee stock options and the related tax benefit. During the period, options underlying approximately 478,000 shares were exercised at an average exercise price of $2.10 per share.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2009:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)

Long-term debt obligations (excluding interest)	$0.3	$—	$—	$—	$.3
Purchase obligations	19.0	19.0	—	—	—
Operating lease obligations	16.0	4.2	6.1	3.9	1.8
Executive compensation	3.2	1.6	1.6	—	—
Other long-term liabilities	17.4	1.7	2.3	2.2	11.2

Total	$55.9	$26.5	$10.0	$6.1	$13.3

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases and letters of credit. As of December 31, 2009, we had letters of credit outstanding in the amount of $20.6 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by $21.6 million in restricted cash.

Inflation

Inflation can affect us primarily as it relates to material purchases, energy, labor and other costs. We do not believe that inflation has had a material effect on our business, financial condition or results of operations in recent years. However, if our costs were to become subject to significant inflationary pressures, either as described above or otherwise, we may not be ably to fully offset such higher costs through price increases.

Seasonality

Due in large part to the diverse end-markets into which we sell our products and services, our sales are generally not impacted by seasonality with the exception of a slight reduction in demand in the fourth quarter of the year as some customers reduce production during the period.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to potential losses arising from changes in and the prices of zinc, lead, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the prices of zinc and lead for 2009 and 2008.

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

In December 2007, we purchased put options for 2008 for a financial hedge for approximately 90,000 tons of zinc, (7,500 tons monthly), or approximately 60% of our anticipated 2008 sales volume. The cost of these options was approximately $13.3 million. The options settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $1.00 per pound for the duration of 2008, exceeded the average LME price for zinc during the preceding month. Similar put options for 90,000 tons, (7,500 tons monthly) were purchased in 2008 for each of the 12 months of 2009 with a $0.90 per pound strike price, for a cost of approximately $14.2 million.

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

In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010. The cost of the options was $5.3 million and they have a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of our anticipated sales volume for 2010. The options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective (provided that the evaluation did not include an evaluation of the effectiveness of the disclosure controls and procedures for INMETCO which we acquired on December 31, 2009) to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. In conducting management’s evaluation of its internal control over financial reporting, management has excluded, due to the timing of the acquisition, the operations of INMETCO from its December 31, 2009 Sarbanes-Oxley 404 review. INMETCO constituted approximately 12.5% of our total assets as of December 31, 2009 and 0% of our total revenues for the year ended December 31, 2009. We believe that management had sufficient cause to exclude the acquisition due to the fact that INMETCO was acquired on December 31, 2009. Based on our assessment, management believes that, as of December 31, 2009, our internal control over financial reporting, excluding INMETCO as discussed above, is effective based on those criteria.

The independent registered public accounting firm which audited our financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. Please see “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited Horsehead Holding Corp. (a Delaware Corporation) and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of The International Metals Reclamation Company (“INMETCO”), a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 12.5 and zero percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2009. As indicated in management’s report, INMETCO was acquired on December 31, 2009 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excludes internal control over financial reporting of INMETCO.

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

In our opinion, Horsehead Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 of Horsehead Holding Corp. and Subsidiaries, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2009, and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 16, 2010

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

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

The information required by this item may be found in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2010 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

None

All remaining schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits.  See Exhibit Index appearing on page E-1 for a list of exhibits filed with or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2010.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 16, 2010.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horsehead Holding Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 16, 2010

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008
(Amounts in thousands, except per share amounts)

	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$95,480	$122,768
Accounts receivable, net of allowance of $2,032 and $750 in 2009 and 2008, respectively	40,652	30,446
Inventories	39,908	47,209
Prepaid expenses and other current assets	25,195	15,842
Deferred income taxes	175	4,925

Total current assets	201,410	221,190
Property, plant and equipment, net	191,307	136,141
Other assets
Intangible assets	13,758	—
Restricted cash	31,536	—
Deferred financing costs, net of accumulated amortization of $1,200 in 2008	—	999
Deposits and other	251	148

Total other assets	45,545	1,147

Total assets	$438,262	$358,478

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$58	$62
Accounts payable	33,486	35,285
Accrued expenses	24,411	24,931

Total current liabilities	57,955	60,278
Long-term debt, less current maturities	255	58
Other long-term liabilities	18,865	10,257
Deferred income taxes	15,770	1,326
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares with voting rights authorized; 43,334 and 35,253 shares issued and outstanding in 2009 and 2008, respectively	433	352
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	211,517	129,741
Retained earnings	128,995	156,466

Total stockholders’ equity before noncontrolling interest	340,945	286,559

Noncontrolling interest	4,472	—

Total stockholders’ equity	345,417	286,559

Total liabilities and stockholders’ equity	$438,262	$358,478

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands, except per share amounts)

	2009	2008	2007

Net sales of zinc material and other goods	$183,949	$396,810	$500,362
EAF dust service fees	32,581	49,111	45,217

Net sales	216,530	445,921	545,579
Cost of sales of zinc material and other goods (excluding depreciation)	210,642	339,726	366,973
Cost of EAF dust services	15,529	13,522	6,386

Cost of sales (excluding depreciation)	226,171	353,248	373,359
Depreciation	15,982	12,797	10,150
Selling, general and administrative expenses	17,080	18,184	15,688

Total costs and expenses	259,233	384,229	399,197
Income (loss) from operations	(42,703)	61,692	146,382
Other income (expense)
Interest expense	(2,340)	(1,474)	(7,589)
Interest and other income	883	1,871	3,037

	(1,457)	397	(4,552)
Income (loss) before income taxes	(44,160)	62,089	141,830
Income tax provision (benefit)	(16,689)	22,647	51,147

NET INCOME(LOSS)	$(27,471)	$39,442	$90,683

Earnings (loss) per common share:
Basic	$(0.73)	$1.12	$3.13
Diluted	$(0.73)	$1.12	$2.85
Weighted average shares outstanding:
Basic	37,604	35,089	28,985
Diluted	37,604	35,287	31,848

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit)	Interest	Total

Balance at January 1, 2007	22,026	220	23,433	26,341	—	49,994
Equity offering	18,554	186	249,287	—	—	249,473
Stock warrant redemption	5,938	59	—	—	—	59
Stock option exercise	394	4	715	—	—	719
Common stock repurchase	(12,151)	(121)	(152,437)	—	—	(152,558)
Restricted stock grant	14	—	123	—	—	123
Stock compensation expense	—	—	1,300	—	—	1,300
Excess tax benefit of stock option exercise	—	—	2,261	—	—	2,261
Net income	—	—	—	90,683	—	90,683

Balance at December 31, 2007	34,775	348	124,682	117,024	—	242,054
Stock option exercise	478	4	1,000	—	—	1,004
Stock compensation expense	—	—	1,739	—	—	1,739
Excess tax benefit of stock option exercise	—	—	2,320	—	—	2,320
Net income	—	—	—	39,442	—	39,442

Balance at December 31, 2008	35,253	352	129,741	156,466	—	286,559
Restricted stock vesting	19	1	(1)	—	—	—
Stock option exercise	12	—	12	—	—	12
Equity offering	8,050	80	79,705	—	—	79,785
Stock compensation expense	—	—	2,153	—	—	2,153
Contribution by noncontrolling interest	—	—	—	—	4,472	4,472
Reduction of tax benefit of equity award exercise	—	—	(93)	—	—	(93)
Net loss	—	—	—	(27,471)	—	(27,471)

Balance at December 31, 2009	43,334	$433	$211,517	$128,995	$4,472	$345,417

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007
(Amounts in thousands)

	2009	2008	2007

Cash Flows from Operating Activities:
Net income (loss)	$(27,471)	$39,442	$90,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,981	13,463	12,656
Deferred income tax provision (benefit)	9,486	770	(4,865)
Accretion on ESOI liabilities	366	—	—
Deferred interest payable	—	—	269
Losses on write down or disposal of assets	1,153	665	—
Losses (gains) on derivative financial instruments	11,997	(8,746)	5,153
Lower of cost or market adjustment to inventories	—	8,994	—
Non-cash compensation expense	2,153	1,739	1,423
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(1,152)	21,027	19,962
Decrease (increase) in inventories	13,760	13,715	(12,330)
(Increase) decrease in prepaid expenses and other current assets	(24,827)	8,180	(9,181)
(Increase) decrease in other assets	(49)	83	(84)
(Decrease) in accounts payable	(5,135)	(2,173)	(1,317)
(Decrease) increase in accrued expenses	(3,807)	(833)	5,539
(Decrease) in other non-current liabilities	(188)	(2,319)	(5,333)

Net cash (used in) provided by operating activities	(6,733)	94,007	102,575
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(37,151)	(50,671)	(45,288)
Purchase of INMETCO, net of cash	(33,237)	—	—
Purchase of intangibles	(3,000)	—	—
Increase in restricted cash	(31,536)	—	—

Net cash used in investing activities	(104,924)	(50,671)	(45,288)
Cash Flows from Financing Activities:
Proceeds from equity offering, net of expenses	79,785	—	249,473
Common stock repurchase	—	—	(152,558)
Proceeds from exercise of warrants and options	12	1,004	778
Proceeds from noncontrolling interest equity holders	4,472	—	—
Tax effect of share based compensation award exercise and vesting	(93)	2,320	—
Net (payments on) proceeds from revolving credit facility	—	—	(14,398)
Proceeds from issuance of notes payable	255	—	—
Payments on notes payable and long-term debt	(62)	(61)	(65,371)

Net cash provided by financing activities	84,369	3,263	17,924

Net (decrease) increase in cash and cash equivalents	(27,288)	46,599	75,211
Cash and cash equivalents at beginning of year	122,768	76,169	958

Cash and cash equivalents at end of year	$95,480	$122,768	$76,169

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008
and for the Years Ended December 31, 2009, 2008 and 2007
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

The Company is a producer of specialty zinc and nickel-based products sold primarily to customers throughout the United States of America. It is also the largest recycler of electric arc furnace dust in the United States and a leading U.S. recycler of hazardous and non-hazardous waste for the specialty steel industry. It also provides short-line railroad service for the movement of materials for both Horsehead Corporation and outside customers.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Horsehead and its wholly-owned subsidiaries, Horsehead Corporation (“HC”), Chestnut Ridge Railroad Corp., Horsehead Zinc Recycling, LLC, Horsehead Metals Development, LLC, Horsehead Materials Recycling, LLC and The International Metals Reclamation Company (“INMETCO”). Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant items requiring the use of management estimates and assumptions relate to inventory reserves, bad debt reserves, environmental and asset retirement obligations, workers’ compensation liabilities, reserves for contingencies and litigation and fair value of financial instruments and business acquisitions. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenues from the sale of finished goods at the point of passage of title or risk of loss, which is generally at the time of shipment. The Company’s service fee revenue is generally recognized at the time of receipt of electric arc furnace (“EAF”) dust, which the Company collects from steel mini-mill operators.

The components of net sales for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Zinc material goods	$176,628	$380,685	$480,993
Service fee revenue	32,581	49,111	45,217
Other	7,321	16,125	19,369

	$216,530	$445,921	$545,579

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net sales from one customer represents $56,762 of the company’s 2007 consolidated net sales. No other customer exceeded 10% of consolidated net sales for 2009, 2008 and 2007. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber and mini-mill markets.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In 2009, the Company wrote off $206 in uncollectable accounts and recovered $13 of previously written off balances. The provision for bad debt expense was $1,475, $327 and $(433) for 2009, 2008 and 2007, respectively. The accounts receivable balances at December 31, 2009 and 2008 include amounts due totaling $742 and $7,510 from the Company’s hedge counter-parties resulting from the settlement of open positions. The receivables were collected in January 2010 and 2009, respectively.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, zinc products and supplies and spare parts, are valued at the lower-of-cost-or-market (“LCM”) using a moving average cost method. Raw materials are purchased as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc and nickel are traded as commodities on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for LCM adjustments, the Company considers the forward metals prices as quoted on the LME as of the balance sheet date to determine if an LCM adjustment is required.

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is provided using the straight-line method. Ordinary maintenance and repairs are expensed as incurred; replacements and betterments are capitalized if they extend the useful life of the related asset. The estimated useful lives of property, plant and equipment are as follows:

Buildings, land and building improvements	3 - 40 years
Machinery and equipment	3 - 30 years

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company reviews the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. There were no such events or circumstances during 2008 and 2007 and therefore no impairment write-downs were charged to operations. See Note F for a discussion of asset write-downs in 2009.

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

Asset Retirement Obligations

The fair values of asset retirement obligations are recognized in the period they are incurred if a reasonable estimate of fair value can be made. Asset retirement obligations primarily relate to environmental remediation at three Company locations. The liability is estimated based upon cost studies prepared to estimate environmental remediation upon closure and for purposes of obtaining state permits to operate the facilities. The liability is discounted using the Company’s estimated credit-adjusted risk free interest rate at the time the obligations are recognized.

Income Taxes

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

Stock-Based Compensation

The Company has a stock-based compensation plan and an equity incentive plan which are more fully described in Note S. Employee stock options granted on or after January 1, 2006 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model.

Financial Instruments

The following methods are used to estimate the fair value of the Company’s financial instruments:

Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments.

The Company enters into certain financial swap and financial option instruments that are carried at fair value. The Company recognizes changes in fair value within the consolidated statements of operations as they occur (see Note T).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company does not purchase, hold or sell derivative financial instruments unless it has an existing asset or obligation or anticipates a future activity that is likely to occur and will result in exposing it to market risk. The Company uses various strategies to manage its market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from the Company’s primary business activity. The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets.

The Company is exposed to credit loss should counter-parties with which it has entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize this risk the Company uses highly rated counter-parties that meet certain requirements.

Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2009, 2008 and 2007 approximated $797, $714 and $5,045, respectively. Cash paid for income taxes in 2009, 2008 and 2007 approximated $753, $19,281 and $51,194, respectively.

Recently Issued Accounting Standards

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

In June 2009, the FASB issued updated guidance centering around consolidation of variable interest entities. The updated guidance includes: a requirement for an enterprise to perform a analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; a requirement for an enterprise to perform ongoing reassessments of whether it is the primary beneficiary of a variable interest entity and provides guidance for determining whether an entity is a variable interest entity. The update is effective for fiscal years beginning after November 15, 2009, and for interim periods within the first annual reporting period. The Company is currently evaluating the effects it may have on its consolidated financial statements.

In May 2009, the FASB issued guidance that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The update had no significant effect on the Company’s consolidated financial statements.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

NOTE C —	EQUITY OFFERINGS AND STOCK REPURCHASE

On April 12, 2007, the Company completed the private placement of 13,974 shares of its common stock at a price of $13.50. The net proceeds for the total offering were $174,258 and were used to repurchase the shares of its common stock held by its pre-November 2006 stockholders and to redeem all of the Company’s outstanding warrants.

In August 2007, the SEC declared the Company’s registration statement on Form S-1 effective. The registration statement relates to the resale from time to time of 29,860 of previously unregistered shares of the Company’s common stock issued in its earlier private placements. The Company did not receive any proceeds from the registration of those shares.

On August 15, 2007, the Company completed an initial public offering of shares of its common stock. The SEC declared the Registration Statement for the initial public offering effective on August 9, 2007. Pursuant to this Registration Statement, the Company registered a total of 5,597 shares of common stock, of which it sold 4,581 shares and certain selling stockholders sold 1,016 shares. At the public offering price of $18.00 per share, the aggregate price of the shares of common stock sold by the Company was $82,457. The net proceeds realized by the Company from the offering, after accounting for underwriting discounts and commissions and expenses relating to the offering, were approximately $75,371. The Company used a portion of the net proceeds to retire substantially all debt and used the remaining proceeds to fund capital expansion and improvements and for general corporate purposes.

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

NOTE D —	ACQUISITION OF BUSINESSES

In June 2009, the Company purchased the customer contracts related to the electric arc furnace (“EAF”) dust collection business of Envirosafe Services of Ohio Inc. (“ESOI”) for $11,704. As part of the purchase, the Company obtained a standard agreement from ESOI not to compete in the EAF dust collection business for a period of

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seventeen years. The Company paid $3,000 on the effective date with the balance of the purchase price to be paid in a series of annual fixed and quarterly variable payments through 2025. The purchase price was allocated as follows:

Customer contracts	$10,915
Non-compete agreement	789

Total assets purchased	$11,704

Purchase price	$11,704

On December 31, 2009, the Company purchased all of the issued and outstanding capital stock of INMETCO, from Vale Inco Americas Inc. Under the terms of the stock purchase agreement, the Company estimates that it will pay cash of $38,802, of which $33,237, net of cash acquired, was paid at closing. The remainder is expected to be paid in the first quarter of 2010. The Company also assumed certain financial assurance obligations associated with environmental regulatory requirements. The assurance was provided in the form of a $5,890 letter of credit supported by a $6,185 increase in the Company’s restricted cash balance. See Note L.

The acquisition of INMETCO will enhance the Company’s hazardous waste services platform and diversify its range of capabilities and products including the recycling of EAF dust and stainless steel flue dust for the recovery and reuse of a wide range of valuable metals. It expands the Company’s industrial metals portfolio while leveraging the Company’s key strengths in hazardous waste management and high temperature metals recovery.

The purchase price was allocated as follows:

Cash	$763
Accounts receivable	9,164
Inventories	6,794
Prepaid expenses and other current assets	489
Deferred income tax asset	672
Property, plant and equipment	34,469
Intangible assets	2,400
Other assets	54

Total identifiable assets purchased	54,805
Accounts payable	3,446
Accrued expenses and other current liabilities	650
Deferred income tax liability	10,380
Other long-term liabilities	1,527

Total liabilities assumed	16,003

Net assets purchased	38,802

Purchase price	$38,802

NOTE E —	NEW MARKETS TAX CREDIT PROGRAM FINANCING

On June 8, 2009, the Company completed a financing arrangement under the New Markets Tax Credit (“NMTC”) program to help fund its expansion project in Barnwell, South Carolina. The arrangement provides $5,925 of NMTC funds to be used for completion of the development of the project site and construction of buildings and other real property. The funds and the accrued interest thereon are being held in escrow and will be released upon completion of the aforementioned project site development. The funds are recorded as “Restricted cash” on the consolidated balance sheet of the Company as of December 31, 2009. A portion of the funds are in the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are entitled to guaranteed payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in “Other long-term liabilities” on the consolidated balance sheet of the Company as of December 31, 2009. The Company incurred $838 in equity issuance costs which were deducted from the equity proceeds, leaving net proceeds of $4,472 as a non-controlling interest in the Company’s Stockholders’ equity section of the consolidated balance sheet as of December 31, 2009. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in “Long-term debt, less current maturities” on the consolidated balance sheet of the Company as of December 31, 2009.

NOTE F —	ASSET WRITE-DOWNS AND DISPOSALS

In 2009, the Company wrote-down to net realizable value certain machinery and equipment and supplies inventories by $1,056 primarily related to its Beaumont, Texas recycling facility. The write-down resulted in a reduction of $1,349 in the cost and $628 in the accumulated depreciation of the Company’s machinery and equipment and $335 in its supplies inventories. In the third quarter of 2009, the Company made a decision to proceed with the construction of its Barnwell, South Carolina kiln project and expects to start the first kiln early in the second quarter of 2010. The start date of the second kiln will be dictated by market conditions. The Waelz kiln process that will be used at the Barnwell facility is a lower cost process than the process that was used at the Beaumont facility, therefore, management does not intend to use the higher cost capacity at the Beaumont facility. The total amount of the write-down is included in “Cost of sales of zinc material and other goods (excluding depreciation)” on the consolidated statement of operations.

In the fourth quarter of 2009, the Company incurred a loss of $97 on the disposal of machinery and equipment having a cost of $270 and accumulated depreciation of $173. The loss is recorded in “Interest and other income” on the consolidated statement of operations.

NOTE G —	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2009 and 2008.

	2009	2008

Cash in bank	$10,358	$82,789
Government money market funds	35,000	—
Money market demand account	30,075	—
Certificates of deposit	20,047	—
Commercial paper	—	39,979

	$95,480	$122,768

The Company’s cash in bank balance is concentrated in two U.S. banks. The Company purchased commercial paper, government money market funds and certificates of deposit to mitigate the risk associated with this level of concentration. The commercial paper as of December 31, 2008 was purchased from major U.S. financial institutions, carried interest rates ranging from 0.2% to 0.4% and matured at various dates through August 10, 2009. It was guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) through its Temporary Liquidity Guarantee Program (“TLGP”). The goal of the TLGP is to preserve confidence in the U.S. banking system and to restore liquidity to the credit markets. The program covers eligible debt issued by financial institutions between October 13, 2008 and June 30, 2009 with the guarantees expiring no later than June 30, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The government money market funds invest only in US Treasury bills, notes and other obligations guaranteed by the US Treasury, and it seeks to provide high levels of current income, liquidity and stability of principal. The fund does not invest in repurchase agreements.

The money market demand account carries an interest rate 1.25%. The certificates of deposit have a four week maturity and have an interest rate of 0.4%. They were purchased through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by investing in certificates of deposit in amounts covered by the FDIC. Under the program the depositor invests one amount with a financial institution participating in the CDARS program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC. The balances approximate fair value.

NOTE H —	INVENTORIES

Inventories consisted of the following at December 31, 2009 and 2008:

	2009	2008

Raw materials	$10,413	$15,885
Work-in-process	1,471	4,394
Finished goods	13,939	13,969
Supplies and spare parts	14,085	12,961

	$39,908	$47,209

Inventories are net of reserves of $2,971 and $12,457 at December 31, 2009 and 2008, respectively. The reserves include a reserve for slow-moving inventory of $2,971 and $3,463 at December 31, 2009 and December 31, 2008, respectively and an $8,994 LCM reserve at December 31, 2008. The provisions for slow-moving inventory were $84, $1,309 and $592 for 2009, 2008 and 2007, respectively. The significant and rapid decline of the average LME price of zinc in 2008, particularly in the fourth quarter, resulted in the company recording LCM adjustments of $1,272 and $7,722 to its raw materials and finished goods inventories in 2008 and $2,822 to its finished goods inventory in the first quarter of 2009. No LCM adjustment was recorded in 2007.

NOTE I —	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following at December 31, 2009 and 2008.

	2009	2008

Refundable income taxes	$20,786	$—
Prepaid hedge contracts	1,914	12,601
Other	2,495	3,241

	$25,195	$15,842

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE J —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008

Land and land improvements	$11,110	$8,494
Buildings and building improvements	27,734	23,228
Machinery and equipment	169,296	113,444
Construction in progress	41,906	34,878

	250,046	180,044
Less accumulated depreciation	(58,739)	(43,903)

	$191,307	$136,141

NOTE K —	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2009.

2009

Customer contracts	$10,915
Customer relationships	1,400
Non-compete agreement	789
Trademark	600
Technology	400

14,104
Less accumulated amortization	(346)

$13,758

The intangible assets are being amortized on a straight-line basis over their useful lives, which are twenty years for the customer contracts, customer relationships and the trademark, seventeen years for the non-compete agreement and ten years for the technology asset. The Company amortized $346 in 2009 and will amortize approximately $732 each year thereafter.

NOTE L —	RESTRICTED CASH

Restricted cash is related to the following at December 31, 2009.

2009

Letters of credit	$21,602
ESOI deferred purchase price obligation	4,000
NMTC	5,934

$31,536

The restricted cash relating to our letters of credit and the ESOI deferred purchase price obligation are held in third-party managed trust accounts. They are maintained by third-party trustees and are invested in money market and other liquid investment accounts. The restricted cash relating to the NMTC is held in escrow in an interest bearing checking account.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE M —	DEFERRED FINANCING COSTS

Deferred financing costs of $1,911 were incurred in 2006 in connection with the company’s Credit Facility and term loans from CIT Group Business Credit, Inc. as described in Note N. These costs were being amortized over the term of the related debt. Amortization, which is included in interest expense in the accompanying consolidated statements of operations, was $2,506 in 2007. As more fully described in Note N, substantially all of the outstanding debt was repaid and cancelled in 2007 and the remaining deferred financing costs were written off.

Amortization of the costs associated with the remaining credit facility were written off in 2009 when the facility was cancelled in December of 2009,as more fully described in Note N. Amortization was $999 in 2009 and $666 in 2008.

NOTE N —	NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2009 and 2008:

	2009	2008

Loan payable	$255	$—
Note payable to Beaver County Corporation for Economic Development	58	120

	313	120
Less portion currently payable	(58)	(62)

	$255	$58

The loan payable is associated with the NMTC program discussed below and in Note E to these consolidated financial statements. It is an interest only loan with the principal due at the end of the term.

In September 2005, HC entered into a $300 term loan with the Beaver County Corporation for Economic Development. The proceeds of the loan were used to purchase equipment for the Monaca, Pennsylvania location. The loan is a five year note with principal and interest payments due monthly through October 2010. Interest is charged at 3.125% per annum. The loan requires the company to maintain a minimum number of employees at the Monaca location.

On July 15, 2005, HC entered into a $72,000 credit facility (“Credit Facility”) with certain lenders. The Credit Facility was comprised of a $45,000 revolving credit facility (“Revolver”) including a letter of credit sub-line of $35,000 under the terms of a Financing Agreement with CIT Group/Business Credit, Inc. (“CIT”), and a $27,000 term note (“Term Note”) under the terms of a Second Lien Financing Agreement with Contrarian Service Company, L.L.C. (“Contrarian”).

On October 25, 2006, the Credit Facility was amended to provide for an additional borrowing availability of $30,000 under the Revolver and for an addition to the Term Note with Contrarian of $30,000. The Term Note was due in October 2010. The Term Note and the borrowings under the Revolver were repaid in 2007 and the Term Note was cancelled. As a result, the Company’s amended Credit Facility consisted only of the $75,000 Revolver. The Financing Agreement was amended in December of 2007. The amendment raised the limits on the company’s capital expenditures for 2007 through 2010.

The Revolver required a lock-box arrangement, which provided for all receipts to be swept daily to reduce borrowings outstanding under the credit facility and contained a subjective acceleration clause in the revolving credit facility. Accordingly, any outstanding borrowings under the Revolver were classified as a current liability.

The outstanding borrowings on the Revolver, together with the outstanding letters of credit, could not exceed the Company’s borrowing base, which included eligible receivables, inventories, and certain other assets. The underlying Financing Agreement, as amended, called for interest payable monthly at either prime (3.25% at December 31, 2008) plus .25% or LIBOR (1.08% at December 31, 2008) plus 2.5% and letter of credit fees of 2.5%.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Financing Agreement also provided for certain covenants, the most restrictive of which limited indebtedness, sales of assets, dividends, investments, related party transactions and certain payment restrictions and provided for the maintenance of certain financial covenants. If an event of default were to have occurred, the rate on all obligations owed under the Revolver and other borrowings from CIT would have been increased by 2% per annum.

On June 4, 2009 and again on June 30, 2009, the Company amended its Financing Agreement. The June 4, 2009 amendment enabled the Company to participate in the NMTC program to help fund the Company’s expansion project in Barnwell, South Carolina. It also provided for amendments to certain terms of the Financing Agreement, the most significant of which increased the two interest rate margins applicable to amounts outstanding under the Revolver from 2.50% to 4.00% for LIBOR loans and from 0.25% to 3.00% for prime rate loans; increased the fee rate applicable to undrawn letters of credit from 2.50% to 4.00%; established a minimum rate for LIBOR loans equal to 1.75% and increased the unused line of credit fee rate from 0.375% to 0.75%. It also increased the threshold below which the Company would be required to comply with certain financial covenants under the Revolver from net availability for any ten consecutive days of $5,000 to $12,500. Below this threshold, the Company was to comply with the consolidated senior leverage ratio, consolidated fixed charge coverage ratio and consolidated EBIDTA maintenance covenants in the Financing Agreement. The June 30, 2009 amendment primarily reduced the amount of borrowing available to the Company under the Revolver by $30,000, from $75,000 to $45,000. The Revolver was originally scheduled to expire in 2010 but was cancelled in December 2009. There was no outstanding balance under the Revolver at December 31, 2008, and substantially all of the Company’s assets were pledged as security under its Credit Facility at December 31, 2008.

At December 31, 2008 the Company had $14,560 of letters of credit outstanding under the Revolver to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s two facilities in Pennsylvania. In September 2009, the Company issued an additional $14,560 of letters of credit outside of the Revolver and in the fourth quarter of 2009 cancelled the letters of credit that were outstanding under the Revolver. In December 2009, the Company issued a letter of credit for $5,890 to satisfy the environmental financial assurance requirement it assumed in connection with its purchase of INMETCO. The total balance of letters of credit outstanding is $20,574 at December 31, 2009 which includes an increase of $124 relating to one of the letters of credit. The Company provided cash as collateral for the letters of credit issued in 2009, see Note L.

Availability under the Revolver was $35,098 at December 31, 2008.

Aggregate future maturities of long-term debt are as follows:

Years Ending December 31,

2010	$58
2016	255

$313

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O —	ACCRUED EXPENSES

Accrued expenses at December 31, 2009 and December 31, 2008 consisted of the following:

	2009	2008

Employee related costs	$6,722	$9,915
EAF dust processing reserve	3,564	1,334
Accrued INMETCO purchase price (see Note D)	4,802	—
Insurance claim liabilities (see Note Q)	2,400	2,800
Accrued hedge contracts	20	3,987
Other	6,903	6,895

	$24,411	$24,931

NOTE P —	INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007

Current provision (benefit):
Federal	$(25,189)	$18,994	$48,076
State and local	(986)	2,883	7,936

	(26,175)	21,877	56,012
Deferred provision (benefit):
Federal	10,584	892	(4,180)
State and local	(1,098)	(122)	(685)

	9,486	770	(4,865)

Income tax provision (benefit)	$(16,689)	$22,647	$51,147

The reconciliation between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

	2009	2008	2007

Income taxes at statutory rate	$(15,456)	$21,731	$49,683
State and local income taxes, net of federal tax benefit	(1,354)	1,794	4,713
Domestic production activity deduction	571	(1,002)	(3,078)
Other	(450)	124	(171)

Income tax provision (benefit)	$(16,689)	$22,647	$51,147

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net deferred tax asset (liability) at December 31, 2009 and 2008 are as follows:

	2009	2008

Deferred tax assets:
Accrued fringe benefits	$564	$1,435
LCM Reserve	—	3,440
Prepaid hedge contracts	1,240	711
Stock compensation	1,878	1,211
State net operating loss carryforward	1,293	—
Inventory Unicap	1,241	—
Accrued workers compensation	1,038	792
Other	4,192	3,887
	11,446	11,476
Deferred tax liabilities:
Property, plant and equipment	(21,122)	(7,877)
INMETCO purchase price adjustment	(5,001)	—
Other	(918)	—

	(27,041)	(7,877)

Net deferred tax asset (liability)	$(15,595)	$3,599

The above deferred tax assets and liabilities at December 31, 2009 and 2008 have been included in the Company’s consolidated balance sheets as follows:

	2009	2008

Current deferred tax asset	$672	$4,925
Current deferred tax (liability)	(497)	—

Net current deferred tax asset	175	4,925
Non-current deferred tax (liability)	(15,770)	(1,326)

Net deferred tax asset (liability)	$(15,595)	$3,599

The tax rate for the nine months ended September 30, 2009 was 33.3% versus 37.8% for 2009. The significant increase in rates was primarily the result of recently enacted tax law changes in the fourth quarter of 2009 that will allow the Company to carry back the 2009 losses five years versus two years resulting in a reduction of the loss of the domestic production activities deduction benefit. Additional changes in the effective tax rate were the result of changes in estimates and corrections to certain deferred tax items.

The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2005 through 2009.

The Company had no unrecognized tax benefits as of December 31, 2009 and 2008, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE Q —	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2009 and 2008:

	2009	2008

Environmental obligations	$2,013	$2,047
Insurance claim liabilities	7,747	6,964
Asset retirement obligations	2,678	1,246
Deferred purchase price obligation	5,869	—
Other	558	—

	$18,865	$10,257

Environmental obligations

Upon the acquisition of the operating assets and the assumption of certain liabilities of Horsehead Industries, Inc. in 2003(see Note A), the Company assumed certain liabilities related to environmental issues cited in a 1995 Consent Decree (the “Consent Decree”) between Horsehead Industries, Inc. and the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection. The Consent Decree calls for, among other things, the removal of certain materials containing lead from the Company’s Palmerton, Pennsylvania facility and the construction of a storage building for calcine feed materials at the Palmerton facility. Half of the lead containing material was removed in 2007 and the remainder was removed in 2008. These environmental obligations were recorded based on the estimated undiscounted costs required to achieve compliance with the Consent Decree and totaled $1,458 at December 31, 2009 and 2008.

Environmental obligations also include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a 30 year period of post-closure care. Based on the company’s annual review of the estimated annual costs required for the care specified under the permit, the liability was adjusted in 2009 and 2008 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,249 in 2009 and $1,414 in 2008 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2009 totaled $600, of which $45 is recorded as a current liability. The liability was $624 at December 31, 2008, of which $35 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $2,400 of workers’ compensation claims will be paid in 2010 (see Note O).

Asset retirement obligations

The Company currently recognizes a liability for the present value of future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

Three such assets and related liabilities exist. One is for the environmental remediation upon ultimate closure of the Ellwood City facility. The original long lived asset cost was determined to be $744 and is being amortized over a 20 year period. The second is for the ultimate closure of the Monaca facility’s fully permitted landfill. The original long lived asset cost was determined to be $632 and is being amortized and accreted over an 18 year period.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The third relates to the permitted storage units at the Palmerton facility. Its original cost was valued at $206 and is being amortized and accreted over a 25 year period. The related depreciation expense for 2009, 2008 and 2007 associated with the capitalized costs was $43, $48 and $48, respectively, and the related expense (which is included in interest expense) associated with accreting the liability for 2009, 2008 and 2007 was $103, $95 and $87, respectively.

Deferred asset purchase price obligations

The Company will pay a portion of the purchase price of ESOI’s EAF dust collection business in a series of annual fixed and quarterly variable payments through 2025. The Company is required to provide security in the amount of $4,000 for the fixed portion of the payments until December 31, 2010 at which time the amount of the security will be reduced to $2,500. In July 2009, the Company paid $4,000 into an escrow account to satisfy the requirement. See Note L. The payments have been discounted using rates of approximately 11.8% and 16.0% for the fixed and variable payments, respectively. The discount rates were determined based on the average yield on comparable corporate bonds and the industry weighted average cost of capital. At December 31, 2009 the net present value of the payments was approximately $7,560, of which $1,691 is recorded as a current liability and $5,869 is recorded as a non-current liability. See Note D to these consolidated financial statements for a further discussion of the purchase.

NOTE R —	EMPLOYEE BENEFIT PLANS

The Company maintains two defined contribution 401(k) plans that cover substantially all of its employees. Salaried employees are eligible to enroll upon date of hire. Effective October 1, 2009, the Company amended the eligibility requirements in the hourly employees plan. Under the amendment, hourly employees are eligible to enroll ninety days after their date of hire. Employees may make elective deferral contributions to the plans subject to certain plan and statutory limitations. The Company makes contributions to the plans on behalf of each employee who has achieved one year of service.

Effective January 2008, the Company modified the salaried employees plan. In 2008, the Company contributed 3% of an employee’s total compensation and also matched 50% up to the first 4% of an employee’s contribution based on total compensation. In 2007, the Company matched 100% of an employee’s contribution to the plan up to a maximum of 3% of the first $100 of base wages. The provisions for matching contributions to the plan for 2009, 2008 and 2007 were approximately $601, $695 and $258, respectively.

In 2009, 2008 and 2007, the Company made contributions to the hourly employees’ plans in accordance with the provisions of the various basic labor agreements. The provisions for contributions for 2009, 2008 and 2007 were approximately $1,361, $1,383 and $902 respectively.

NOTE S —	STOCK-BASED COMPENSATION

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the activity under the 2004 Plan:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Options outstanding at January 1, 2007	1,035	$1.01-$7.39	$1.82
Exercised in 2007	394	$1.01-$7.39	$1.82

Options outstanding at December 31, 2007	641	$1.01-$7.39	$1.82
Exercised in 2008	478	$1.01-$7.39	$2.10

Options outstanding at December 31, 2008	163	$1.01	$1.01
Exercised in 2009	12	$1.01	$1.01

Options outstanding at December 31, 2009	151	$1.01	$1.01

The aggregate intrinsic value at December 31, 2009 of the options outstanding under the 2004 Plan was $1,768.

At December 31, 2009, the outstanding options under the 2004 Plan had 4.70 years of remaining life.

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

The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years and no expected dividends. The related compensation expense for 2009, 2008 and 2007 was $1,291, $1,338 and $1,300, respectively. Unrecognized compensation expense as of December 31, 2009, 2008 and 2007 was $2,711, $4,095 and $5,482, respectively. As of December 31, 2009, 418 options were vested and fully exercisable.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the option activity under the 2006 Plan:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Options granted on January 16, 2007	1,085	$13.00	$13.00
Cancelled in 2007	5	13.00	13.00

Options outstanding at December 31, 2007	1,080	13.00	13.00
Cancelled in 2008	10	13.00	13.00

Options outstanding at December 31, 2008	1,070	$13.00	$13.00
Cancelled in 2009	25	13.00	13.00

Options outstanding at December 31, 2009	1,045	$13.00	$13.00

At December 31, 2009, each option had 7.04 years of remaining contractual life.

In 2007, the Company issued a total of 14 shares of restricted stock under the 2006 Plan to the four non-employee directors on the Board. In 2008, all of the shares became fully vested. The related compensation expense for 2008 and 2007 was $122 and $123, respectively.

In 2009, the Company granted a total of 322 restricted stock units at an average grant date fair value of $4.98 per unit. The units vest over a five-year service period. In 2008, the Company granted a total of 266 restricted stock units at an average grant date fair value of $12.68 per unit. A portion of them vest over a three- to five-year service period. The remainder vest based upon the achievement of certain performance goals over a three-year period. Upon vesting, the underlying stock will be issued for par value. In 2009, 19 restricted stock units vested having an intrinsic value of $224. The related compensation expense for 2009 and 2008 was $862 and $279. Unrecognized compensation expense as of December 31, 2009 and 2008 was $2,545 and $1,828. The remaining contractual life ranged from 1.25 years to 4.33 years at December 31, 2009.

NOTE T —	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the London Metal Exchange (“LME”). In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of December 31, 2009, the fixed portions of these contracts range from a monthly average of $0.54 to $0.62 per pound.

The Company has traditionally sold the lead co-product of its electric arc furnace (“EAF”) dust recycling operation at varying LME-based lead prices. In order to offset the fluctuations in its cash flow related to variable price lead sales contracts, the Company entered into variable-to-fixed swap contracts to convert the LME-based variable sales price to fixed. Thus, the fluctuations in sales as a result of LME lead price fluctuations were offset by a corresponding fluctuation in the value of the swap contract. In 2009, the Company ceased selling the lead co-

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

product and entered into a disposal agreement. The disposal costs are similarly affected by the LME lead price fluctuations. As of December 31, 2009, the fixed portion of these contracts was $1.09 per pound.

At December 31, 2009, approximately $2,533 of future swap contracts were outstanding all of which settle at various dates up to and including April 30, 2011. The Company received cash of $3,787 from the settlement of such contracts for the year ended December 31, 2009. It paid cash of $2,475 from the settlement of the contracts for the year ended December 31, 2008.

In December 2007 and in early 2008, the Company purchased put options for approximately 90 tons of zinc each year for 2008 and 2009. At the time of the purchases, they represented approximately 60% of the Company’s anticipated sales volume for each year. The cost was $13,290 for the 2008 options and $14,216 for the 2009 options. The strike prices were $1.00 per pound for the 2008 options and $0.90 per pound for the 2009 options. In October of 2008, the Company sold the put options it purchased for 2009 primarily to reduce its exposure to credit risk with the counter-parties to these options. The Company received cash of $64,546 on the sale resulting in a pre-tax gain of $50,330 in 2008. The Company subsequently purchased similar options for 2009 having a lower strike price of $0.50 per pound for the same quantity of tons for a cost of approximately $10,472.

In 2009, the Company purchased put options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276. They have a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. All of the options were purchased to act as a financial hedge and to lend stability to the Company’s revenue stream.

The options settle monthly on an average LME pricing basis. For the year ended December 31, 2009, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company. For the year ended December 31, 2008, the contracts settled for $31,939. The Company received $24,429 in cash in 2008 and included $7,510 in its receivables for the remainder.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	For the Year Ended December 31,
	2009	2008	2007

Gains (losses) included in net sales:
Put options	$(11,385)	$68,772	$(3,418)
Swaps	3,194	50	(3,033)

	(8,191)	68,822	(6,451)

Gains (losses) included in cost of sales:
Swaps	(20)	—	—

	$(8,211)	$68,822	$(6,451)

The fair value of the swap contracts and put options as of December 31, 2009 and 2008 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	December 31,
Description	2009	2008

Put options and swaps included in Prepaid expenses and other assets	$1,914	$12,601

Swaps included in Accrued expenses	$20	$3,987

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2009 and December 31, 2008, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

NOTE U —	CONTINGENCIES

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

The Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at its Monaca facility. Pursuant to the terms of the Consent Order and Agreement, the Company is obligated to undertake corrective action. Additionally, the Company paid an initial civil penalty of $50 and was obligated to pay an additional $2.5 monthly, subject to extension or early termination. The consent order was recently extended to July 2010.

NOTE V —	EARNINGS PER SHARE

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The information used to compute basic and diluted earnings (loss) per share follows:

	2009	2008	2007

Basic earnings (loss) per share:
Net income (loss)	$(27,471)	$39,442	$90,683
Weighted average shares outstanding — basic	37,604	35,089	28,985
Basic earnings (loss) per share	$(0.73)	$1.12	$3.13

Diluted earnings (loss) per share:
Net income (loss)	$(27,471)	$39,442	$90,683
Weighted average shares outstanding — diluted	37,604	35,287	31,848
Diluted earnings (loss) per share	$(0.73)	$1.12	$2.85

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	37,604	35,089	28,985
Effect of dilutive securities:
Options	—	196	782
Restricted stock units	—	2	—
Warrants	—	—	2,081

Weighted average shares outstanding — diluted	37,604	35,287	31,848

	Exercise
	price	2009	2008	2007

Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	1,045	1,070	1,080
Options	$1.01	151	—	—
Restricted stock units	—	462	57	—

Total		1,658	1,127	1,080

NOTE W —	COMMITMENTS

Operating Leases

The Company has operating leases for equipment and railroad cars which expire at various dates through December 2016. Future minimum lease payments under these noncancelable operating leases as of December 31, 2009 are as follows:

Years Ending December 31,	Amounts

2010	$4,157
2011	3,709
2012	2,424
2013	2,107
2014	1,814
Thereafter	1,797

$16,008

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Rent expense for all operating leases for 2009, 2008 and 2007 approximated $3,927, $4,224 and $3,237 respectively.

Long Term Purchase Agreements

The Company has coal supply agreements through 2010 for the coal requirements of its power plant located in Monaca, Pennsylvania. The agreements requires the Company to purchase up to 400 tons for 2010 resulting in purchase commitments up to $19,000 for 2010. These commitments are subject to adjustment in connection with the fuel surcharge and other provisions of the agreement. In 2009 and 2008, the Company purchased 281 tons and 378 tons, respectively, at a total cost, including fees and fuel surcharges, of $13,720 and $19,692, respectively.

NOTE X —	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

2009
Sales	$68,800	$60,310	$47,612	$39,808
Cost of sales (excluding depreciation)	60,450	56,404	53,922	55,395
Depreciation	5,026	3,743	3,653	3,560
Net income (loss)	216	(3,580)	(9,298)	(14,809)
Earnings (loss) per common share:
Basic	$0.00	$(0.10)	$(0.26)	$(0.42)
Diluted	$0.00	$(0.10)	$(0.26)	$(0.42)
2008
Sales	$91,764	$109,186	$130,523	$114,448
Cost of sales (excluding depreciation)	73,042	87,276	100,160	92,770
Depreciation	3,952	3,018	2,946	2,881
Net income	6,310	9,395	13,867	9,870
Earnings per common share:
Basic	$0.18	$0.27	$0.40	$0.28
Diluted	$0.18	$0.27	$0.39	$0.28

NOTE Y —	SEGMENT INFORMATION

With the Company’s acquisition of INMETCO on December 31, 2009, it has two segments. Horsehead Corporation processes EAF dust and other zinc-bearing material to produce and sell zinc metal and zinc-based products. INMETCO processes a variety of metal-bearing waste material generated primarily by the specialty steel industry. It provides tolling services and produces and sells nickel-chromium-iron remelt alloy to the stainless and specialty steel industries.

The following table presents information regarding the Company’s segment information as of December 31, 2009:

	Horsehead
	Corporation	INMETCO	Other	Total

Property, plant and equipment, net	$156,838	$34,459	$—	$191,297

Total assets	$224,130	$54,805	$159,327	$438,262

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement dated as of December 1, 2009 among the Registrant, Vale Inco Americas Inc, and Vale Inco Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on December 4, 2009)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.1	Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†
10.2	Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.3	Second Amended and Restated Horsehead Holding Corp. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.4	Form of Option Agreement issued under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.5	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.6	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.7	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.8	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc., PNC Bank National Association and certain lenders party thereto (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.9	Amendment No. 1 to CIT Financing Agreement dated as of October 21, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.10	Amendment No. 2 to CIT Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.11	Amendment No. 3 to CIT Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.12	Amendment No. 4 to CIT Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.13	Amendment No. 5 to CIT Financing Agreement dated as of December 14, 2007 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2008)

E-1

Exhibit
Number	Description of Document

10.14	Consent and Amendment, dated as of June 4, 2009, between Horsehead Corporation, Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009)
10.15	Amendment No. 6 to CIT Financing Agreement dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2009)
10.16	Letter agreement, dated as of December 11, 2009, between Horsehead Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2009)
10.17	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., CML I, LLC (as successor by assignment to Contrarian Service Company, LLC) and Contrarian Financial Services Company, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.18	Amendment No. 1 to Contrarian Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.19	Amendment No. 2 to Contrarian Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.20	Amendment No. 3 to Contrarian Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.21	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and James M. Hensler (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.22	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Robert D. Scherich (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.23	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Ali Alavi (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.24	Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†
10.25	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
10.26	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†
10.27	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
10.28	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†
10.29	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

E-2

Exhibit
Number	Description of Document

10.30	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†
10.31	Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
10.32	Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
21.1	List of subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
24.1	Power of Attorney (included in the signature page to this report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

†	Management contract or compensatory plan or arrangement.

E-3