Form 10-Q
period 2010-06-30
Horsehead Holding Corp
filed 2010-08-09
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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
Yes ☐     No ☑
The number of shares outstanding of the issuer’s common stock as of August 5, 2010 was 43,354,107.

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
     These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-related products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents or explosions, including the explosion that occurred at our Monaca, Pennsylvania facility in July 2010; the extent of the damage resulting from the explosion, the impact of the explosion on continuing operations, the timing and cost of repairs and the availability and sufficiency of insurance; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of

i

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2010 and December 31, 2009
(Amounts in thousands, except per share amounts)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$82,784	$95,480
Accounts receivable, net of allowance of $1,935 and $2,032, respectively	47,054	40,652
Inventories	43,591	39,908
Prepaid expenses and other current assets	26,803	25,195
Deferred income taxes	557	175

Total current assets	200,789	201,410
Property, plant and equipment, net	208,602	191,307
Other assets
Intangible assets	13,392	13,758
Restricted cash	31,318	31,536
Deposits and other	252	251

Total other assets	44,962	45,545

Total assets	$454,353	$438,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$26	$58
Accounts payable	36,770	32,313
Accrued expenses	23,119	25,584

Total current liabilities	59,915	57,955
Long-term debt, less current maturities	255	255
Other long-term liabilities	19,360	18,865
Deferred income taxes	15,810	15,770
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,354 and 43,334 shares issued and outstanding in 2010 and 2009, respectively	434	433
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	212,688	211,517
Retained earnings	141,485	128,995

Total Horsehead Holding Corp. stockholders’ equity	354,607	340,945
Non-controlling interest	4,406	4,472

Total stockholders’ equity	359,013	345,417

Total liabilities and stockholders’ equity	$454,353	$438,262

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2010 and 2009
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales of zinc material and other goods	$77,052	$40,962	$150,109	$73,024
Net sales of nickel-based material and other services	11,331	—	25,778	—
EAF dust service fees	10,155	6,650	19,627	14,396

Net sales	98,538	47,612	195,514	87,420
Cost of sales of zinc material and other goods	65,686	50,829	128,013	103,737
Cost of sales of nickel-based material and other services	7,649	—	16,603	—
Cost of EAF dust services	6,513	3,093	12,364	5,580

Cost of sales (excluding depreciation and amortization)	79,848	53,922	156,980	109,317
Depreciation and amortization	4,241	3,653	8,782	7,213
Selling, general and administrative expenses	4,961	4,043	9,690	7,746

Total costs and expenses	89,050	61,618	175,452	124,276

Income (loss) from operations	9,488	(14,006)	20,062	(36,856)

Other income (expense)
Interest expense	(303)	(607)	(612)	(954)
Interest and other income	243	117	560	283

	(60)	(490)	(52)	(671)

Income (loss) before income taxes	9,428	(14,496)	20,010	(37,527)

Income tax provision (benefit)	3,720	(5,198)	7,520	(13,420)

NET INCOME (LOSS)	$5,708	$(9,298)	$12,490	$(24,107)

Earnings (losses) per common share:
Basic	$0.13	$(0.26)	$0.29	$(0.68)
Diluted	$0.13	$(0.26)	$0.29	$(0.68)
Weighted average shares outstanding:
Basic	43,345	35,264	43,340	35,259
Diluted	43,662	35,264	43,632	35,259
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2010
(Unaudited)
(Amounts in thousands)

			Additional		Non-
	Common Stock		Paid-In	Retained	controlling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at January 1, 2010	43,334	$433	$211,517	$128,995	$4,472	$345,417

Restricted stock vesting	20	1	(1)	—	—	—
Stock compensation expense	—	—	1,192	—	—	1,192
Tax liability of stock vesting	—	—	(20)	—	—	(20)
Net income	—	—	—	12,490	—	12,490
Distribution to noncontrolling interests	—	—	—	—	(66)	(66)

Balance at June 30, 2010	43,354	$434	$212,688	$141,485	$4,406	$359,013

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2010 and 2009
(Unaudited)
(Amounts in thousands)

	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$12,490	$(24,107)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,782	7,698
Accretion on ESOI liabilities	453	52
Deferred income tax (benefit)	(382)	(328)
Losses (gains) on derivative financial instruments	(842)	6,106
Non-cash compensation expense	1,192	1,064
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(6,595)	6,572
(Increase) decrease in inventories	(4,287)	17,457
(Increase) in prepaid expenses and other current assets	(577)	(10,895)
(Increase) in other assets	(10)	—
Increase (decrease) in accounts payable	4,415	(16,875)
Increase (decrease) in accrued expenses net of tax effect of share based compensation	2,086	(4,741)
Increase in other long-term liabilities	42	943

Net cash provided by (used in) operating activities	16,767	(17,054)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(24,996)	(22,698)
Purchase of INMETCO	(4,567)	—
Decrease (increase) in restricted cash	218	(5,925)
Purchase of intangible assets	—	(3,000)

Net cash (used in) investing activities	(29,345)	(31,623)
Cash Flows from Financing Activities:
Proceeds from non-controlling interest equity holders	—	4,539
Distribution to noncontrolling interest equity holders	(66)	—
Tax (liability) benefit of share based compensation	(20)	(57)
Proceeds from issuance of loans payable	—	255
Payments on notes payable and long-term debt	(32)	(30)

Net cash (used in) provided by financing activities	(118)	4,707

Net (Decrease) In Cash And Cash Equivalents	(12,696)	(43,970)
Cash and cash equivalents at beginning of period	95,480	122,768

Cash and cash equivalents at end of period	$82,784	$78,798

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2010 and for the three and six months ended June 30, 2010 and June 30, 2009, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2010 presentation. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
NOTE C—ACQUISITION OF BUSINESS
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
     The final purchase price of INMETCO, after post-closing adjustments, was allocated as follows:

Cash	$763
Accounts receivable	8,970
Inventories	6,190
Prepaid expenses and other current assets	500
Deferred income tax asset	672
Property, plant and equipment	35,175
Intangible assets	2,400
Other assets	54

Total identifiable assets purchased	54,724

Accounts payable	2,314
Accrued expenses and other current liabilities	1,895

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Deferred income tax liability	10,421
Other long-term liabilities	1,527

Total liabilities assumed	16,157

Net assets purchased	38,567

Purchase price	$38,567

NOTE D—CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consisted of the following at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009

Cash in bank	$82,772	$10,358
Government money market fund	—	35,000
Money market demand account	12	30,075
Certificates of deposit	—	20,047

	$82,784	$95,480

     The Company’s cash balance is concentrated in two U.S. banks. The government money market fund invested only in U.S.Treasury bills, notes and other obligations guaranteed by the U.S. Treasury, and its goal was to provide high levels of current income, liquidity and stability of principal. The fund did not invest in repurchase agreements.
     The money market demand account carried interest rates of 0.5% as of June 30, 2010 and 1.25% as of December 31, 2009. The certificates of deposit had a four week maturity and had an interest rate of 0.4%. They were purchased through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by investing in certificates of deposit in amounts covered by the Federal Deposit Insurance Corporation (“FDIC”). Under the program, the depositor invests an amount with a financial institution participating in the CDARS program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC. The balances approximate fair value.
NOTE E—INVENTORIES
     Inventories consisted of the following at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Raw materials	$10,308	$10,413
Work-in-process	1,718	1,471
Finished goods	18,253	13,939
Supplies and spare parts	13,312	14,085

	$43,591	$39,908

     Inventories are net of reserves for slow moving inventory of $2,835 and $2,971 at June 30, 2010 and December 31, 2009, respectively.
NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consists of the following at June 30, 2010 and December 31, 2009.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	June 30,	December 31,
	2010	2009
Refundable income taxes	$20,391	$20,786
Prepaid hedge contracts	3,817	1,914
Other	2,595	2,495

	$26,803	$25,195

NOTE G—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at June 30, 2010 and December 31, 2009.

	June 30,	December 31,
	2010	2009
Land and land improvements	$18,002	$11,110
Buildings and building improvements	30,446	27,734
Machinery and equipment	199,556	169,296
Construction in progress	27,747	41,906

	275,751	250,046
Less accumulated depreciation	(67,149)	(58,739)

	$208,602	$191,307

NOTE H—NOTES PAYABLE AND LONG-TERM DEBT
     Debt at June 30, 2010 consisted of a note payable to Beaver County Corporation for Economic Development for $26 and is classified as current and a $255 loan under the NMTC program. The loan under the NMTC program is an interest-only loan with the principal due at the end of the term.
     For the three and six months ended June 30, 2009, the Company amortized $267 and $433 in deferred finance charges relating to the credit facility it cancelled in December 2009. The amortization was included in interest expense on the Consolidated Statement of Operations.
     At June 30, 2010 and December 31, 2009, the Company had $20,360 and $20,574, respectively, of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s three facilities in Pennsylvania.
NOTE I—ACCRUED EXPENSES
     Accrued expenses at June 30, 2010 and December 31, 2009 consisted of the following.

	June 30,	December 31,
	2010	2009
Employee related costs	$7,406	$6,722
EAF dust processing reserve	4,992	3,564
Accrued INMETCO purchase price	—	4,802
Unearned tolling revenue	3,552	1,173
Insurance claim liabilities	2,400	2,400
Other	4,769	6,923

	$23,119	$25,584

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE J—OTHER LONG-TERM LIABILITIES
     Other long-term liabilities at June 30, 2010 and December 31, 2009 consisted of the following.

	June 30,	December 31,
	2010	2009
Environmental obligations	$2,013	$2,013
Insurance claim liabilities	7,730	7,747
Asset retirement obligations	2,768	2,678
Deferred asset purchase price obligations	6,322	5,869
Other	527	558

	$19,360	$18,865

NOTE K—INCOME TAXES
     The Company’s effective tax rates were 39.5% and 37.6% for the three and six months ended June 30, 2010 respectively and 35.9% and 35.8% for the three and six months ended June 30, 2009, respectively. The provision or benefit for income taxes differs from the tax provision or benefit computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.
     The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2006 through 2009.
NOTE L—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. At June 30, 2010, there were 151 options outstanding, each with an exercise price of $1.01 per share and 4.20 years of remaining contractual life. The aggregate intrinsic value at June 30, 2010 of the options outstanding under the 2004 Plan was $986.
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
     At June 30, 2010, there were 1,042 options outstanding, each with an exercise price of $13.00 per share and 6.54 years of remaining contractual life. The related compensation expense for the three and six months ended June 30, 2010 was $323 and $655, respectively. For the three and six months ended June 30, 2009, the compensation expense was $290 and $627, respectively. Unrecognized compensation expense as of June 30, 2010 was $2,042. As of June 30, 2010, 626 options were vested and fully exercisable. In the first six months of 2010, 3 options were forfeited.
     In the first six months of 2010, the Company granted a total of 197 restricted stock units at an average grant date fair value of $10.00 per unit. In the first quarter of 2009, the Company granted a total of 318 restricted stock units at a grant date fair value of $4.96 per unit. The units vest over a five year service period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three and six months ended June 30, 2010 was $263 and $537, respectively. For the three and six months ended June 30, 2009, the compensation expense was $208 and $437, respectively. Unrecognized compensation expense as of June 30, 2010 was $3,873. As of June 30, 2010, there were 724 restricted stock units outstanding. The remaining contractual life ranged from .75 years to 4.88 years at June 30, 2010.
NOTE M—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the London Metal Exchange (“LME”), its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the price of zinc.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of June 30, 2010, the fixed portions of these contracts ranged from a monthly average of $0.85 per pound to $2.96 per pound.
     The Company disposes of the lead co-product of its EAF dust recycling operation under a disposal agreement. The disposal costs are similarly affected by the LME lead price fluctuations. As of June 30, 2010, the fixed portion of these contracts was $1.11 per pound.
     At June 30, 2010, approximately $10,235 of future swap contracts were outstanding all of which settle at various dates up to and including April 30, 2011. The Company received cash of $303 and $561 from the settlement of such contracts for the six months ended June 30, 2010 and 2009, respectively.
     The Company purchased put options for various quantities of zinc to act as a financial hedge and to lend stability to its revenue stream. In October 2008, the Company purchased options for approximately 90 tons of zinc for 2009. The cost was

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
$10,472 and the strike price was $0.50 per pound. At the time of the purchases, they represented approximately 60% of the Company’s anticipated sales volume for 2009. In 2009, the Company purchased options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276 and the strike price was $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. In April of 2010, the Company purchased options for approximately 25 tons of zinc for 2011. The cost was $882 and the strike price is $0.65 per pound.
     The options settle monthly on an average LME pricing basis. For the three and six months ended June 30, 2010 and 2009, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.
     The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Gains (losses) included in net sales:
Put options	$2,253	($1,784)	$1,885	($6,430)
Swaps	(1,052)	858	(1,229)	885

	$1,201	($926)	$656	($5,545)

Gains (losses) included in cost of sales:
Swaps	227	—	489	—

Total losses resulting from hedging activities	$1,428	($926)	$1,145	($5,545)

     The fair value of the swap contracts and put options as of June 30, 2010 and December 31, 2009 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2010	December 31, 2009

Put options and swaps included in Prepaid expenses and other assets	$3,817	$1,914

Swaps included in Accrued expenses	$198	$20

     The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2010 and December 31, 2009, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
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
     The information used to compute basic and diluted earnings (loss) per share follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Basic earnings (loss) per share:
Net income (loss)	$5,708	$(9,298)	$12,490	$(24,107)
Weighted average shares outstanding — basic	43,345	35,264	43,340	35,259
Basic earnings (loss) per share	$0.13	$(0.26)	$0.29	$(0.68)

Diluted earnings (loss) per share:
Net income (loss)	$5,708	$(9,298)	$12,490	$(24,107)
Weighted average shares outstanding — diluted	43,662	35,264	43,632	35,259
Diluted earnings (loss) per share	$0.13	$(0.26)	$0.29	$(0.68)

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	43,345	35,264	43,340	35,259
Effect of dilutive securities:
Options	88	—	89	—
Restricted stock units	229	—	203	—

Weighted average shares outstanding — diluted	43,662	35,264	43,632	35,259

     Options to purchase 1,042 and 1,045 shares at a price of $13.00 per share were outstanding for the period ended June 30, 2010 and June 30, 2009, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Options to purchase 163 shares at a price of $1.01 per share and restricted stock units entitling the holders to receive 462 shares were outstanding for the period ended June 30, 2009 but were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive.
NOTE P — PRO FORMA INFORMATION
     The following pro forma information presents the financial results of the Company as if the acquisition of INMETCO had occurred on January 1, 2009. This pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2009, nor are they indicative of any future results. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of INMETCO to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, intangible assets and inventory had been applied on January 1, 2009, together with the resulting tax effects.

	Three Months Ended	Six Months Ended
Pro forma consolidated results	June 30, 2009	June 30, 2009

Net sales	$58,136	$104,184
Net loss	(8,554)	(24,872)
Basic earnings (loss) per share	$(0.24)	$(0.71)
Diluted earnings (loss) per share	$(0.24)	$(0.71)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE Q — SEGMENT INFORMATION
     With the Company’s acquisition of INMETCO on December 31, 2009, it has two segments. Horsehead Corporation processes EAF dust and other zinc-bearing material to produce and sell zinc metal and zinc-based products. INMETCO processes a variety of metal-bearing waste material generated primarily by the specialty steel industry. INMETCO provides tolling services and produces and sells nickel-chromium-iron remelt alloy to the stainless and specialty steel industries.
     The following table presents information regarding the Company’s segment information for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010				Six months ended June 30, 2010
	Horsehead				Horsehead
	Corporation	INMETCO	Other	Total	Corporation	INMETCO	Other	Total

Net sales	$87,421	$11,331	$(214)	$98,538	$170,167	$25,778	$(431)	$195,514

Income before tax	7,259	2,169	—	9,428	13,701	6,309	—	20,010
NOTE R — SUBSEQUENT EVENTS
     On July 22, 2010, an explosion occurred at the Company’s Monaca, PA facility which resulted in two fatalities in the plant’s zinc oxide refining facility. The zinc refinery remains shutdown pending completion of an investigation and assessment of the damage. Teams from the U.S. Occupational, Safety and Health Administration (OSHA) and the U.S. Chemical Safety & Hazard Investigation Board (CSB) are investigating the cause and the circumstances that may have contributed to the occurrence of this incident. The Company is cooperating fully with these investigations. In addition, the Company’s insurance underwriters and the Company are conducting their own investigations into the cause and the circumstances that contributed to this incident. The United Steel Workers union is also participating in the investigations.
     A preliminary assessment of the damage indicates that each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility will need to be rebuilt before production can be safely restarted using these columns. It was further determined that the rebuilding process will be delayed pending results from the accident investigation to assure that all safety measures are considered before production begins. The accident investigation may take several weeks to complete. It is estimated that production capabilities in the refining facility may not be fully restored until early next year.
     While the smelting facility and other operations at the Monaca plant remain active, they are operating at a reduced rate. The smelting facility is currently operating five of its six furnaces producing zinc metal. The operating level of the smelter will be adjusted based on market conditions and as operations at the zinc refining facility are restarted. The Company will pursue recovery of the cost of repairs and the lost profit from its zinc oxide and refined metal during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. While the full financial impact of this incident is not known at this time, absent insurance recoveries, earnings will be impaired for the remainder of the year. The Company believes that it will continue to have adequate liquidity to support the business.

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
     While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc and nickel-based products using nearly 100% recycled materials, including metal recovered from our EAF dust recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2008, we began construction of a new EAF dust processing facility located in South Carolina. We placed the first of two kilns into production in mid-April 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
Economic Conditions and Outlook
     The economy remains weak but continued to slowly improve through the first two quarters of 2010. Our zinc product shipment levels for the first two quarters of 2010 continued to improve over the quarterly shipment levels for 2009 but continued to lag the quarterly shipment levels for the first three quarters of 2008. In March 2010, we started operations of our sixth furnace at our Monaca smelter. We expect improvements in economic conditions to be slow in the near term. Our results, particularly in comparison to the first two quarters of 2009, reflect the impact this limited improvement has had on the markets we serve, in particular the tire and rubber market, the hot-dipped galvanizing market and the EAF dust recycling market.
Factors Affecting Our Operating Results
     Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend greatly on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2010, represented approximately 63% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the London Metal Exchange (“LME”). However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 then began a steady decline to $0.47 per pound on December 17, 2008 for an average of $0.85 per pound for 2008. Zinc prices began to strengthen in 2009 reaching a high of $1.17 on December 31, 2009 for an average of $0.75 for the year.
     Monthly average zinc prices have fluctuated between $0.79 per pound and $1.10 per pound in the first six months of 2010, for an average of $0.98 per pound for the period. The movement and level of zinc prices reflect the gradual improvement in economic conditions and continued investor activity in the metal markets. For the six months ended June 30, 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.62 per pound.
     In 2009, we purchased put options for 2010 at a cost of $5.3 million to serve as a hedge and to mitigate the effects of decreases in the LME average zinc price. In 2010, we purchased additional put options for 2011 at a cost of $0.9 million. Through the purchase of the options, we will receive a minimum price per pound for the quantity hedged. The options have a strike price of $0.65 per pound. At the time of the purchase the options for 2010 represented approximately 80% of our expected zinc production in 2010.
     Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc and nickel-based products and copper-based powders, as well as from the collection and recycling of EAF dust. Demand for our products increased in the first two quarters of 2010 from the fourth quarter of 2009. Our production of zinc products for the first six months of 2010 increased to an annual rate of 131,000 tons from 106,000 tons for 2009.
     The increase in weekly domestic steel production that began in the second quarter of 2009 continued through the second quarter of 2010, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. We placed the first of two kilns in production at our Barnwell, South Carolina facility in mid-April of 2010. The starting date for the second kiln will be determined by market conditions.
     The table below illustrates historical production and sales volumes and revenues for zinc products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six Months Ended June 30,		Year Ended December 31,		Six Months Ended June 30,		Year Ended December31,
	2010	2009	2009	2008	2010	2009	2009	2008
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	70	56	118	154	$2,008	$1,285	$1,529	$1,932
EAF Dust	273	166	409	507	$72	$88	$80	$97
Nickel-based products	13	11	25	27	$1,744	$1,306	$1,453	$2,102
     Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel-based products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first six months of 2010, approximately 25% of our zinc production costs were purchased-feedstock-related, compared to 15% for the first six months of 2009. The increase reflects a 37.2% increase in production from the first six months of 2009 and the significant increase in the LME average zinc price that began in 2009, partially offset by our efforts to increase the use of EAF dust-based feedstock. The remaining 75% of our zinc production costs in the first six months of 2010 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes our conversion cost per ton changes inversely. The increase in our production volume in 2010 has caused our conversion cost per ton to decrease compared to the first six months of 2009. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase our purchased feedstock at a discount to the LME price of zinc.
     We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc or nickel prices, our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the first quarter of 2009, we recorded an LCM adjustment of $2.8 million. No LCM adjustment was recorded in the first two quarters of 2010.
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
Explosion at our Monaca, Pennsylvania facility
     On July 22, 2010, an explosion occurred at our Monaca, PA facility which resulted in two fatalities in the plant’s zinc oxide refining facility. The zinc refinery remains shutdown pending completion of an investigation and assessment of the damage. Teams from the U.S. Occupational, Safety and Health Administration (OSHA) and the U.S. Chemical Safety & Hazard Investigation Board (CSB) are investigating the cause and the circumstances that may have contributed to the occurrence of this incident. We are cooperating fully with these investigations. In addition, we and our insurance underwriters are conducting our own investigations into the cause and the circumstances that contributed to this incident. The United Steel Workers union is also participating in the investigations.
     A preliminary assessment of the damage indicates that each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility will need to be rebuilt before production can be safely restarted using these columns. It was further determined that the rebuilding process will be delayed pending results from the accident investigation to assure that all safety measures are considered before production begins. The accident investigation may take several weeks to complete. We plan to restart our idled Larvik furnaces in September to begin producing limited quantities of zinc oxide, however, it is estimated that production capabilities in the refining facility may not be fully restored until early next year.
     While the smelting facility and other operations at the Monaca plant remain active, they are operating at a reduced rate. The smelting facility is currently operating five of its six furnaces producing zinc metal. The operating level of the smelter will be adjusted based on market conditions and as operations at the zinc refining facility are restarted. We will pursue recovery of the cost of repairs and the lost profit from our zinc oxide and refined metal during the rebuilding period, subject to customary deductibles, under our business interruption and property insurance. While the full financial impact of this incident is not known at this time, absent insurance recoveries, earnings will be impaired for the remainder of the year. We believe that we will continue to have adequate liquidity to support the business.
Trends Affecting Our Business
     Our operating results are and will be influenced by a variety of factors, including:
•	LME price of zinc and nickel;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the EAF dust or nickel-bearing waste recycling market;

•	increases and decreases in the use of zinc and nickel-based products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by our customers; and

•	our operational efficiency improvement programs.
     We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and fell to as low as $0.47 per pound on December 17, 2008. In 2009, the LME price of zinc ranged from a low of $0.48 per pound on February 20,

2009 to a high of $1.17 per pound on December 31, 2009. The average price was $0.98 per pound for the first six months of 2010. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in order to attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.
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
     The historically high zinc prices in 2006 into 2008 also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as new EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, Steel Dust Recycling began operations at its Waelz kiln facility located in Alabama in 2008, and The Heritage Group built an EAF dust processing facility in Arkansas and began operations in 2009.
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
Summary of Critical Accounting Policies and Estimates
     Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2010, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2010 and for the three and six months ended June 30, 2010 and 2009. Certain of these accounting policies are described below.
Inventories
     Inventories, which consist primarily of zinc and nickel-bearing materials and supplies and spare parts, are valued at the lower of cost or market using a moving average cost method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.
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
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third-party counterparties with whom we have entered into substantially identical derivative contracts. We also compare these counterparty valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing of the underlying commodity and are therefore subject to fluctuation based on the movements of the commodity markets.
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
Impairment
     We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We examined our assets as of June 30, 2010 and found no events that would suggest a potential impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.
Recently Issued Accounting Pronouncements
     In June 2009, the Financial Accounting Standards Board (“FASB”) issued updated guidance centering on consolidation of variable interest entities. The updated guidance includes a requirement for an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and a requirement for an enterprise to perform ongoing reassessments of whether it is the primary beneficiary of a variable interest entity and provides guidance for determining whether an entity is a variable interest entity. The updated guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within the first annual reporting period. The provisions had no significant effect on our consolidated financial statements.
Results of Operations
     The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	81.0	113.2	80.3	125.0
Depreciation	4.3	7.7	4.5	8.3
Selling, general and administrative expenses	5.1	8.5	5.0	8.8

Income (loss) from operations	9.6	(29.4)	10.2	(42.1)
Interest expense	0.3	1.2	0.3	1.1
Interest and other income	0.2	0.2	0.3	0.3

Income (loss) before income taxes	9.5	(30.4)	10.2	(42.9)
Income tax provision (benefit)	3.7	(10.9)	3.8	(15.3)

Net income (loss)	5.8%	(19.5)%	6.4%	(27.6)%

          The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2009	2010	2011	Swaps	Total
Fair value December 31, 2008	6,846	—	—	1,768	8,614
Settlements of closed positions	—	—	—	356	356
Gain (loss) on settlements of closed positions	(744)	—	—	(256)	(1,000)
Mark to market adjustment on open positions	(3,903)	—	—	284	(3,619)

Fair value March 31, 2009	2,199	—	—	2,152	4,351
Settlements of closed positions	—	—	—	(916)	(916)
Gain (loss) on settlements of closed positions	(217)	—	—	411	194
Mark to market adjustment on open positions	(1,566)	—	—	446	(1,120)

Fair value June 30, 2009	416	—	—	2,093	2,509

Purchases	—	2,374	—	—	2,374
Settlements of closed positions	—	—	—	(1,260)	(1,260)
Gain (loss) on settlements of closed positions	(51)	—	—	398	347
Mark to market adjustment on open positions	(364)	(870)	—	778	(456)

Fair value September 30, 2009	1	1,504	—	2,009	3,514

Purchases	—	2,902	—	—	2,902
Settlements of closed positions	—	—	—	(1,965)	(1,965)
Gain (loss) on settlements of closed positions	(1)	—	—	616	615
Mark to market adjustment on open positions	—	(3,669)	—	497	(3,172)

Fair value December 31, 2009	—	737	—	1,157	1,894

Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(228)	(228)
Gain (loss) on settlements of closed positions	—	—	—	(34)	(34)
Mark to market adjustment on open positions	—	(368)	—	119	(249)

Fair value March 31, 2010	—	369	—	1,014	1,383

Purchases	—	—	882	—	882
Settlements of closed positions	—	—	—	(74)	(74)
Gain (loss) on settlements of closed positions	—	(1)	—	(209)	(210)
Mark to market adjustment on open positions	—	813	1,441	(616)	1,638

Fair value June 30, 2010	$—	$1,181	$2,323	$115	$3,619

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the periods indicated are listed in the table below.

	2008	2009			2010
	Fiscal quarter ended	Fiscal quarter ended			Fiscal quarter ended
Average LME zinc price	December 31	March 31	June 30	December 31	March 31	June 30
Three months ended	$0.54	$0.53	$0.67	$1.00	$1.04	$0.92
Year-to-date	$0.85	$0.53	$0.60	$0.75	$1.04	$0.98

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009
     Net sales. Consolidated net sales increased $50.9 million, or 107.0%, to $98.5 million for the three months ended June 30, 2010 compared to $47.6 million for the three months ended June 30, 2009. The increase includes a $39.6 million increase in net sales for Horsehead Corporation (“Horsehead”) and $11.3 million in net sales related to INMETCO.
     Net sales relating to Horsehead increased $39.6 million, or 83.2%, to $87.2 million for the three months ended June 30, 2010 compared to $47.6 million from the three months ended June 30, 2009. The increase was a result of a $22.0 million increase in price realization, due primarily to a higher average LME zinc price for the second quarter of 2010 versus the second quarter of 2009, a $15.5 million increase in sales volume reflecting increases in shipments across all major product lines and an increase in EAF dust receipts. Our net sales were further increased by $3.1 million relating to our hedging activity. Net sales were decreased by a $1.0 million decrease in co-product and miscellaneous sales. The $3.1 million increase in net sales relating to our hedging positions consisted of a favorable non-cash mark to market adjustment of $1.2 million for the three months ended June 30, 2010 versus an unfavorable adjustment of $1.9 million for the three months ended June 30, 2009. Zinc product shipments were 36,860 tons for the three months ended June 30, 2010, or 33,199 tons on a zinc contained basis, compared to 28,530 tons, or 26,031 tons on a zinc contained basis, for the three months ended June 30, 2009.
     The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.08 per pound for the three months ended June 30, 2010, compared to $0.75 per pound for the three months ended June 30, 2009. The increase reflects the 36.7% increase in the average LME zinc price for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The increase was caused by the general economic recovery that began in 2009 and continued into 2010.
     Net sales of zinc metal increased $12.6 million, or 56.5%, to $34.9 million for the three months ended June 30, 2010 compared to $22.3 million for the three months ended June 30, 2009. The increase was attributable primarily to a $9.0 million increase in price realization and a $3.6 million increase in sales volume. The increase in price realization was attributable to a higher average LME zinc price for the second quarter of fiscal 2010 versus the second quarter of fiscal 2009. The increase in shipment volume reflects the gradual improvement in demand for our products that began in the second quarter of 2009 and continued throughout the second quarter of 2010.
     Net sales of zinc oxide increased $19.5 million, or 118.9%, to $35.9 million for the three months ended June 30, 2010, compared to $16.4 million for the three months ended June 30, 2009. The increase was attributable to an $11.9 million increase in price realization and a $7.6 million increase in sales volume. The increase in price realization reflects the increase of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. We realized a premium to the LME on sales of zinc oxide in the second quarter of 2010 versus a discount to the LME in the second quarter of 2009, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. The volume increase was caused primarily by increased shipments to our largest tire customers reflecting the strengthening in the market that began in the second quarter of 2009 and continued into 2010.
     Net sales of zinc and copper-based powder increased $1.9 million, or 111.8%, to $3.6 million for the three months ended June 30, 2010 compared to $1.7 million for the three months ended June 30, 2009. The increase was attributable primarily to increases in prices and shipment volumes of our copper-based powders.
     Revenues from EAF dust recycling increased $3.5 million, or 52.7%, to $10.1 million for the three months ended June 30, 2010 compared to $6.6 million for the three months ended June 30, 2009. Increased volumes caused revenues to increase by $4.1 million. A 5.4% decrease in price realization on EAF dust recycling fees for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 resulted in a decrease in net sales of $0.6 million. EAF dust receipts for the three months ended June 30, 2010 increased 61.4% to 137,578 tons compared to 85,240 tons for the three months ended June 30, 2009, reflecting the increase in steel production that began in the third quarter of 2009 and continued into 2010. The increase also reflects the increase in volume associated with the purchase of the customer contracts from ESOI in June 2009. According to data from the American Iron & Steel Institute, reported steel production for the three months ended June 30, 2010 increased 66.4% from the three months ended June 30, 2009.
     Cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $25.9 million, or 48.1%, to $79.8 million for the three months ended June 30, 2010, compared to $53.9 million for the three months ended June 30, 2009. The increase includes an $18.3 million increase in cost of sales for Horsehead and $7.6 million in cost of sales related to INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 81.0% for the three months ended June 30, 2010, compared to 113.2% for the three months ended June 30, 2009.
     Cost of sales related to Horsehead increased $18.3 million, or 33.9%, to $72.2 million for the three months ended June 30, 2010, compared to $53.9 million for the three months ended June 30, 2009. As a percentage of net sales related to Horsehead, cost of sales was 82.8% for the three months ended June 30, 2010, compared to 113.2% for the three months ended June 30, 2009. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. As a percentage of net sales related to INMETCO, cost of sales related to INMETCO was 64.8% for the three months ended June 30, 2010.
     The cost of zinc material and other products sold increased $14.9 million, or 29.2%, to $65.7 million for the three months ended June 30, 2010, compared to $50.8 million for the three months ended June 30, 2009. The increase was primarily the result of a $11.5 million increase in shipment volume across all major product lines, a $9.0 million increase in the cost of products shipped and a $5.6 million decrease in recycling and other costs. The increases reflect higher feed costs and higher conversion costs for the three months ended June 30, 2010 compared to the three months ended June 30, 2009, driven in part by an increase in production levels. Purchased feed costs were increased by $9.3 million, reflecting both the higher LME average zinc price as well as an increased cost of purchased feeds we pay expressed as a percentage of the LME. The increase in our purchased feed costs also reflects a 72.7% increase in the number of tons of purchased feed consumed.
     Horsehead’s conversion costs were $11.9 million higher in the three months ended June 30, 2010 than in the three months ended June 30, 2009. The increase reflects a $6.7 million increase in utility costs, a $3.0 million increase in labor costs and a $1.8 million increase in maintenance and supplies costs. These increases were driven primarily by higher production levels for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 in response to the gradual economic recovery that began late in 2009 and continued into 2010. The increase in production levels for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 more than offset the increase in conversion costs on a per ton basis. Our conversion cost per ton decreased for the three months ended June 30, 2010 compared to the three months ended June 30, 2009.
     The cost of EAF dust services increased $3.4 million, or 110.6%, to $6.5 million for the three months ended June 30, 2010 compared to $3.1 million for the three months ended June 30, 2009 primarily reflecting a 61.4% increase in volume of EAF dust received partially offset by an increase in transportation costs.
     Depreciation and amortization. Consolidated depreciation and amortization expense increased $0.6 million, or 16.1%, to $4.2 million for the three months ended June 30, 2010 compared to $3.6 million for the three months ended June 30, 2009.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $1.0 million to $5.0 million for the three months ended June 30, 2010, compared to $4.0 million for the three months ended June 30, 2009. Horsehead related costs increased $0.5 million, primarily reflecting an increase in labor costs partially offset by a decrease in bad debt expense. Selling, general and administrative expenses relating to INMETCO were $0.7 million.
     Interest expense. Interest expense decreased $0.3 million to $0.3 million for the three months ended June 30, 2010, compared to $0.6 million for the three months ended June 30, 2009. The decrease largely reflects a $0.4 million reduction in expenses related to the credit facility we cancelled in December, 2009, partially offset by a $0.2 million increase in accretion expense associated with the liability we incurred to purchase the ESOI EAF dust contracts in June of 2009.
     Income tax provision (benefit). Our income tax provision was $3.7 million for the three months ended June 30, 2010, compared to an income tax benefit of $(5.2) million for the three months ended June 30, 2009. Our estimated annual effective tax rate for 2010 changed from 35.9% as of March 31, 2010 to 37.6% as of June 30, 2010. The change in the annual rate primarily reflects the combined effect of a reduction in our projected pre-tax income for 2010, brought about by a reduction in the expected price of zinc, and the tax effect of temporary differences. The change in the annual rate was reflected in our effective rate for the three months ended June 30, 2010. Our effective tax rates were 39.5% for the three months ended June 30, 2010 and 35.9% for the three months ended June 30, 2009.
     Net income (loss). For the reasons stated above, our net income was $5.7 million for the three months ended June 30, 2010, compared to a net loss of $(9.3) million for the three months ended June 30, 2009.

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009
     Net sales. Consolidated net sales increased $108.1 million, or 123.6%, to $195.5 million for the six months ended June 30, 2010 compared to $87.4 million for the six months ended June 30, 2009. The increase includes an $82.3 million increase in net sales for Horsehead and $25.8 million in net sales related to INMETCO.
     Net sales relating to Horsehead increased $82.3 million, or 94.2%, to $169.7 million for the six months ended June 30, 2010, compared to $87.4 million from the six months ended June 30, 2009. The increase was a result of a $49.6 million increase in price realization, due primarily to a higher average LME zinc price for the first six months of 2010 versus the first six months of 2009, a $28.0 million increase in sales volume reflecting increases in shipments across all major product lines and an increase in EAF dust receipts. Our net sales were further increased by $6.6 million relating to our hedging activity. Co-product and miscellaneous sales decreased $1.9 million. The $6.6 million increase in net sales relating to our hedging positions consisted of a favorable non-cash adjustment of $0.5 million for the six months ended June 30, 2010 versus an unfavorable non-cash adjustment of $6.1 million for the six months ended June 30, 2009. Zinc product shipments were 70,268 tons for the six months ended June 30, 2010, or 63,317 tons on a zinc contained basis, compared to 56,191 tons, or 53,138 tons on a zinc contained basis, for the six months ended June 30, 2009.
     The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.11 per pound for the six months ended June 30, 2010, compared to $0.71 per pound for the six months ended June 30, 2009. The increase reflects the 63.0% increase in the average LME zinc price for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. The increase reflected the general economic recovery that began in 2009 and continued into 2010.
     Net sales of zinc metal increased $31.4 million, or 80.1%, to $70.6 million for the six months ended June 30, 2010, compared to $39.2 million for the six months ended June 30, 2009. The increase was attributable primarily to a $25.5 million increase in price realization and a $5.9 million increase in sales volume. The increase in price realization was attributable to a higher average LME zinc price for the first six months of 2010 versus the first six months of 2009 partially offset by a lower average premium to the LME on zinc products sold for the six months of 2010 versus the first six months of 2009. The increase in shipment volume reflects the gradual improvement in demand for our products that began in the second quarter of 2009 and continued throughout the second quarter of 2010.
     Net sales of zinc oxide increased $37.1 million, or 115.6%, to $69.2 million for the six months ended June 30, 2010, compared to $32.1 million for the six months ended June 30, 2009. The increase was attributable to a $25.1 million increase in price realization and a $12.0 million increase in sales volume. The increase in price realization reflects the increase of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. We realized a premium to the LME on sales of zinc oxide in the first six months of 2010 and 2009. The volume increase was caused primarily by increased shipments to our largest tire customers reflecting the strengthening in the market that began in the second quarter of 2009 and continued into 2010.
     Net sales of zinc and copper-based powder increased $3.8 million, or 122.6%, to $6.9 million for the six months ended June 30, 2010, compared to $3.1 million for the six months ended June 30, 2009. The increase was attributable primarily to increases in prices and shipment volumes of our copper-based powders.
     Revenues from EAF dust recycling increased $5.2 million, or 36.3%, to $19.6 million for the six months ended June 30, 2010, compared to $14.4 million for the six months ended June 30, 2009. Increased volumes caused revenues to increase by $9.3 million. A 17.2% decrease in price realization on EAF dust recycling fees for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 resulted in a decrease in net sales of $4.1 million. EAF dust receipts for the six months ended June 30, 2010 increased 64.6% to 272,666 tons compared to 165,644 tons for the six months ended June 30, 2009, reflecting the increase in volume associated with the purchase of the customer contracts from ESOI in June 2009 and the increase in steel production that began in the second quarter of 2009 and continued into 2010. According to data from the American Iron & Steel Institute, reported steel production for the six months ended June 30, 2010 increased 63.4% from the six months ended June 30, 2009.
     Cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $47.7 million, or 43.6%, to $157.0 million for the six months ended June 30, 2010, compared to $109.3 million for the six months ended June 30, 2009. The increase includes a $31.1 million increase in cost of sales for Horsehead and $16.6 million in cost of sales related to INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 80.3% for the six months ended June 30, 2010, compared to 125.0% for the six months ended June 30, 2009.

     Cost of sales related to Horsehead increased $31.1 million, or 28.4%, to $140.4 million for the six months ended June 30, 2010, compared to $109.3 million for the six months ended June 30, 2009. As a percentage of net sales related to Horsehead, cost of sales was 82.7% for the six months ended June 30, 2010, compared to 125.0% for the six months ended June 30, 2009. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.
     The cost of zinc material and other products sold increased $24.3 million, or 23.4% to $128.0 million for the six months ended June 30, 2010, compared to $103.7 million for the six months ended June 30, 2009. The increase was primarily the result of a $21.5 million increase in shipment volume across all major product lines, a $10.8 million increase in the cost of products shipped and an $8.0 million decrease in recycling and other costs. The increases reflect higher feed costs and higher conversion costs for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Purchased feed costs were increased by $18.8 million, reflecting both the higher LME average zinc price as well as a 51.5% increase in the number of tons of purchased feed consumed.
     Our conversion costs were $14.5 million higher in the six months ended June 30, 2010 than in the six months ended June 30, 2009. The increase reflects an $8.1 million increase in utility costs, a $3.9 million increase in labor costs and a $2.6 million increase in maintenance and supplies costs. These increases were driven primarily by higher production levels for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 in response to the gradual economic recovery that began late in 2009 and continued into 2010. The increase in production levels for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 more than offset the increase in conversion costs on a per ton basis. Our conversion cost per ton decreased for the six months ended June 30, 2010 compared to the six months ended June 30, 2009.
     The cost of EAF dust services increased $6.8 million, or 121.6%, to $12.4 million for the six months ended June 30, 2010, compared to $5.6 million for the six months ended June 30, 2009 primarily reflecting the 64.6% volume increase of EAF dust received partially offset by an increase in transportation costs.
     Depreciation and amortization. Consolidated depreciation and amortization expense increased $1.6 million, or 21.8%, to $8.8 million for the six months ended June 30, 2010, compared to $7.2 million for the six months ended June 30, 2009. The increase related to Horsehead was $0.3 million and the increase related to INMETCO was $1.3 million.
     Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.0 million to $9.7 million for the six months ended June 30, 2010, compared to $7.7 million for the six months ended June 30, 2009. The increase reflects primarily an increase in labor and benefit costs of $0.8 million partially offset by a $0.5 million decrease in bad debt expense. Selling, general and administrative expenses relating to INMETCO were $1.2 million.
     Interest expense. Interest expense decreased $0.4 million to $0.6 million for the six months ended June 30, 2010, compared to $1.0 million for the six months ended June 30, 2009. The decrease largely reflects a $0.7 million reduction in expenses related to the credit facility we cancelled in December, 2009, partially offset by a $0.4 million increase in accretion expense associated with the liability we incurred to purchase the ESOI EAF dust contracts in June of 2009.
     Interest and other income. Interest and other income increased $0.3 million for the six months ended June 30, 2010. The increase primarily reflects a $0.1 million increase in interest earned on excess cash during the first six months of 2010 and $0.2 million in other income related INMETCO.
     Income tax provision (benefit). Our income tax provision was $7.5 million for the six months ended June 30, 2010, compared to a benefit of $(13.4) million for the six months ended June 30, 2009. Our estimated annual effective tax rate for 2010 changed from 35.9% as of March 31, 2010 to 37.6% as of June 30, 2010. The change in the annual rate primarily reflects the combined effect of a reduction in our projected pre-tax income for 2010, brought about by a reduction in the expected price of zinc, and the tax effect of temporary differences. Our effective tax rate was 35.8% for the six months ended June 30, 2009.
     Net income. For the reasons stated above, our net income was $12.5 million for the six months ended June 30, 2010, compared to a net loss of $(24.1) million for the six months ended June 30, 2009.

Liquidity and Capital Resources
     We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $31.3 million related to the following three items. The first is the New Markets Tax Credit (“NMTC”), the second is the financial assurance associated with the ESOI customer contracts purchased by us, and the third is the collateral for our letters of credit, all of which are described in our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 16, 2010. We believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We further believe we could reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein, including the impact on our operating results of the explosion that occurred at our Monaca, Pennsylvania facility, or in the materials incorporated herein by reference.
June 30, 2010
     Our balance of cash and cash equivalents at June 30, 2010, excluding $31.3 million of restricted cash, was $82.8 million, a $12.7 million decrease from the December 31, 2009 balance of $95.5 million. Cash and cash equivalents are concentrated in two U.S. banks. In 2009 we invested in certificates of deposit and other short term investments. The funds invested in certificates of deposit on December 31, 2009 matured in January 2010 and were invested in a money market demand account, bringing the balance to $50.3 million as of March 31, 2010. That balance was subsequently transferred to our cash account. The funds we had invested in the government money market fund on December 31, 2009 matured in January 2010.
Cash Flows from Operating Activities
     Our operations provided a net $16.8 million in cash for the six months ended June 30, 2010, reflecting the gradual improvement in the overall economy as well as the generally higher LME average prices of zinc and nickel during the period. The improving economy also contributed also to the increase in accounts receivable and inventory during the period.
     Our investment in working capital was $140.9 million at June 30, 2010 and $143.5 million at December 31, 2009. The $12.7 million decrease in our cash and cash equivalents was largely offset by increases in our accounts receivable, inventory, and prepaid expenses and other current assets, which include the fair value of our open hedge positions. The post closing adjustments associated with our purchase of INMETCO reduced working capital by $0.9 million during the first quarter of 2010. The increase in our accounts receivable reflects higher sales volumes resulting from the strengthening economy. The increase in our inventories reflects cost and volume increases of 32% and 56%, respectively, associated with our zinc products finished goods inventory.
     Our zinc put option open positions include a favorable non-cash fair value adjustment of $1.9 million. We purchased the put options in 2009 and 2010 to protect our cash flows from declines in the LME price of zinc. The options settle monthly. We are entitled to receive the amount, if any, by which the option strike price, set at $0.65 per pound, exceeds the average LME price of zinc during the preceding month. During the six months ended June 30, 2010, the average LME zinc price exceeded the strike price, consequently the options settled with no payment due to us.
Cash Flows from Investing Activities
     Cash used in investing activities was $29.3 million for the six months ended June 30, 2010, of which $19.6 million related to the construction of the two kilns in South Carolina. The first kiln commenced operation in mid-April of 2010. The start date of the second kiln will be determined by market conditions. We funded capital expenditures with cash on hand. Additionally, we made payments totaling $4.6 million representing the remaining purchase price of INMETCO.
Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements include operating leases and letters of credit. As of June 30, 2010, we had letters of credit outstanding in the amount of $20.4 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are collateralized by $21.4 million in restricted cash.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc through 2011.
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
Commodity Price Risk
     Our business consists principally of the sale of zinc and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc and nickel. Because our finished products are generally priced based on a spread to the price of zinc on the LME, our sales revenues are impacted significantly by changes in the market price of zinc. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.
     In 2008, we purchased put options for 2009 for a financial hedge for approximately 90,000 tons of zinc (7,500 tons monthly) or approximately 60% of our anticipated 2009 sales volume. The cost of these options was approximately $10.5 million. The options settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $0.50 per pound for the duration of 2009, exceeded the average LME price for zinc during the preceding month. In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010 at a cost of $5.3 million. In April of 2010, we purchased put options for approximately 25,000 tons of zinc for 2011 at a cost of $0.9 million. The options for both years have a strike price of $0.65 per pound. At the time of the purchases, the options for 2010 represented approximately 80% of our anticipated sales volume for 2010. The options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.
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
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2010.
     (b) Changes in internal control over financial reporting
     During the quarter ending June 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A. Risk Factors.
     Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2009, which was filed with the SEC on March 16, 2010. We have updated our risk factors as stated below to address the effect on our business of the explosion that occurred at our Monaca, Pennsylvania facility on July 22, 2010.
Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities, such as experienced in the explosion at our Monaca, Pennsylvania facility that occurred on July 22, 2010, could prevent us from meeting customer demand, reduce our sales, increase our costs and/or negatively impact our results of operations.
     An interruption in production or service capabilities at any of our production facilities as a result of equipment or power failure or other reasons, such as the explosion at our Monaca, Pennsylvania facility, could limit our ability to deliver products to our customers, reducing our net sales and net income, increasing our costs and potentially damaging relationships with our customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, damage to our reputation and/or permanent loss of customers. Any such production stoppage or delay could also require us to make unplanned capital expenditures, which together with reduced sales and increased costs, could adversely affect our results of operations.
     Furthermore, because many of our customers are, to varying degrees, dependent on deliveries from our facilities, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, the explosion at our Monaca, Pennsylvania facility, adverse weather conditions or other events. We have experienced, and may experience in the future, periods of reduced production as a result of repairs that are necessary to our kiln, smelting and refinery operations. If any of these events occur in the future, they could have a material adverse effect on our business, financial condition or results of operations. Our insurance policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from, among other things, loss of life, physical damage, business interruptions and product liability including as a result of the explosion at our Monaca, Pennsylvania facility.
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

HORSEHEAD HOLDING CORP.
/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

     This report has been signed by the following persons in the capacities indicated on August 9, 2010.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	August 9, 2010
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and	August 9, 2010
Robert D. Scherich	Accounting Officer