Form 10-Q
period 2010-09-30
Horsehead Holding Corp
filed 2010-11-09
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
     (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of November 3, 2010 was 43,365,266.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2010 and December 31, 2009
(Amounts in thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$95,150	$95,480
Accounts receivable, net of allowance of $1,861 and $2,032, respectively	55,516	40,652
Inventories	43,907	39,908
Prepaid expenses and other current assets	7,481	25,195
Deferred income taxes	816	175

Total current assets	202,870	201,410
Property, plant and equipment, net	210,733	191,307
Other assets
Intangible assets	13,209	13,758
Restricted cash	31,322	31,536
Deposits and other	317	251

Total other assets	44,848	45,545

Total assets	$458,451	$438,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$10	$58
Accounts payable	38,542	32,313
Accrued expenses	26,862	25,584

Total current liabilities	65,414	57,955
Long-term debt, less current maturities	255	255
Other long-term liabilities	19,753	18,865
Deferred income taxes	15,810	15,770
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,365 and 43,334 shares issued and outstanding in 2010 and 2009, respectively	434	433
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	213,247	211,517
Retained earnings	139,132	128,995

Total Horsehead Holding Corp. stockholders’ equity	352,813	340,945
Non-controlling interest	4,406	4,472

Total stockholders’ equity	357,219	345,417

Total liabilities and stockholders’ equity	$458,451	$438,262

     The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2010 and 2009
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales of zinc material and other goods	$67,092	$50,895	$217,201	$123,919
Net sales of nickel-based material and other services	13,092	—	38,870	—
EAF dust service fees	10,365	9,415	29,992	23,811

Net sales	90,549	60,310	286,063	147,730
Cost of sales of zinc material and other goods	71,803	51,718	199,816	155,455
Cost of sales of nickel-based material and other services	7,799	—	24,402	—
Cost of EAF dust services	5,922	4,686	18,286	10,266

Cost of sales (excluding depreciation and amortization)	85,524	56,404	242,504	165,721
Depreciation and amortization	4,430	3,743	13,212	10,956
Selling, general and administrative expenses	4,616	3,683	14,306	11,429

Total costs and expenses	94,570	63,830	270,022	188,106

Income (loss) from operations	(4,021)	(3,520)	16,041	(40,376)
Other income (expense)
Interest expense	(308)	(596)	(920)	(1,550)
Interest and other income	113	159	673	442

	(195)	(437)	(247)	(1,108)

Income (loss) before income taxes	(4,216)	(3,957)	15,794	(41,484)

Income tax provision (benefit)	(1,863)	(377)	5,657	(13,797)

NET INCOME (LOSS)	$(2,353)	$(3,580)	$10,137	$(27,687)

Earnings (losses) per common share:
Basic	$(0.05)	$(0.10)	$0.23	$(0.78)
Diluted	$(0.05)	$(0.10)	$0.23	$(0.78)
Weighted average shares outstanding:
Basic	43,358	36,498	43,346	35,676
Diluted	43,358	36,498	43,637	35,676
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2010
(Unaudited)
(Amounts in thousands)

			Additional		Non-
	Common Stock		Paid-In	Retained	controlling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance at January 1, 2010	43,334	$433	$211,517	$128,995	$4,472	$345,417

Restricted stock vesting	31	1	(1)	—	—	—
Stock compensation expense	—	—	1,751	—	—	1,751
Tax liability of stock vesting	—	—	(20)	—	—	(20)
Net income (loss)	—	—	—	10,137	—	10,137
Distribution to non-controlling interest	—	—	—	—	(66)	(66)

Balance at September 30, 2010	43,365	$434	$213,247	$139,132	$4,406	$357,219

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2010 and 2009
(Unaudited)
(Amounts in thousands)

	2010	2009
Cash Flows from Operating Activities:
Net income (loss)	$10,137	$(27,687)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	13,212	11,531
Accretion on ESOI liabilities	680	209
Deferred income tax (benefit)	(641)	(546)
Loss on write down of assets	—	962
Losses (gains) on derivative financial instruments	2,527	7,474
Non-cash compensation expense	1,751	1,609
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(15,057)	2,739
(Increase) decrease in inventories	(4,603)	18,688
Decrease (increase) in prepaid expenses and other current assets	15,359	(8,491)
(Increase) decrease in other assets	(79)	209
Increase (decrease) in accounts payable	6,187	(11,333)
Increase (decrease) in accrued expenses net of tax effect of share based compensation	5,846	(3,353)
Increase in other long-term liabilities	207	991

Net cash provided by (used in) operating activities	35,526	(6,998)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(31,369)	(26,784)
Purchase of INMETCO	(4,567)	—
Decrease (increase) in restricted cash	214	(25,219)
Purchase of intangible assets	—	(3,000)

Net cash (used in) investing activities	(35,722)	(55,003)
Cash Flows from Financing Activities:
Proceeds from equity offering, net of expenses	—	79,785
Distribution to noncontrolling interest equity holders	(66)	—
Proceeds from non-controlling interest equity holders	—	4,472
Tax (liability) benefit of share based compensation	(20)	(57)
Proceeds from issuance of loans payable	—	255
Payments on notes payable and long-term debt	(48)	(46)

Net cash (used in) provided by financing activities	(134)	84,409

Net (Decrease) Increase In Cash And Cash Equivalents	(330)	22,408
Cash and cash equivalents at beginning of period	95,480	122,768

Cash and cash equivalents at end of period	$95,150	$145,176

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
          The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of September 30, 2010 and for the three and nine months ended September 30, 2010 and September 30, 2009, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior year’s consolidated financial statements to conform to the 2010 presentation. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2010. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.
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
NOTE C—ACQUISITION OF BUSINESS
          On December 31, 2009, the Company purchased all of the issued and outstanding capital stock of The International Metals Reclamation Company, Inc. (“INMETCO”), from Vale Inco Americas Inc. The Company also assumed certain financial assurance obligations associated with environmental regulatory requirements. The assurance was provided in 2009 in the form of a $5,890 letter of credit supported by a $6,185 increase in the Company’s restricted cash balance.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE D—CASH AND CASH EQUIVALENTS
          Cash and cash equivalents consisted of the following at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009

Cash in bank	$95,138	$10,358
Government money market fund	—	35,000
Money market demand account	12	30,075
Certificates of deposit	—	20,047

	$95,150	$95,480

          The Company’s cash balance is concentrated in two U.S. banks. The government money market fund invested only in U.S.Treasury bills, notes and other obligations guaranteed by the U.S. Treasury, and its goal was to provide high levels of current income, liquidity and stability of principal. The fund did not invest in repurchase agreements.
          The money market demand account carried interest rates of 0.5% as of September 30, 2010 and 1.25% as of December 31, 2009. The certificates of deposit had a four week maturity and had an interest rate of 0.4%. They were purchased through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by investing in certificates of deposit in amounts covered by the Federal Deposit Insurance Corporation (“FDIC”). Under the program, the depositor invests an amount with a financial institution participating in the CDARS program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC. The balances approximate fair value.
NOTE E—INVENTORIES
          Inventories consisted of the following at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Raw materials	$12,733	$10,413
Work-in-process	6,370	1,471
Finished goods	10,807	13,939
Supplies and spare parts	13,997	14,085

	$43,907	$39,908

          Inventories are net of reserves for slow moving inventory of $2,826 and $2,971 at September 30, 2010 and December 31, 2009, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
          Prepaid expenses and other current assets consist of the following at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Refundable income taxes	$3,581	$20,786
Prepaid hedge contracts	1,738	1,914
Other	2,162	2,495

	$7,481	$25,195

NOTE G—PROPERTY, PLANT AND EQUIPMENT
          Property, plant and equipment consisted of the following at September 30, 2010 and December 31, 2009.

	September 30,	December 31,
	2010	2009
Land and land improvements	$18,079	$11,110
Buildings and building improvements	30,574	27,734
Machinery and equipment	200,457	169,296
Construction in progress	33,015	41,906

	282,125	250,046
Less accumulated depreciation	(71,392)	(58,739)

	$210,733	$191,307

NOTE H—NOTES PAYABLE AND LONG-TERM DEBT
          Debt at September 30, 2010 consisted of a note payable to Beaver County Corporation for Economic Development for $10 and is classified as current and a $255 loan under the U. S. Treasury Department’s New Market Tax Credit (“NMTC”) program. The loan under the NMTC program is an interest-only loan with the principal due at the end of the term.
          For the three and nine months ended September 30, 2009, the Company amortized $141 and $574 in deferred finance charges relating to the credit facility it cancelled in December 2009. The amortization was included in interest expense on the Consolidated Statement of Operations.
          At September 30, 2010 and December 31, 2009, the Company had $20,360 and $20,574, respectively, of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s three facilities in Pennsylvania.
NOTE I—ACCRUED EXPENSES
          Accrued expenses at September 30, 2010 and December 31, 2009 consisted of the following.

	September 30,	December 31,
	2010	2009
Employee related costs	$7,831	$6,722
EAF dust processing reserve	4,690	3,564
Accrued INMETCO purchase price	—	4,802
Unearned tolling revenue	3,211	1,173
Workers Compensation insurance claim liabilities	2,400	2,400
Other	8,730	6,923

	$26,862	$25,584

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE J—OTHER LONG-TERM LIABILITIES
          Other long-term liabilities at September 30, 2010 and December 31, 2009 consisted of the following.

	September 30,	December 31,
	2010	2009
Environmental obligations	$2,013	$2,013
Workers Compensation insurance claim liabilities	7,867	7,747
Asset retirement obligations	2,813	2,678
Deferred asset purchase price obligations	6,549	5,869
Other	511	558

	$19,753	$18,865

NOTE K—INCOME TAXES
          The Company’s effective tax rates were 44.2% for the three months ended September 30, 2010, 35.8% for the nine months ended September 30, 2010, 9.5% for the three months ended September 30, 2009 and 33.3% for the nine months ended September 30, 2009. The provision or benefit for income taxes differs from the tax provision or benefit computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes. During the three months ended September 30, 2010, the effective tax rate for 2010 was reduced from 37.6% as of June 30, 2010 to 35.8%, due primarily to state tax credits related to the Barnwell, South Carolina facility, partially offset by a reduction in permanent differences. The combination of the rate reduction and the loss before tax for the three months ended September 30, 2010 resulted in an effective tax rate of 44.2% for the three months ended September 30, 2010. During the three months ended September 30, 2009, the effective tax rate for 2009 was reduced to 33.3% to reflect the impact of permanent differences on lower expected losses for the year and the finalization of the taxes relating to the year ended December 31, 2008. The change reduced estimated tax benefits for the year ended December 31, 2009 and resulted in the effective tax rate of 9.5% for the three months ended September 30, 2009.
          The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2006 through 2009.
NOTE L—STOCK-BASED COMPENSATION
          The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. At September 30, 2010, there were 151 options outstanding, each with an exercise price of $1.01 per share and 3.90 years of remaining contractual life. The aggregate intrinsic value at September 30, 2010 of the options outstanding under the 2004 Plan was $1,334.
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
          At September 30, 2010, there were 1,020 options outstanding, each with an exercise price of $13.00 per share and 6.29 years of remaining contractual life. The related compensation expense for the three and nine months ended September 30, 2010 was $238 and $893, respectively. For the three and nine months ended September 30, 2009, the compensation expense was $332 and $959, respectively. Unrecognized compensation expense as of September 30, 2010 was $1,679. As of September 30, 2010, 624 options were vested and fully exercisable. In the first nine months of 2010, 25 options were forfeited.
          In the first nine months of 2010, the Company granted a total of 208 restricted stock units at an average grant date fair value of $9.92 per unit. In 2009, the Company granted a total of 322 restricted stock units at a grant date fair value of $4.98 per unit. The units vest over a five year service period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three and nine months ended September 30, 2010 was $321 and $858, respectively. For the three and nine months ended September 30, 2009, the compensation expense was $213 and $650, respectively. Unrecognized compensation expense as of September 30, 2010 was $3,548. As of September 30, 2010, there were 702 restricted stock units outstanding. The remaining contractual life ranged from 0.5 years to 4.92 years at June 30, 2010.
NOTE M—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
          The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the London Metal Exchange (“LME”), its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the prices of zinc and nickel.
          The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of September 30, 2010, the fixed portions of these contracts ranged from a monthly average of $0.58 per pound to $2.99 per pound.
          The Company has entered into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead, nickel and zinc. For instance, the Company disposes of the lead co-product of its EAF dust recycling operation under a disposal agreement and the disposal costs are similarly affected by the LME lead price fluctuations. The fixed portions of the lead, nickel and zinc swap contracts as of September 30, 2010 were $1.11 per pound, $9.83 per pound and approximately $0.99 per pound, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
          At September 30, 2009, the Company hedged approximately 8 tons of zinc, lead, copper and nickel with variable-to-fixed future swap contracts and approximately 3 tons of zinc with fixed-to-variable future swap contracts, all of which settle at various dates up to and including April 30, 2011. The Company received cash of $439 and $741, respectively, from the settlement of such contracts for the three and nine months ended September 30, 2010. It received cash of $1,260 and $1,821, respectively, from the settlement of the contracts for the three and nine months ended September 30, 2009.
          The Company purchased put options for various quantities of zinc to act as a financial hedge and to lend stability to its revenue stream. In October 2008, the Company purchased options for approximately 90 tons of zinc for 2009. The cost was $10,472 and the strike price was $0.50 per pound. At the time of the purchases, they represented approximately 60% of the Company’s anticipated sales volume for 2009. In 2009, the Company purchased options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276 and the strike price was $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. In 2010, the Company purchased options for approximately 65 tons of zinc for 2011. The cost was $2,189 and the strike price is $0.65 per pound.
          The options settle monthly on an average LME pricing basis. For the three and nine months ended September 30, 2010 and 2009, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.
          The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Gains (losses) included in net sales:
Put options	$(3,844)	$(1,285)	$(1,959)	$(7,715)
Swaps	1,097	1,176	(130)	2,061

	(2,747)	(109)	(2,089)	(5,654)

Gains (losses) included in cost of sales:
Swaps	(184)	—	303	—

Total losses resulting from hedging activities	$(2,931)	$(109)	$(1,786)	$(5,654)

          The fair value of the swap contracts and put options as of September 30, 2010 and December 31, 2009 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	September 30, 2010	December 31, 2009
Put options and swaps included in Prepaid expenses and other assets	$1,738	$1,914

Swaps included in Accrued expenses	$182	$20

          The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity, as well as interest rate forwards, and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on September 30, 2010 and December 31, 2009, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
          The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses highly rated financial institutions as counterparties that meet certain requirements. The Company currently does not anticipate that any of the counterparties will default on their obligations. The Company does not require collateral and does not enter into master netting arrangements.
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
          The information used to compute basic and diluted earnings (loss) per share follows.

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009

Basic earnings (loss) per share:
Net income (loss)	$(2,353)	$(3,580)	$10,137	$(27,687)
Weighted average shares outstanding — basic	43,358	36,498	43,346	35,676
Basic earnings (loss) per share	$(0.05)	$(0.10)	$0.23	$(0.78)

Diluted earnings (loss) per share:
Net income (loss)	$(2,353)	$(3,580)	$10,137	$(27,687)
Weighted average shares outstanding — diluted	43,358	36,498	43,637	35,676
Diluted earnings (loss) per share	$(0.05)	$(0.10)	$0.23	$(0.78)

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	43,358	36,498	43,346	35,676
Effect of dilutive securities:
Options	—	—	88	—
Restricted stock units	—	—	203	—

Weighted average shares outstanding — diluted	43,358	36,498	43,637	35,676

          Options to purchase 1,020 and 1,045 shares at a price of $13.00 per share were outstanding for the period ended September 30, 2010 and September 30, 2009, respectively, but were excluded from the diluted earnings per share calculation as their effect would have been anti-dilutive. Options to purchase 151 shares at a price of $1.01 and restricted stock units entitling the holders to receive 614 shares were outstanding at September 30, 2010, but were excluded from the diluted loss per share calculation for the three months ended September 30, 2010 as their effect would have been anti-dilutive. Options to purchase 163 shares at a price of $1.01 per share and restricted stock units entitling the holders to receive 462 shares were outstanding for the period ended September 30, 2009 but were excluded from the diluted loss per share calculation as their effect would have been anti-dilutive.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE P—PRO FORMA INFORMATION
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

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Pro forma consolidated results
Net sales	$71,285	$175,469
Net loss	(2,517)	(27,389)
Basic earnings (loss) per share	$(0.07)	$(0.77)
Diluted earnings (loss) per share	$(0.07)	$(0.77)
NOTE Q—SEGMENT INFORMATION
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
          The following table presents information regarding the Company’s segment information for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010				Nine months ended September 30,2010
	Horsehead				Horsehead
	Corporation	INMETCO	Other	Total	Corporation	INMETCO	Other	Total

Net sales	$77,727	$13,092	$(270)	$90,549	$247,894	$38,870	$(701)	$286,063
Income (loss) before tax	(7,836)	3,620	—	(4,216)	5,865	9,929	—	15,794
NOTE R—MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY
          On July 22, 2010, an explosion occurred at the Company’s Monaca, PA facility which resulted in two fatalities in the plant’s zinc oxide refining facility. Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility is being redesigned and rebuilt before production resumes using these columns. Production at the Monaca plant’s zinc oxide and metal refinery operations is being resumed as these repairs are completed. The Company is pursuing recovery of the cost of repairs and the lost profit from its zinc oxide and refined metal during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of September 30, 2010, the Company has received a $4,500 advance from its property insurance carriers and has applied clean-up and repair costs totaling $2,216 to the advance. The unapplied balance of the advance is recorded in accrued expenses on the Company’s Consolidated Balance Sheet at September 30, 2010. The clean-up and repair costs and the offset from the insurance proceeds advance were recorded in cost of sales of zinc material and other goods on the Company’s Consolidated Statements of Operations for the three and nine months ended September 30, 2010.

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
          While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc and nickel-based products using nearly 100% recycled zinc, including metal recovered from our EAF dust recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2008, we began construction of a new EAF dust processing facility located in South Carolina. We placed the first of two kilns into production in mid-April 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
     Economic Conditions and Outlook
          The economy remains weak but continued to slowly improve through the first three quarters of 2010. Our zinc product shipment levels for the first three quarters of 2010 continued to improve over the quarterly shipment levels for 2009 but continued to lag the quarterly shipment levels for the first three quarters of 2008. In March 2010, we started operations of our sixth furnace at our Monaca smelter but returned to five furnaces after the explosion that occurred at our zinc oxide refining facility in July of 2010. We expect improvements in economic conditions to be slow in the near term. Our results, particularly in comparison to the first three quarters of 2009, reflect the impact this limited improvement has had on the markets we serve, as well as the impact of the explosion.
     Factors Affecting Our Operating Results
          Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend greatly on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first nine months of 2010, represented approximately 69% of our raw materials, are not directly impacted by fluctuations in the market price of zinc on the London Metal Exchange (“LME”). However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2004, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 then began a steady decline to $0.47 per pound on December 17, 2008 for an average of $0.85 per pound for 2008. Zinc prices began to strengthen in 2009 reaching a high of $1.17 per pound on December 31, 2009 for an average of $0.75 per pound for the year.

          Monthly average zinc prices have fluctuated between $0.79 per pound and $1.10 per pound in the first nine months of 2010, for an average of $0.96 per pound for the period. The movement and level of zinc prices reflect the gradual improvement in economic conditions and continued investor activity in the metal markets. For the nine months ended September 30, 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.62 per pound.
          In 2009, we purchased put options for 2010 at a cost of $5.3 million to serve as a hedge and to mitigate the effects of decreases in the LME average zinc price. Through the purchase of the options, we will receive a minimum price per pound for the quantity hedged. The options have a strike price of $0.65 per pound. At the time of the purchase, the options for 2010 represented approximately 80% of our expected zinc production in 2010. In 2010, we purchased put options for 2011 having a strike price of $0.65 per pound for approximately 94,000 tons of zinc at a cost of $2.9 million. We also sold put options for 2011 having a strike price of $0.55 per pound for approximately 30,000 tons of zinc and received $0.2 million. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged.
          Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc and nickel-based products and copper-based powders, as well as from the collection and recycling of EAF dust. Demand for our products increased in the first three quarters of 2010 from the fourth quarter of 2009. Our production of zinc products for the first nine months of 2010 increased to an annual rate of 125,000 tons from 106,000 tons for all of 2009.
          The increase in weekly domestic steel production that began in the second quarter of 2009 continued through the second quarter of 2010 and moderated in the third quarter of 2010. The increased production increased the amount of EAF dust generated and therefore increased the demand for our EAF dust recycling services. We placed the first of two kilns in production at our Barnwell, South Carolina facility in mid-April of 2010 and the second in late-September 2010.
          The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Nine Months Ended		Year Ended		Nine Months Ended		Year Ended
	September 30,		December 31,		September 30,		December 31,
	2010	2009	2009	2008	2010	2009	2009	2008
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	105	87	118	154	$1,957	$1,389	$1,529	$1,932
EAF Dust	405	293	409	507	$74	$81	$80	$97
Nickel-based products	20	18	25	27	$1,751	$1,400	$1,453	$2,102
          Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel-based products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first nine months of 2010, approximately 21% of our zinc production costs were purchased-feedstock-related, compared to 16% for the first nine months of 2009. The increase reflects a 24.8% increase in production from the first nine months of 2009 and the significant increase in the LME average zinc price that began in 2009, partially offset by our efforts to increase the use of EAF dust-based feedstock. The remaining 79% of our zinc production costs in the first nine months of 2010 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes our conversion cost per ton changes inversely. The increase in our production volume in 2010 has caused our conversion cost per ton to decrease accordingly. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity. We purchase our purchased feedstock at a discount to the LME price of zinc.
          We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc or nickel prices our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the first quarter of 2009, we recorded an LCM adjustment of $2.8 million. No LCM adjustment has been recorded in 2010.

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
     Explosion at our Monaca, Pennsylvania facility
          On July 22, 2010, an explosion occurred at our Monaca, PA facility which resulted in two fatalities in the plant’s zinc oxide refining facility. The zinc refinery was shutdown pending repairs and the start of an investigation and assessment of the damage. Certain aspects of the accident investigation may take several more weeks to complete. Teams from the U.S. Occupational, Safety and Health Administration (OSHA) and the U.S. Chemical Safety & Hazard Investigation Board (CSB) are investigating the cause and the circumstances that may have contributed to the occurrence of this incident. We are cooperating fully with these investigations. In addition, we and our insurance underwriters are conducting our own investigations into the cause and the circumstances that contributed to this incident. The United Steel Workers union is also participating in the investigations.
          Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility is being redesigned and rebuilt before production resumes. Production on some of the columns was resumed in early November. We expect that full production capabilities will be restored by the end of 2010.
          While the smelting facility and other operations at the Monaca plant remain active, they are operating at a reduced rate. The third quarter results reflected reduced production of finished zinc products compared to the second quarter as a result of the accident. The smelting facility is currently operating and producing zinc metal in five of its six furnaces and producing zinc oxide in its four Larvik furnaces. Although the smelting facility operated at a reduced rate during the quarter, we were able to offset a portion of the lost revenue from zinc oxide with additional zinc metal sales. The operating level of the smelter is being adjusted based on market conditions and as operations at the zinc refining facility are restarted.
          We are pursuing recovery of the cost of repairs and the lost profit from our zinc oxide and refined metal during the rebuilding period, subject to customary deductibles, under our business interruption and property insurance. In the third quarter, we received a $4.5 million advance from our property insurance carriers and have applied $2.2 million in clean-up and repair cots against it. While the full financial impact of this incident is not known at this time, absent insurance recoveries, earnings will be negatively affected for the remainder of the year. We believe that we will continue to have adequate liquidity to support the business.
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
          We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and fell to as low as $0.47 per pound on December 17, 2008. In 2009, the LME price of zinc ranged from a low of $0.48 per pound on February 20, 2009 to a high of $1.17 per pound on December 31, 2009. The average price was $0.96 per pound for the first nine months of 2010. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our expenses are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in order to attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.
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

Summary of Critical Accounting Policies and Estimates
          Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2009 included in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2010, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2010 and for the three and nine months ended September 30, 2010 and 2009. Certain of these accounting policies are described below.
     Inventories
          Inventories, which consist primarily of zinc and nickel-bearing materials and supplies and spare parts, are valued at the lower of cost or market using a moving average cost method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated processing facilities.
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
     Impairment
          We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We examined our assets as of September 30, 2010 and found no events that would suggest a potential impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.

     Recently Issued Accounting Pronouncements
          In June 2009, the Financial Accounting Standards Board issued updated guidance centering on consolidation of variable interest entities. The updated guidance includes a requirement for an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity and a requirement for an enterprise to perform ongoing reassessments of whether it is the primary beneficiary of a variable interest entity and provides guidance for determining whether an entity is a variable interest entity. The updated guidance is effective for fiscal years beginning after November 15, 2009, and for interim periods within the first annual reporting period. The provisions had no significant effect on our consolidated financial statements
Results of Operations
          The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	94.4	93.5	84.8	112.2
Depreciation and amortization	4.9	6.2	4.6	7.4
Selling, general and administrative expenses	5.1	6.1	5.0	7.7

Income (loss) from operations	(4.4)	(5.8)	5.6	(27.3)
Interest expense	0.3	1.0	0.3	1.1
Interest and other income	0.1	0.3	0.2	0.3

Income (loss) before income taxes	(4.6)	(6.5)	5.5	(28.1)
Income tax provision (benefit)	(2.0)	(0.6)	2.0	(9.4)

Net income (loss)	(2.6)%	(5.9)%	3.5%	(18.7)%

     The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2009	2010	2011	Swaps	Total

Fair value December 31, 2008	6,846	—	—	1,768	8,614

Settlements of closed positions	—	—	—	356	356
Gain (loss) on settlements of closed positions	(744)	—	—	(256)	(1,000)
Mark to market adjustment on open positions	(3,903)	—	—	284	(3,619)

Fair value March 31, 2009	2,199	—	—	2,152	4,351

Settlements of closed positions	—	—	—	(916)	(916)
Gain (loss) on settlements of closed positions	(217)	—	—	411	194
Mark to market adjustment on open positions	(1,566)	—	—	446	(1,120)

Fair value June 30, 2009	416	—	—	2,093	2,509

Purchases	—	2,374	—	—	2,374
Settlements of closed positions	—	—	—	(1,260)	(1,260)
Gain (loss) on settlements of closed positions	(51)	—	—	398	347
Mark to market adjustment on open positions	(364)	(870)	—	778	(456)

Fair value September 30, 2009	1	1,504	—	2,009	3,514

Purchases	—	2,902	—	—	2,902
Settlements of closed positions	—	—	—	(1,965)	(1,965)
Gain (loss) on settlements of closed positions	(1)	—	—	616	615
Mark to market adjustment on open positions	—	(3,669)	—	497	(3,172)

Fair value December 31, 2009	—	737	—	1,157	1,894

	Put Options
	2009	2010	2011	Swaps	Total

Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(228)	(228)
Gain (loss) on settlements of closed positions	—	—	—	(34)	(34)
Mark to market adjustment on open positions	—	(368)	—	119	(249)

Fair value March 31, 2010	—	369	—	1,014	1,383

Purchases	—	—	882	—	882
Settlements of closed positions	—	—	—	(74)	(74)
Gain (loss) on settlements of closed positions	—	(1)	—	(209)	(210)
Mark to market adjustment on open positions	—	813	1,441	(616)	1,638

Fair value June 30, 2010	—	1,181	2,323	115	3,619

Purchases	—	—	1,307	—	1,307
Settlements of closed positions	—	—	—	(439)	(439)
Gain (loss) on settlements of closed positions	—	(214)	—	452	238
Mark to market adjustment on open positions	—	(962)	(2,668)	461	(3,169)

Fair value September 30, 2010	—	$5	$962	$589	$1,556

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the periods indicated are listed in the table below.

	2008	2009				2010
Average LME	Fiscal quarter ended	Fiscal quarter ended				Fiscal quarter ended
zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30

Quarter	$0.54	$0.53	$0.67	$0.80	$1.00	$1.04	$0.92	$0.91
Year-to-date	$0.85	$0.53	$0.60	$0.67	$0.75	$1.04	$0.98	$0.96
     Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009
          Net sales. Consolidated net sales increased $30.2 million, or 50.1%, to $90.5 million for the three months ended September 30, 2010 compared to $60.3 million for the three months ended September 30, 2009. The increase includes a $17.1 million increase in net sales for Horsehead Corporation (“Horsehead”) and $13.1 million in net sales related to INMETCO.
          Net sales relating to Horsehead increased $17.1 million, or 28.4%, to $77.4 million for the three months ended September 30, 2010 compared to $60.3 million from the three months ended September 30, 2009. The increase was a result of a $10.0 million increase in price realization, due primarily to a higher average LME zinc price for the third quarter of 2010 versus the third quarter of 2009, an $8.4 million increase in sales volume reflecting a net increase in product shipments and an increase in EAF dust receipts and a $0.2 million increase in co-product and miscellaneous sales. Increases in our net sales were partially offset by $1.5 million relating to our hedging activity consisting of an unfavorable non-cash mark to market adjustment of $2.9 million for the three months ended September 30, 2010 versus an unfavorable adjustment of $1.4 million for the three months ended September 30, 2009. Zinc product shipments were 34,703 tons for the three months ended September 30, 2010, or 33,080 tons on a zinc contained basis, compared to 30,568 tons, or 27,818 tons on a zinc contained basis, for the three months ended September 30, 2009.
          The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $0.98 per pound for the three months ended September 30, 2010, compared to $0.87 per pound for the three months ended September 30, 2009. The increase reflects the 14.6% increase in the average LME zinc price for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. The increase was caused by the general economic recovery that began in 2009 and continued into 2010, as well as continued investor activity in the metal markets.
          Net sales of zinc metal increased $23.0 million, or 84.6%, to $50.2 million for the three months ended September 30, 2010 compared to $27.2 million for the three months ended September 30, 2009. The increase was attributable primarily to a $7.2 million increase in price realization and a $15.8 million increase in sales volume. The increase in price realization was attributable to a higher average LME zinc price for the third quarter of 2010 versus the third quarter of 2009. The increase in shipment volume reflects an increase in the production of zinc metal partially offset by a corresponding decrease in the production of zinc oxide as a result of the explosion that occurred in late July of 2010 at our zinc oxide refining facility in Monaca, Pennsylvania.
          Net sales of zinc oxide decreased $7.1 million, or 34.1%, to $13.7 million for the three months ended September 30, 2010, compared to $20.8 million for the three months ended September 30, 2009. The decrease was attributable to an $8.5 million decrease in sales volume partially offset by a $1.4 million increase in price realization. The volume decrease was caused primarily by decreased shipments resulting from the explosion at our zinc oxide refining facility in Monaca, Pennsylvania. The increase in price realization reflects the increase of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. We realized a discount to the LME on sales of zinc oxide in the third quarter of 2010 and 2009, both reflecting the lag effect and the movements of the average LME zinc prices from the immediately preceding quarters. The average LME zinc price declined throughout the second quarter of 2010 and began to recover in the third quarter of 2010 versus a generally steady improvement throughout the second and third quarters of 2009.
          Net sales of zinc and copper-based powder increased $1.5 million, or 68.2%, to $3.7 million for the three months ended September 30, 2010 compared to $2.2 million for the three months ended September 30, 2009. The increase was attributable primarily to increases in prices and shipment volumes of our copper-based powders.
          Revenues from EAF dust recycling increased $1.0 million, or 10.6%, to $10.4 million for the three months ended September 30, 2010 compared to $9.4 million for the three months ended September 30, 2009. A 5.4% increase in price realization on EAF dust recycling fees for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 resulted in an increase in net sales of $0.5 million. The improved price realization reflects, in part, a decrease in freight allowances to certain customers for freight diversion charges compared to the third quarter of 2009. These charges had been incurred by them in 2009 in shipping their EAF dust greater distances to our recycling facilities that had not been temporarily idled during the economic downturn that began in late 2008 and continued into 2009. Increased volumes caused revenues to increase by $0.4 million. EAF dust receipts for the three months ended September 30, 2010 increased 4.5% to 132,755 tons compared to 127,058 tons for the three months ended September 30, 2009, reflecting the increase in steel production that began in the third quarter of 2009 and continued into 2010. According to data from the American Iron & Steel Institute, reported steel production for the three months ended September 30, 2010 increased 32.9% from the three months ended September 30, 2009.
          Cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $29.1 million, or 51.6%, to $85.5 million for the three months ended September 30, 2010, compared to $56.4 million for the three months ended September 30, 2009. The increase includes a $21.3 million increase in cost of sales for Horsehead and $7.8 million in cost of sales related to INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 94.4% for the three months ended September 30, 2010, compared to 93.5% for the three months ended September 30, 2009.
          Cost of sales related to Horsehead increased $21.3 million, or 37.8%, to $77.7 million for the three months ended September 30, 2010, compared to $56.4 million for the three months ended September 30, 2009. As a percentage of net sales related to Horsehead, cost of sales was 100.3% for the three months ended September 30, 2010, compared to 93.5% for the three months ended September 30, 2009. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. As a percentage of net sales related to INMETCO, cost of sales related to INMETCO was 60.4% for the three months ended September 30, 2010.
          The cost of zinc material and other products sold increased $20.1 million, or 38.8%, to $71.8 million for the three months ended September 30, 2010, compared to $51.7 million for the three months ended September 30, 2009. The increase was primarily the result of a net $6.4 million increase in shipment volume, an $12.1 million increase in the cost of products shipped and a $2.8 million increase in recycling and other costs. The increases reflect higher feed costs and higher conversion costs for the three months ended September 30, 2010 compared to the three months ended September 30, 2009, driven in part by an increase in production levels. Purchased feed costs increased by $2.9 million, reflecting both the higher LME average zinc price as well as an increased cost of purchased feeds we pay expressed as a percentage of the LME. The increase in our purchased feed costs also reflects a 7.6% increase in the number of tons of purchased feed consumed. The cost of zinc material and other products sold for the three months ended September 30, 2010 included property and workers’ compensation insurance deductibles relating to the explosion at our zinc oxide refining facility in late July 2010. Our costs for the three months ended September 30, 2009 included a $1.0 million write-down of certain machinery and equipment and supplies inventories, primarily those at our Beaumont, Texas recycling facility.

          Horsehead’s conversion costs were $9.9 million higher in the three months ended September 30, 2010 than in the three months ended September 30, 2009. The increase reflects a $4.8 million increase in energy costs, the majority of which is related to the increased cost of coke, a $2.8 million increase in maintenance and supplies costs and the startup of the new recycling facility in Barnwell, South Carolina. Our conversion costs for the three months ended September 30, 2010 increased faster than our production levels when compared to the three months ended September 30, 2009. The result was an increase in our conversion cost per ton for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.
          The cost of EAF dust services increased $1.2 million, or 26.4%, to $5.9 million for the three months ended September 30, 2010 compared to $4.7 million for the three months ended September 30, 2009, reflecting primarily an increase in transportation costs and an increased volume of EAF dust received.
          Depreciation and amortization. Consolidated depreciation and amortization expense increased $0.7 million, or 18.4%, to $4.4 million for the three months ended September 30, 2010 compared to $3.7 million for the three months ended September 30, 2009. The increase reflects increased capital expenditures during the twelve months ended September 30, 2010.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $0.9 million to $4.6 million for the three months ended September 30, 2010, compared to $3.7 million for the three months ended September 30, 2009. Horsehead related costs increased $0.2 million. Selling, general and administrative expenses relating to INMETCO were $0.7 million.
          Interest expense. Interest expense decreased $0.3 million to $0.3 million for the three months ended September 30, 2010, compared to $0.6 million for the three months ended September 30, 2009. The decrease largely reflects a $0.4 million reduction in expenses related to the credit facility we cancelled in December, 2009.
          Income tax provision (benefit). Our income tax benefit was $(1.9) million for the three months ended September 30, 2010, compared to an income tax benefit of $(0.4) million for the three months ended September 30, 2009. Our effective tax rates were 44.2% and 9.5% for the three months ended September 30, 2010 and September 30, 2009, respectively. During the three months ended September 30, 2010, the effective tax rate for 2010 was reduced from 37.6% as of June 30, 2010 to 35.8%, due primarily to state tax credits related to the Barnwell, South Carolina facility, partially offset by a reduction in permanent differences. The combination of the rate reduction and the loss before tax for the three months ended September 30, 2010 resulted in an effective tax rate of 44.2% for the three months ended September 30, 2010. The effective tax rate for the three months ended September 30, 2009 primarily reflects the impact of permanent differences on a lower expected loss for fiscal 2009 and completion of the tax returns for fiscal 2008. The change reduced the estimated tax benefits for fiscal 2009 in the current quarter and resulted in the 9.5% effective tax rate for the three months ended September 30, 2009.
          Net income (loss). For the reasons stated above, we incurred net losses of ($2.4) million and ($3.6) million for the three months ended September 30, 2010 and September 30, 2009, respectively.
     Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009
          Net sales. Consolidated net sales increased $138.4 million, or 93.6%, to $286.1 million for the nine months ended September 30, 2010 compared to $147.7 million for the nine months ended September 30, 2009. The increase includes a $99.5 million increase in net sales for Horsehead and $38.9 million in net sales related to INMETCO.
          Net sales relating to Horsehead increased $99.5 million, or 67.3%, to $247.2 million for the nine months ended September 30, 2010, compared to $147.7 million from the nine months ended September 30, 2009. The increase was a result of a $60.2 million increase in price realization, due primarily to a higher average LME zinc price for the first nine months of 2010 versus the first nine months of 2009, a $35.8 million increase in sales volume reflecting increases in shipments across all major product lines and an increase in EAF dust receipts. Our net sales were further increased by $5.1 million relating to our hedging activity. Co-product and miscellaneous sales decreased $1.6 million. The $5.1 million increase in net sales relating to our hedging positions consisted of an unfavorable non-cash adjustment of $2.4 million for the nine months ended September 30, 2010 versus an unfavorable non-cash adjustment of $7.5 million for the nine months ended September 30, 2009. Zinc product shipments were 104,971 tons for the nine months ended September 30, 2010, or 96,398 tons on a zinc contained basis, compared to 86,759 tons, or 78,956 tons on a zinc contained basis, for the nine months ended September 30, 2009.

          The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.07 per pound for the nine months ended September 30, 2010, compared to $0.76 per pound for the nine months ended September 30, 2009. The increase reflects the 43.1% increase in the average LME zinc price for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. The increase reflected the general economic recovery that began in 2009 and continued into 2010, as well as continued investor activity in the metal markets.
          Net sales of zinc metal increased $54.5 million, or 82.1%, to $120.9 million for the nine months ended September 30, 2010, compared to $66.4 million for the nine months ended September 30, 2009. The increase was attributable primarily to a $34.4 million increase in price realization and a $20.1 million increase in sales volume. The increase in price realization was attributable to a higher average LME zinc price for the first nine months of 2010 versus the first nine months of 2009, partially offset by the effects of a decrease in the average premium to the LME on zinc metal sold for the first nine months of 2010 versus the first nine months of 2009. The increase in shipment volume reflects the gradual improvement in demand for our products that began in the second quarter of 2009 and continued throughout the third quarter of 2010. The increase in shipment volume also reflects an increase in the production of zinc metal and a corresponding decrease in the production of zinc oxide in the third quarter as a result of the explosion that occurred in late July of 2010 at our zinc oxide refining facility in Monaca, Pennsylvania.
          Net sales of zinc oxide increased $30.1 million, or 57.0%, to $82.9 million for the nine months ended September 30, 2010, compared to $52.8 million for the nine months ended September 30, 2009. The increase was attributable to a $24.9 million increase in price realization and a $5.2 million increase in sales volume. The increase in price realization reflects the increase of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The premium to the LME on sales of zinc oxide increased in the first nine months of 2010 from the premium realized in the first nine months of 2009. The volume increase was caused primarily by increased shipments to our largest tire customers in the first two quarters of 2010 reflecting the strengthening in the market that began in the second quarter of 2009 and continued into 2010. Our shipment volumes were reduced in the third quarter of 2010 as a result of the explosion at our zinc oxide refining facility in Monaca, Pennsylvania.
          Net sales of zinc and copper-based powder increased $5.3 million, or 100.0%, to $10.6 million for the nine months ended September 30, 2010, compared to $5.3 million for the nine months ended September 30, 2009. The increase was attributable primarily to increases in prices and shipment volumes of our copper-based powders.
          Revenues from EAF dust recycling increased $6.2 million, or 26.0%, to $30.0 million for the nine months ended September 30, 2010, compared to $23.8 million for the nine months ended September 30, 2009. Increased volumes caused revenues to increase by $9.2 million. A 9.1% decrease in price realization on EAF dust recycling fees for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 resulted in a decrease in net sales of $3.0 million. EAF dust receipts for the nine months ended September 30, 2010 increased 38.5% to 405,420 tons compared to 292,702 tons for the nine months ended September 30, 2009, reflecting the increase in volume associated with the purchase of the customer contracts from ESOI in June 2009 and the increase in steel production that began in the second quarter of 2009 and continued into 2010. According to data from the American Iron & Steel Institute, reported steel production for the nine months ended September 30, 2010 increased 51.7% from the nine months ended September 30, 2009.
          Cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $76.8 million, or 46.3%, to $242.5 million for the nine months ended September 30, 2010, compared to $165.7 million for the nine months ended September 30, 2009. The increase includes a $52.4 million increase in cost of sales for Horsehead and $24.4 million in cost of sales related to INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 84.8% for the nine months ended September 30, 2010, compared to 112.2% for the nine months ended September 30, 2009.
          Cost of sales related to Horsehead increased $52.4 million, or 31.6%, to $218.1 million for the nine months ended September 30, 2010, compared to $165.7 million for the nine months ended September 30, 2009. As a percentage of net sales related to Horsehead, cost of sales was 88.2% for the nine months ended September 30, 2010, compared to 112.2% for the nine months ended September 30, 2009. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. The change in percentage also reflects the effect of increased production on our cost per ton.
          The cost of zinc material and other products sold increased $44.3 million, or 28.5% to $199.8 million for the nine months ended September 30, 2010, compared to $155.5 million for the nine months ended September 30, 2009. The increase was primarily the result of a $27.0 million increase in shipment volume across all major product lines, a $23.7 million increase in the cost of products shipped and a $3.3 million decrease in recycling and other costs. The increases reflect higher feed costs and higher conversion costs for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009. Purchased feed costs increased by $20.7 million, reflecting both the higher LME average zinc price as well as an increased cost of purchased feeds we pay expressed as a percentage of the LME average zinc price. The increase in our purchased feed costs also reflects a 13.1% increase in the number of tons of purchased feed consumed. The cost of zinc material and other products sold for the nine months ended September 30, 2010 included property and workers’ compensation insurance deductibles relating to the explosion at our zinc oxide refining facility in late July 2010. Our costs for the nine months ended September 30, 2009 include a $1.0 million write-down of certain machinery and equipment and supplies inventories primarily at our Beaumont, Texas recycling facility.
          Our conversion costs were $24.4 million higher in the nine months ended September 30, 2010 than in the nine months ended September 30, 2009. The increase reflects a $12.9 million increase in energy costs, the majority of which resulted from an increase in the cost of coke, a $4.8 million increase in labor costs, a $5.3 million increase in maintenance and supplies costs and the startup of the new recycling facility in Barnwell, South Carolina. These increases were driven primarily by higher production levels for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 in response to the gradual economic recovery that began late in 2009 and continued into 2010. The increase in production levels for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 more than offset the increase in conversion costs on a per ton basis. Our conversion cost per ton decreased for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.
          The cost of EAF dust services increased $8.0 million, or 78.1%, to $18.3 million for the nine months ended September 30, 2010, compared to $10.3 million for the nine months ended September 30, 2009 primarily reflecting a increased volume of EAF dust received and an increase in transportation costs.
          Depreciation and amortization. Consolidated depreciation and amortization expense increased $2.2 million, or 20.6%, to $13.2 million for the nine months ended September 30, 2010, compared to $11.0 million for the nine months ended September 30, 2009. The increase reflects increased capital expenditures during the twelve months ended September 30, 2010.
          Selling, general and administrative expenses. Selling, general and administrative expenses increased $2.9 million to $14.3 million for the nine months ended September 30, 2010, compared to $11.4 million for the nine months ended September 30, 2009. Horsehead related costs increased $0.9 million reflecting primarily an increase in labor and benefit costs of $1.2 million. Selling, general and administrative expenses relating to INMETCO were $1.9 million.
          Interest expense. Interest expense decreased $0.7 million to $0.9 million for the nine months ended September 30, 2010, compared to $1.6 million for the nine months ended September 30, 2009. The decrease largely reflects a $1.2 million reduction in expenses related to the credit facility we cancelled in December, 2009, partially offset by a $0.5 million increase in accretion expense associated with the liability we incurred to purchase the ESOI EAF dust contracts in June of 2009.
          Income tax provision (benefit). Our income tax provision was $5.7 million for the nine months ended September 30, 2010, compared to a benefit of $(13.8) million for the nine months ended September 30, 2009. Our estimated annual effective tax rate for 2010 changed from 37.6% as of June 30, 2010 to 35.8% as of September 30, 2010. The change was due primarily to state tax credits related to the Barnwell, South Carolina facility, partially offset by a reduction in permanent differences. Our effective tax rate was 33.3% for the nine months ended September 30, 2009 and primarily reflects the impact of permanent differences on a lower expected loss for fiscal 2009 and completion of the tax returns for fiscal 2008.
          Net income. For the reasons stated above, our net income was $10.1 million for the nine months ended September 30, 2010, compared to a net loss of ($27.7) million for the nine months ended September 30, 2009.
Liquidity and Capital Resources
          We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $31.3 million related to the following three items. The first is the New Markets Tax Credit (“NMTC”), the second is the financial assurance associated with the ESOI customer contracts purchased by us, and the third is the collateral for our letters of credit, all of which are described in our annual report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the SEC on March 16, 2010. We further believe we could reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed herein including the impact on our operating results of the explosion that occurred at our Monaca, Pennsylvania facility, or in the materials incorporated herein by reference.
     September 30, 2010
          Our balance of cash and cash equivalents at September 30, 2010, excluding $31.3 million of restricted cash, was $95.2 million, a $0.3 million decrease from the December 31, 2009 balance of $95.5 million. Cash and cash equivalents are concentrated in two U.S. banks. In 2009 we invested in certificates of deposit and other short term investments. The funds invested in certificates of deposit on December 31, 2009 matured in January 2010 and were invested in a money market demand account, bringing the balance to $50.3 million as of March 31, 2010. That balance was subsequently transferred to our cash account. The funds we had invested in the government money market fund on December 31, 2009 matured in January 2010.
     Cash Flows from Operating Activities
          Our operations provided a net $35.5 million in cash for the nine months ended September 30, 2010, reflecting the gradual improvement in the overall economy as well as the generally higher LME average prices of zinc and nickel during the period. The improving economy and the higher LME average prices for zinc and nickel also contributed to the increase in accounts receivable and inventory during the period.
          Our investment in working capital was $137.5 million at September 30, 2010 and $143.5 million at December 31, 2009. The increase in our accounts receivable reflects higher sales volumes resulting from the strengthening economy and the higher LME average zinc price. The increase in our inventories reflects cost and volume increases associated with our raw materials and work in process inventories partially offset by cost and volume decreases in our zinc products finished goods inventory. The decrease in our prepaid expenses and other current assets reflects the receipt of an $18.9 million federal tax refund. The increase in our accrued expenses includes $2.3 million, which represents the portion of the $4.5 million advance from our insurance carriers relating to the explosion at our zinc oxide refining facility in July of 2010 that was unapplied as of September 30, 2010. The post closing adjustments associated with our purchase of INMETCO in December 2009 reduced working capital by $0.9 million during the first quarter of 2010.
          Our zinc put option open positions include an unfavorable non-cash fair value adjustment of $1.7 million. We purchased the put options in 2009 and 2010 to protect our cash flows from declines in the LME price of zinc. The options settle monthly. We are entitled to receive the amount, if any, by which the option strike price, set at $0.65 per pound, exceeds the average LME price of zinc during the preceding month. During the nine months ended September 30, 2010, the average LME zinc price exceeded the strike price, consequently the options settled with no payment due to us.
     Cash Flows from Investing Activities
          Capital expenditures were $31.4 million for the nine months ended September 30, 2010, of which $23.2 million related to the construction of the two kilns in South Carolina. The first kiln commenced operation in mid-April of 2010 and the second kiln commenced operation in late September of 2010. We funded our capital expenditures with cash on hand. Additionally, we made payments totaling $4.6 million representing the remaining purchase price of INMETCO.
     Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements include operating leases and letters of credit. As of September 30, 2010, we had letters of credit outstanding in the amount of $20.4 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are collateralized by $21.4 million in restricted cash.
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
          In 2008, we purchased put options for 2009 for a financial hedge for approximately 90,000 tons of zinc (7,500 tons monthly) or approximately 60% of our anticipated 2009 sales volume. The cost of these options was approximately $10.5 million. The options settled on a monthly basis, and in each settlement we were entitled to receive the amount, if any, by which the option strike price, set at $0.50 per pound for the duration of 2009, exceeded the average LME price for zinc during the preceding month. In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010 at a cost of $5.3 million. The options have a strike price of $0.65 per pound. At the time of the purchases, the options for 2010 represented approximately 80% of our anticipated sales volume for 2010. In 2010, we purchased put options for 2011 having a strike price of $0.65 per pound for approximately 94,000 tons of zinc at a cost of $2.9 million. We also sold put options for 2011 having a strike price of $0.55 per pound for approximately 30,000 tons of zinc and received $0.2 million. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged.
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
          Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2010.

          (b) Changes in internal control over financial reporting
          During the quarter ending September 30, 2010, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

HORSEHEAD HOLDING CORP.
/s/ James M. Hensler
By: James M. Hensler
Its: President and Chief Executive Officer

     This report has been signed by the following persons in the capacities indicated on November 9, 2010.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 9, 2010
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and	November 9, 2010
Robert D. Scherich	Accounting Officer