Form 10-K
period 2010-12-31
Horsehead Holding Corp
filed 2011-03-16
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that it was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

As of June 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $293 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of as of March 9, 2011 was 43,652,519

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2011 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than April 11, 2011 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 30, 2011, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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

Horsehead Holding Corp. is the parent company of Horsehead Corporation, a leading U.S. producer of specialty zinc and zinc-based products and a leading recycler of electric arc furnace dust (“Horsehead”), and The International Metals Reclamation Company, Inc. a leading recycler of nickel-bearing wastes and nickel-cadmium (“Ni-Cd”) batteries in North America (“INMETCO”) that we acquired on December 31, 2009. We have production and/or recycling operations at seven facilities in five states. We also own and operate on our premises a 110 megawatt coal-fired power plant that provides us with a captive source of electricity and allows us to sell approximately one-fifth of its capacity. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe that we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal, a grade of zinc containing a minimum of 98.5% zinc, in North America. We believe we are also the largest North American recycler of electric arc furnace (“EAF”) dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. As a result of the acquisition of INMETCO, we now operate as two business segments.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products using 100% recycled zinc, including zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2010, we commenced operations at our fourth EAF dust processing facility located in South Carolina. INMETCO provides recycling services, some of which are on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

During 2010, we sold approximately 273.3 million pounds of zinc products and 20.9 million pounds of nickel-based products, generally priced at amounts based on premiums to zinc and nickel prices on the London Metals Exchange (“LME”). For the year ended December 31, 2010, we generated sales and net income of $382.4 million and $24.8 million, respectively.

Competitive Strengths

Leading Market Positions and Strategically Located Recycling Facilities

We believe that we are the largest refiner of zinc oxide and PW zinc metal in North America, based on capacity, and that as a result of the INMETCO acquisition we are a leading recycler of nickel-bearing waste material generated by the stainless and specialty steel industry and a leading recycler of nickel-bearing batteries. We also believe that we are the largest North American recycler of EAF dust and that we currently recycle more than half of all EAF dust generated in the United States. In addition, our four company-owned EAF dust recycling facilities are strategically located near major EAF operators, reducing transportation costs and enhancing our ability to compete effectively with other means of EAF dust disposal. We believe that the location of our facilities, together with our competitive cost position, extensive zinc distribution network and proprietary market knowledge, will enable us to maintain our leading market positions and continue to capture market share in zinc products, zinc recycling and nickel-bearing waste recycling.

Strong Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We also sell zinc oxide to over 200 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to nine of our current ten largest zinc oxide customers for over ten years, and we believe that we are the sole or primary supplier of zinc to most of our customers. In addition, the U.S. Environmental Protection Agency (“EPA”) has designated our recycling processes as “Best Demonstrated Available Technology” in the area of high-temperature metals recovery related to the processing of EAF dust from both carbon steel mini-mill and stainless steel producers. We are the largest recycler of EAF dust in the U.S., and we now recycle EAF dust for nine of North America’s ten largest carbon steel EAF operators and North America’s three largest stainless steel producers, based on 2010 production volume. We are working to expand our recycling capacity further in order to better service these and other customers. In addition, INMETCO provides environmental services to over 200 customers that generate nickel-containing waste products such as filter cake, spent pickle liquor, grinding swarf and mill scale. INMETCO also collects and recycles batteries from The Rechargeable Battery Recycling Corporation, founded in 1994 by five major rechargeable battery makers, as well as through its own collection programs.

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

Business Strategy

Continue to Focus on Production Efficiencies and Operating Cost Reductions

We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, streamlining our organizational structure and implementing “Six Sigma” (a business process improvement methodology) initiatives, and we intend to continue to focus on these and similar initiatives in the future. As part of our “Six Sigma” initiatives, we made a series of operating improvements at certain facilities. For example, at our Calumet plant we have reduced the amount of non-zinc materials fed to our smelter, thereby reducing operating costs by approximately $1.4 million on an annual basis without significant capital expenditures. Two projects, one directed at identifying better materials of construction for sinter machine pallets at our Monaca smelter, and the other, aimed at improving calcining process control at our Palmerton facility, have reduced our sinter machine pallet repair costs at Monaca by approximately $2.0 million annually. We also automated key operational parameters for the zinc smelting furnaces at Monaca leading to a more consistent operation and steadily improving our yields, which resulted in a cost savings of approximately $3.5 million in 2010. Finally, in response to the significant decrease in demand for zinc metals resulting from the economic downturn that began in the third quarter of 2008, we took aggressive steps to reduce our operating costs, including the shutdown of our smallest and highest cost recycling facility in Beaumont, Texas, reductions in the price paid for purchased feedstock as a percentage of the LME price, a reduction of our salaried and temporary workforce and a cost-saving revision to our construction strategy for our recently completed South Carolina facility. In 2009, we idled our Bartlesville, Oklahoma hydrometallurgical facility and began outsourcing the processing of the lead-bearing material at reduced costs. Please see our Management’s Discussion and Analysis of Financial Condition and Results of Operations for a further discussion of the economic downturn and the accompanying decrease in demand. We recently announced the completion of a preliminary feasibility study to construct a 150,000 ton per year zinc plant based on state-of-the-art “green” technology. The goals of the proposed plant would be to produce zinc at much lower costs, to significantly reduce air emissions and to provide opportunities for us to serve the broader market for special high grade zinc and the continuous galvanizing market, in addition to our traditional zinc markets. If our Board of Directors approves this project and if we secure financing for this project, construction may start before the end of 2011.

Expand EAF Dust Recycling Capacity

We estimate that in 2007 approximately one-third of the carbon steel EAF dust generated per year was deposited in landfills in the United States, including by existing customers. Since then, new EAF steel plant projects have come online, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has doubled in the last ten years and is expected to account for over 70% of U.S. steel produced by 2017, according to the Steel Manufacturers Association. Steel mini-mill operators have increasingly relied on recyclers rather than landfills to manage this increased output. In order to grow our EAF dust recycling business, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early 2008 at our facility in Rockwood, Tennessee and placed into production two kilns with a combined annual capacity of 180,000 tons at our new facility in Barnwell, South Carolina in 2010. We entered into a long term contract with a major U.S. steel mini-mill producer to process all of the EAF dust generated at its facilities located near our new plant. In 2009, we acquired the EAF dust contracts held by Envirosafe Services of Ohio, Inc (“ESOI”), a leading landfill disposer of EAF dust. In addition to generating additional service fees, we expect that our new kilns will provide us with additional low-cost recycled zinc that we can use in our own smelting process or that we can sell as feed to other zinc smelters. We estimate that with the increased recycling capacity, less than 10% of the EAF dust generated is now deposited in landfills.

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

Continue to Reduce Exposure to Commodity Price Fluctuations

We sourced approximately 73% of our zinc feedstock in 2010 from our EAF dust recycling operations. This source of feedstock is not significantly impacted by changes in LME zinc prices. We will continue to evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment, hedging transaction costs and the extent to which we are able to increase the percentage of zinc we acquire from our recycling operations. We hedged approximately 60% of our expected production of zinc in 2008 and 2009 through the purchase of put options whereby we would receive a minimum price per pound for the quantity hedged. We paid a total of $27.5 million for the options and received $31.9 million in cash as the 2008 options settled. In October 2008, we sold the 2009 put options for $64.5 million, resulting in a $50.3 million gain. We replaced the 2009 options with similar options having a strike price of $0.50 per pound for a cost of $10.5 million. In 2009, we purchased put options for approximately 80% of our expected production of zinc in 2010 having a strike price of $0.65 per pound. In 2010, we purchased put options for 2011 having a strike price of $0.65 per pound at a cost of $3.0 million. The purchases represent approximately 70% of our expected zinc production in 2011. We also sold put options for 2011 having a strike price of $0.55 per pound and received $0.2 million. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The remainder of our zinc feedstock costs are derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price. We have also entered into forward contracts for the purchase of coal for a fixed price through the end of 2011. We believe that locking in a price for coal, which comprised approximately 27% of our energy costs in 2010, will stabilize our production costs and reduce the risk of coal supply interruptions.

Pursue New Markets, Applications and Acquisition Opportunities

We intend to continue to leverage our technical expertise, culture of innovation and close customer relationships in order to identify and pursue new markets and applications for our products. For example, we are currently testing new, higher-margin applications for iron-rich material, a co-product of EAF dust recycling, such as its potential uses as a low-cost feed for iron and steel production, its use as a passive water-treatment medium at coal mining sites that have acidic mine drainage and as a daily cover or base material for municipal landfills to reduce ground water contamination. We are also evaluating new markets for our zinc powder, and we expect that our expanded EAF dust recycling capacity will allow us to enter new markets for the sale of crude zinc oxide (“CZO”) to other zinc smelters in the U.S. and internationally. In addition, we believe INMETCO provides new potential platforms for growth, including increasing capacity of the existing facility, growing our share of the battery recycling market, recycling other industrial wastes to recover metals in addition to nickel and enabling us to expand internationally. We also intend to continue to identify and explore strategic acquisition opportunities.

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

On December 31, 2009, we acquired INMETCO.

Operations

Our zinc recycling facilities recycle EAF dust into CZO and zinc calcine, which we then use as raw material feedstocks in the production of zinc metal and value-added zinc products. Our INMETCO facility recycles a broad range of nickel-bearing wastes into a remelt alloy product used in the production of stainless steel. Our recycling and production operations form a complete recycling loop, as illustrated below, from recycled metals to finished zinc or nickel-bearing products. We believe we are the only primary zinc producer in the U.S. that uses recycled materials for substantially all of its zinc feedstocks.

Horsehead

Operations

Horsehead operates four hazardous waste recycling facilities for the recovery of zinc from EAF dust. Our recycling process has been designated by the EPA as a “Best Demonstrated Available Technology” for the processing of EAF dust. Our recycling facilities are strategically located near sources of EAF dust production. These facilities recover zinc from EAF dust generated primarily by carbon steel mini-mill manufacturers during the melting of steel scrap, as well as from other waste material. We extract zinc from EAF dust, and recycle the other components of EAF dust into non-hazardous materials, using our proprietary “Waelz Kiln” process at our Palmerton, Rockwood and Calumet facilities.

Our Waelz Kiln recycling process blends, conditions, adds carbon to and pelletizes EAF dust, and then feeds it into the kiln itself, a refractory-lined tube that is approximately 160 feet in length and 12 feet in diameter. During the passage through the kiln, the material is heated under reducing conditions at temperatures exceeding 1,100 degrees Celsius, thereby volatilizing the nonferrous metals, including zinc. The resulting volatized gas stream is oxidized and collected as CZO, which has a zinc content of between 55% and 65%. In addition, we produce iron-rich material that we sell for use as an aggregate in asphalt and as an iron source in cement.

The majority of the CZO generated is shipped to our Palmerton facility, where it is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further increased to approximately 65% to 70%, and the product is collected as zinc calcine in granular form for shipment to our Monaca facility or sale to other zinc refineries around the world. The metal concentrate product from the calcining process is shipped to a third-party processor for final metals recovery. We have added a washing facility to remove chlorine at our smelting facility to allow us to ship an increasing amount of CZO directly as a feed to our Monaca facility.

In order to expand our EAF dust recycling capacity, we brought an 80,000 tons per year kiln online at our Rockwood, Tennessee facility in January 2008 at a cost of approximately $33 million. This kiln provides approximately 14,500 tons of zinc that we either use directly in our own smelting process or sell as feed to other zinc smelters. In 2010, we brought a new 180,000 tons per year kiln facility online in Barnwell, South Carolina for a total investment of approximately $65 million.

Production

Our 175,000 ton-per-year capacity electrothermic zinc smelter and refinery in Monaca produces zinc metal and value-added zinc products (e.g., zinc oxide) using a wide range of feedstocks, including zinc generated by our recycling operations, zinc secondary material from galvanizers and other users of zinc. This uniquely flexible electrothermic smelter and refinery in Monaca provides a substantial competitive advantage both in raw material costs (where we are able to use a wide range of zinc-bearing feedstocks) and in finished products (where, together with our refining operations, we can produce a wide range of zinc metal and value-added zinc products). As a result of reduced demand for our zinc products resulting from the economic downturn that began in the third quarter of 2008 and extended through 2009, we operated our smelting and refinery facility at less than capacity in 2009, producing 106,000 tons of zinc. Our smelting facility returned to operating at full capacity during 2010. We produced 124,000 tons of zinc in 2010.

Our Monaca smelter is the only smelter in North America that is able to use this wide range of feedstocks, including 100% recycled feedstocks, to produce our zinc products. Our unique ability to vary our feedstock blend lowers our overall raw materials costs without corresponding reductions in product quality, as compared to other zinc smelters and refiners, which generally can accept only a narrow slate of specific mined zinc concentrates and only small amounts of recycled materials. We also own and operate a 110 megawatt coal-fired power plant at our Monaca facility which provides us with a captive source of electricity and allows us to sell approximately one-fifth of its capacity.

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

At the refinery, the molten zinc is fed directly through distillation columns to produce an ultra-high-purity zinc vapor that is condensed into “thermally refined” special special high grade (“SSHG’) zinc metal or processed through a combustion chamber into zinc oxide. The condensed metal is either sold or sent for further conversion into zinc powder. Damage caused by an explosion at the refinery in late July 2010, halted production. Production was resumed at a reduced rate in November 2010 and was able to meet market demand by the end of the year.

We believe that our thermally produced SSHG zinc metal is among the purest and highest quality SSHG zinc metal sold in North America. Our zinc oxide is processed and separately refined through our highly automated, zinc oxide screening, coating and packing facility which is the largest in North America, to create one of our 50 grades of zinc oxide with ISO:9002 certification.

Our Product Development Lab, located at our Monaca site, is designed for production of specially engineered zinc oxide products for unique “high tech” applications. One such product is an extremely fine particle size (micronized) zinc oxide that may be used in cosmetic and pharmaceutical applications.

The chart below describes the flow of our operations, beginning with the input of raw materials, continuing through the production processes and identifying finished products and end uses for each such raw material.

Products and Services

We offer a wide variety of zinc products and services. In 2010, we sold approximately 137,000 tons of zinc products. The following are our primary zinc products.

Zinc Metal

Our primary zinc metal product is PW zinc metal, which we sell to the hot-dip galvanizing and brass industries. We also produce SSHG zinc metal, which is used as feed for the manufacture of high-purity zinc powder and zinc alloys. SSHG zinc metal is an ultra pure grade of zinc exceeding the American Society for Testing and Materials standard for special high-grade zinc. Our zinc metal is recognized within the galvanizing industry for its consistent quality and appearance. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry, which uses our zinc metal to provide a protective coating to a myriad of fabricated products, from pipe and guard rails to heat exchangers and telecommunications towers. We also sell PW zinc metal for use in the production of brass, a zinc/copper alloy. We believe that our operational standards and proximity to customers allow us to deliver higher quality metal than many of our competitors. To accommodate various customer handling needs, our zinc metal is sold in numerous forms, from 55-pound slabs to 2,500-pound ingots.

Zinc Oxide

We sell over 50 different grades of zinc oxide with differing particle sizes, shapes, coatings and purity levels. Zinc oxide is an important ingredient in the production of tire and rubber products, chemicals, ceramics, plastics, paints, lubricating oils and pharmaceuticals. Various end uses for zinc oxide include the following.

•	Tire and rubber applications. Zinc oxide aids in the vulcanization process, acts as a strengthening and reinforcing agent, provides UV protection, and enhances thermal and electrical properties. There is approximately a half pound of zinc oxide in a typical automobile tire.

•	Chemical applications. In motor oil, zinc oxide is used to reduce oxidation, inhibit corrosion and extend the wear of automotive engines. In plastics, zinc oxide is an effective UV stabilizer for polypropylene and polyethylene.

•	Ceramics. Ceramics containing zinc oxide are used in electronic components. For example, in ceramic varistors (surge protectors), zinc oxide allows for high temperature stability, resistance to electrical load, current shock and humidity.

•	Other applications. In paints, zinc oxide provides mold and mildew protection, functions as a white pigment and provides UV protection and chalking resistance. In pharmaceutical applications, zinc oxide operates as a sunscreen, a vitamin supplement and a medicinal ointment.

EAF Dust Recycling

We created the market for EAF dust recycling for carbon steel mini-mill producers with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. To date, we have recycled over 8.5 million tons of EAF dust (equivalent to 1.7 million tons of zinc), representing the dust generated in the production of over 500 million tons of steel. We believe the recycling and conversion of EAF dust reduces the steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill.

In 2010, we recycled 549,000 tons of EAF dust compared to 411,000 tons in 2009. The increase in processing from 2009 was the result of our acquisition of the EAF dust contracts held by ESOI and increased production in the steel industry in 2010, brought about by the gradual strengthening of the economy. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We commenced operations at our new kiln facility in South Carolina in 2010, adding an additional 180,000 tons, or 31%, of EAF dust processing capacity.

In June 2009, we acquired the EAF dust collection business of ESOI, the largest land-filler in our market. As part of this acquisition we purchased ESOI’s EAF dust contracts, one of which was a ten year contract with a major midwestern producer, and obtained a 17 year non-compete agreement from ESOI.

CZO and Calcine Sales

In response to the strong demand for zinc-bearing feed materials and attractive pricing, we began selling CZO generated in our Waelz Kilns to other zinc smelters in 2007. We plan to continue selling CZO from time to time based on market conditions.

Zinc Powder and Copper-Based Powders

Our zinc powder is sold for use in a variety of chemical, metallurgical and battery applications as well as for use in corrosion-resistant coating applications. Zinc powder is manufactured by the atomization of molten zinc.

We manufacture the following three basic lines of powders at our Palmerton facility.

•	Special Zinc Powders. These are used in general chemical and metallurgical applications, and in friction applications, such as brake linings for automobiles.

•	Battery Grade Zinc Powders. These are used in most types of alkaline batteries, as well as mercuric oxide, silver oxide and zinc-air batteries.

•	Copper-Based Powders. These include brass, bronze and nickel-silver powders. These products are used in a variety of applications, including brazing and infiltrating and for powdered metallurgical hardware, such as lock bodies, valves and gears.

Sales and Marketing

Horsehead’s sales and marketing staff consists of :

•	a sales and marketing group comprised of sales professionals whose goal is to develop and maintain excellent customer relationships and provide key market analysis;

•	a customer service department responsible for processing zinc orders, scheduling product shipments and answering customer inquiries; and

•	a technical service staff highly trained to assist zinc customers with specification development, new applications, process improvements and on-site troubleshooting assistance when needed.

Our process engineering group provides additional technical help to our EAF clients with monthly EAF analytical information and assistance with any problems encountered on EAF dust chemistry, transportation and environmental matters. Our quality assurance department provides extensive laboratory services critical to maintaining in-plant process control and providing customer support by certifying compliance to hundreds of unique product specifications. We are ISO 9002 certified. Our laboratory also offers sales and technical services support by assisting in new product developments and troubleshooting various application and processing issues both in-plant and with specific customers. We also rely on a network of distributors with warehouses throughout North America that assist us with supporting smaller customers.

Customers

Most of the zinc metal we produce is purchased by galvanizers and brass producers. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We sell zinc metal to a broad group of approximately 100 hot-dip galvanizers. In many cases, these customers are also suppliers of secondary materials, including zinc remnants of steel galvanizing processes, to us.

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

Raw Material

In 2010, approximately 73% of the raw material used in our Monaca facility was sourced through our EAF dust recycling operations. The remaining 27% of the raw material was comprised of zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including top drosses, bottom drosses and skimmings that we purchase primarily from several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained, and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the dross and skims from the galvanizing industry, we purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials are acquired from our own customers. We also buy CZO from one of the other U.S. based EAF dust recyclers. In addition, we also have long standing relationships with zinc brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc feedstock.

Power Plant and Fuels

We rely on a combination of purchased and internally-generated electricity for our operations. We generate substantially all of our electricity requirements for Monaca at our on-site power plant, using Powder River Basin (“PRB”) coal as our principal input. Sales of excess power capacity from this power plant have also historically provided a reliable source of revenue. In addition to the electricity used by our Monaca facility, we use a combination of coke and natural gas in our smelting and refining processes. Our recycling facilities use a combination of coke, electricity and natural gas. In 2010, we purchased the majority of our energy under supply contracts, although we also engage in spot purchases. We purchase all of our coal requirements pursuant to a supply agreement that carries fixed prices through 2011.

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

Competition

We believe that we are a unique business, having no direct competitor that recycles similar secondary materials into zinc products in North America. Our primary competitors in the zinc oxide segment include U.S. Zinc Corporation (“US Zinc”), a wholly-owned subsidiary of Votorantim Metals, Ltda., and Zochem, a wholly-owned subsidiary of Hudson Bay Mining and Smelting Co. Limited, which is an integrated zinc mining company. US Zinc, located in the middle-southern states of the United States, is also a zinc recycler. US Zinc is our primary competitor but lacks our integrated processing and smelting capabilities. Zochem’s product is sourced through the Canadian operations of Hudson Bay Mining and Smelting Co. Limited.

Approximately 74% of the zinc metal consumed in the United States is imported. Therefore, we enjoy a domestic freight and reliability advantage over foreign competitors with respect to U.S. customers. Xstrata Plc, which acquired Falconbridge in 2006, Teck Cominco Limited and Penoles are the primary zinc metal producers in the North American market. The vast majority of the metal produced by these companies is used by continuous galvanizers in the coating of steel sheet products. In addition, these producers have mining and smelting operations while we engage only in smelting. We produce PW zinc metal primarily for use by hot-dip galvanizers.

We compete for EAF dust management contracts primarily with the two other domestic recyclers of EAF dust and to a lesser extent with landfill operators. The domestic recyclers are Steel Dust Recycling and an EAF dust processing facility built by The Heritage Group. Steel Dust Recycling commenced operations during the second quarter of 2008 and was subsequently acquired in October 2009 by Zinc Nacional, a Mexico-based recycler. The Heritage Group built an EAF dust processing facility in Arkansas and began operations in 2009. We expect to see new entrants once again explore opportunities in this area when zinc prices are at or near historical high levels . Our proven reliability, expanded processing capacity and customer service have helped us maintain long-standing customer relationships. Many of our EAF dust customers have been under contract with us since our predecessor began recycling EAF dust in the 1980s. In June of 2009, we acquired the EAF dust collection contracts of ESOI.

ZincOx Resources plc acquired Big River Zinc Corporation with the stated intention of producing zinc metal from recycled EAF dust sourced from the United States (Envirosafe) and Turkey, with initial estimated smelting output from EAF dust of 90,000 tons. They announced the groundbreaking for their recycling plant in Ohio in June, 2008; however, construction activity was placed on hold pending the development of other projects.

INMETCO

Recycling Operations for Nickel-Bearing Waste

INMETCO operates a high temperature metals recovery facility, which utilizes a combination rotary hearth furnace and electric arc smelting furnace to recover nickel, chromium and iron, along with smaller amounts of other metals, from a variety of metal-bearing waste materials, generated primarily by the specialty steel industry. INMETCO’s main product is a nickel-chromium-iron (“Ni-Cr-Fe”) remelt alloy ingot that is used as a feedstock to produce stainless and specialty steels. INMETCO also recycles nickel-cadmium batteries, producing a cadmium metal product that is reused in the production of nickel-cadmium batteries.

The INMETCO process for treating Ni-Cr-Fe metals waste is comprised of feed preparation, blending and pelletizing, thermal reduction and smelting and casting.

The first portion of the INMETCO process consists of material preparation, storage, blending, feeding and pelletizing. INMETCO receives the various wastes and pretreats them when necessary to ensure a uniform size of the raw material. These materials, as well as flue dust and carbon, are pelletized. Pellets are transferred to the Rotary Hearth Furnace (“RHF”) for the reduction of some oxidized metal to its metallic form. Reduced pellets are fed to the EAF for production of Ni-Cr-Fe remelt alloy. Slag discharged from the EAF is processed and sold primarily as road aggregate.

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

The chart below describes the INMETCO flow of operations, beginning with the input of raw materials, continuing through the production processes and indentifying finished products.

Products and Services

INMETCO provides recycling services to its customers under two types of fee arrangements: toll processing arrangements and environmental services arrangements.

Tolling Services

Under the tolling arrangement, INMETCO charges a processing fee per ton of waste received and returns a remelt alloy product based on the waste’s metal content and INMETCO’s historical metal recovery factors for similar waste products. INMETCO serves almost all of the major austenitic stainless steel manufacturers in the United States in its tolling segment. We believe INMETCO is the only recycler of stainless steel wastes in North America and that INMETCO’s customers rely on its services to promote sustainable business practices, to avoid potential environmental liabilities associated with disposing of hazardous wastes at landfills and to take advantage of the return of valuable metals from their metal-bearing waste products. Most of INMETCO’s tolling customers have signed long-term, exclusive contracts, under which INMETCO processes their metal-bearing wastes. INMETCO receives four main nickel-containing waste materials from the specialty steel industry, which support the “tolling” segment of the business. These materials are flue dust, mill scale, grinding swarf and pickling filter cakes from spent pickling solution and are received either in a dry form or a wet form containing oil and/or water. Furnace baghouse dust or flue dust is generated during the melting and refining steps in the manufacture of stainless steel.

Environmental Services

Under the environmental service fee arrangement, INMETCO acquires waste materials and processes those materials with no obligation to return any product to the customer. Depending on the state of the metals markets, INMETCO either charges a fee or pays to acquire environmental services materials. These materials include batteries and specialty steel industry wastes. Batteries include nickel-cadmium, nickel-metal hydride, sodium-nickel-chloride and various other nickel-based batteries. INMETCO also processes limited quantities of household alkaline, zinc-carbon and lithium batteries. Additionally, lithium-ion and lead-acid batteries are sent to third-party recyclers for processing. Specialty steel industry wastes include flue dust, mill scale, grinding swarf and pickling filter cake along with a wide variety of other nickel-bearing wastes. Revenues are derived from these materials through the sale of remelt alloy product and cadmium product, as well as scrap sales and brokerage activities.

Remelt Alloy

INMETCO sells its remelt alloy product, produced from waste accepted as an environmental service, back to the stainless steel industry. Because the sale of remelt alloy product is based on metals market prices, INMETCO’s revenues and profits fluctuate with prevailing metal prices.

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

Customers

While INMETCO has over 950 customers in total, approximately 83% of its sales are made to its top three customers. INMETCO has had a long-term relationship with each of its major customers. Two of INMETCO’s top three customers have been customers since INMETCO commenced operations in the late 1970’s and one has been a customer since that customer’s startup in the early 2000’s.

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

In the metal processing industry, the most commonly used techniques for managing and disposing of hazardous waste are land disposal facilities and recycling facilities such as INMETCO’s. We believe the INMETCO process offers three key advantages over landfill: (1) it is a preferred solution from an environmental and product stewardship perspective, (2) it offers potential cost advantages through the return of valuable metals and (3) it avoids exposure to long-term contingent liabilities associated with sending waste to landfill facilities. Accordingly, we expect the INMETCO process to continue to remain the alternative of choice for the specialty steel industry. We believe INMETCO is the largest recycler of nickel-bearing hazardous waste in the North America.

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality and solid and hazardous waste management and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), the Clean Water Act, and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the Federal Energy Regulatory Commission (“FERC”), the Surface Transportation Board and the Department of Transportation. We believe that we are in material compliance with applicable laws and regulations, including environmental laws and regulations governing our ongoing operations, and that we have obtained or applied in a timely manner for all material permits and approvals necessary for the operation of our business.

Our process modifications have resulted in operations fully utilizing recycled feedstocks. The use of recycled zinc feedstocks preserves natural resources, precluding the need for mining and land reclamation and thereby operating in a manner consistent with the principles of sustainable development. Our recycling services avoid the potential environmental impacts that are associated with landfilling hazardous wastes. EAF dust itself is a listed hazardous waste created from the melting of steel scrap in electric arc furnaces by the steel mini-mill industry. Our recycling process has been designated by the EPA as “Best Demonstrated Available Technology” for the recycling of EAF dust.

We maintain irrevocable letters of credit to address financial assurance requirements for potential future remediation costs and RCRA permit termination for several facilities. Financial assurance is required under RCRA permit requirements for the Ellwood City, Pennsylvania and Palmerton, Pennsylvania facilities. Financial assurance, through an irrevocable letter of credit, is also required for eventual closure of our residual landfill at the Monaca, Pennsylvania facility.

In Bartlesville, Oklahoma, we and our predecessor formerly operated a primary zinc processing facility which was closed in the 1990’s and subsequently dismantled. Environmental remediation work at this facility was completed in 2003 in connection with closing these former facilities under an agreement with the Oklahoma Department of Environmental Quality. We currently manage this facility in accordance with the agreement for certain activities described as post closure care. We, along with two other responsible parties, provide financial assurance for future post closure care activities at the Bartlesville facility. A reserve on our balance sheet has been established for our share of future costs associated with this matter.

Our Palmerton property is part of a CERCLA site that was added to the National Priorities List in 1983. When the Palmerton assets were purchased out of bankruptcy in December 2003, we acquired only those assets, including real property, needed to support the ongoing recycling and metal powders businesses at that location. We currently hold approximately 100 acres within an area of the approximately 1,500 acres owned by HII. The successor in interest to previous owners has contractually assumed responsibility for historic site contamination and associated remediation and has indemnified us against any liabilities related to the property, including Natural Resource Damages. Exceptions to this indemnity include our obligations under the 1995 consent decree described below and non-Superfund RCRA obligations and environmental liabilities resulting from our ongoing operations.

We inherited certain of HII’s environmental liabilities related to our Palmerton operations pursuant to a 1995 Consent Decree between HII, the EPA and the Pennsylvania Department of Environmental Protection (“PADEP”). Our obligations pursuant to this consent decree included construction of a storage building for calcine kiln feed materials and the removal of historic accumulations of lead concentrate from three buildings. These obligations are currently being managed to the satisfaction of the regulatory agencies and are reserved for on our balance sheet. Removal of historic accumulations of lead concentrate was completed in 2008.

During 2009, our Ellwood City facility completed installation of a new baghouse complex to control air emissions from its RHF, which were previously controlled by a wet scrubber system. The RHF baghouse complex was installed in accordance with a Consent Order & Assessment (“CO&A”) entered into with PADEP prior to our acquisition of INMETCO. Compliance certification testing of the RHF baghouse installation was conducted and submitted to the State in the later part of 2009. The CO&A was extinguished in 2011 upon final approval of compliance certification testing by the PADEP.

Employees

As of December 31, 2010, we employed 1,089 persons at the following locations.

			Union
	Salaried	Hourly	Contract
Location	Personnel	Personnel	Expiration

Monaca	124	521	10/31/11	*
Pittsburgh	19	—	N/A
Bartlesville	1	—	N/A
Beaumont	2	—	N/A
Calumet	13	48	08/02/11
Palmerton	24	122	04/26/11
Palmerton (Chestnut Ridge Railroad)	—	3	12/15/11
Rockwood	11	48	07/01/11
Barnwell	10	41	N/A
Ellwood City	29	73	10/31/13

Total	233	856

*	33 of the hourly employees are covered by a separate union contract that expires on March 15, 2011.

The vast majority of our hourly personnel are unionized. Hourly workers receive medical, dental and prescription drug benefits. We do not have a defined benefit plan for hourly or salaried employees and no company-paid medical plan for retirees. We have a 401(k) plan for both our hourly and salaried employees. Our labor contracts provide for a company contribution, and in most cases a company match, which varies from contract to contract. We believe we have satisfactory relations with our employees.

Executive Officers and Key Employees of the Registrant

Set forth below is information concerning our executive officers and key employees.

Name	Age	Position

James M. Hensler	55	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	50	Vice President and Chief Financial Officer
Lee Burkett	54	Vice President — Manufacturing
James A. Totera	54	Vice President — Sales and Marketing
Timothy R. Basilone	51	Vice President — Environmental Affairs
Ali Alavi	49	Vice President — Corporate Administration, General Counsel and Secretary
Bruce Morgan	39	Vice President — Human Resources
Mark Tomaszewski	54	President — INMETCO

James M. Hensler, Chairman of the Board of Directors, President and Chief Executive Officer, joined us in April 2004. He has over 31 years of experience working in the metals industry. From 2003 to April 2004, Mr. Hensler was a consultant to various companies in the metals industry. From 1999 to 2003, Mr. Hensler was Vice President of Global Operations and Vice President and General Manager of the Huntington Alloys Business Unit for Special Metals Corp., a leading international manufacturer of high performance nickel and cobalt alloys. Prior to that, Mr. Hensler was the Executive Vice President for Austeel Lemont Co., General Manager of Washington Steel Co. and Director of Business Planning for Allegheny Teledyne Inc. He received a BS in Chemical Engineering from the University of Notre Dame in 1977, an MSE in Chemical Engineering from Princeton University in 1978 and an MBA from the Katz Graduate School of Business at the University of Pittsburgh in 1987.

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

Lee Burkett, Vice President — Manufacturing, joined us in November 2006 with over 27 years of industry experience. For three years prior to joining us he was General Manager of the Bridgeville Facility of Universal Stainless. Previous positions included General Manager — Finishing Operations of J&L Specialty Steel, Plant Manager of Timet’s Toronto, Ohio facility, Vice President Operations for Caparo Steel and 14 years with Washington Steel with responsibilities in all aspects of the operation including Plant Manager of Finishing. Mr. Burkett received a BS in Mechanical Engineering from The Pennsylvania State University in 1979.

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

Timothy R. Basilone, Vice President — Environmental Affairs, joined us in January 2010. Mr. Basilone has over 20 years of experience working in all aspects of environmental affairs in a variety of industries. Prior to joining us, he spent ten years with Koppers Inc., including seven years as a Senior Manager in the Corporate Environmental Affairs Department and three years as Operations Superintendent at the Koppers coal tar distillation facility in Clairton, Pennsylvania. Prior to that Mr. Basilone spent nine years at Westinghouse Electric Corporation as the Environmental Remediation Program Manager in the Corporate Legal and Environmental Affairs Department. He began his professional career as an Exploration / Production Geologist with Marathon Oil Company before moving on to Westinghouse. Mr. Basilone earned an MS degree in Earth and Planetary Science from the University of Pittsburgh in 1984 and a BA degree in Geology from the College of Wooster in 1981.

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

Bruce Morgan, Vice President — Human Resources joined us in May 2010. Prior to joining us, from November 2006 to May 2010, Mr. Morgan served as Director of Human Resources — North America for the Steel Mill Services division of Harsco Corporation. Prior to that, Mr. Morgan served as Director of Human Resources for both the Steel and Foundry Divisions of Vesuvius USA, a global refractory manufacturer, where he was employed from March 1997 to November 2006. Among other previous employment, Mr. Morgan served as an HR Associate for the construction and start-up of Gallatin Steel Company, where he was employed from June 1994 to August 1995. Mr. Morgan received a BS degree in Industrial and Labor Relations from Cornell University in 1994.

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

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our products containing zinc or nickel reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal consumers of zinc metal and zinc-related products operate in industries such as transportation, construction or general manufacturing, that themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession or low economic growth, such as the one we are currently experiencing, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies and a prolonged recession in our principal industry segments have had a negative impact on our operations and on those of our predecessor both recently and in the past, and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Despite some improvement in credit and financial markets, there can be no assurance that there will not be further deterioration in these markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

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

We are unable to predict the likely duration and severity of disruptions in financial markets and sluggish economic conditions in the United States and other countries, and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.

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

Declines in the price of zinc have had a negative impact on our operations in the past, and future declines could have a negative impact on our future financial condition or results of operations. In 2002, record low zinc prices, together with high operational and legacy environmental costs and inefficiencies, caused our predecessor, HII, to file for Chapter 11 bankruptcy protection. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses and/or idle or permanently shut down production capacity. Market prices for zinc and nickel may decrease, and therefore our operating results may be significantly harmed.

Some of our products and services are vulnerable to long-term declines in demand due to competing technologies, materials or imports, which would significantly reduce our sales.

Our zinc and nickel-based products compete with other materials in many of their applications. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators also can use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, some of our customers may reduce or eliminate their usage of PW grade zinc metal because it contains a small amount of lead and may switch to other grades of zinc metal that we do not produce.

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

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, we estimate that our products comprised only approximately 12% of total zinc consumption in the United States in 2010, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower price than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 74% of U.S. zinc metal consumption.

In the future, foreign zinc metal producers may develop new ways of packaging and transporting zinc metal that could mitigate the freight cost and other shipping limitations that we believe currently limit their ability to more fully penetrate the U.S. zinc market. If our customers in any of the end-user markets we serve were to shift their production outside the United States and Canada, then those customers would likely source zinc overseas, and, as a result, our net sales and results of operations would be adversely affected. If we cannot compete other than by reducing prices, we may lose market share and suffer reduced profit margins. If our competitors lower their prices, it could inhibit our ability to compete for customers with higher value-added sales and could lead to a reduction in our sales volumes and profit. If our product mix changed as a result of competitive pricing, it could have an adverse impact on our gross margins and profitability.

If we fail to implement our business strategy, our financial condition and results of operations could be materially and adversely affected.

Our ability to achieve our business and financial objectives is subject to a variety of factors, many of which are beyond our control. For example, factors such as increased competition, legal and regulatory developments, general economic conditions or increased operating costs could prevent us from increasing our capacity, implementing further productivity improvements, investing in technology upgrades or continuing to enhance our business and product mix.

An important part of our strategy is to grow our business by expanding our capacity to process EAF dust. One new kiln was placed into service in 2008 at our Rockwood, Tennessee facility and two new kilns were placed into service in 2010 at our new recycling facility in Barnwell, South Carolina. We have also initiated a project to invest in a new, lower-cost technology to process EAF dust-based feedstock and other recycled materials into special high grade zinc and other zinc products. We may need additional financing to implement our strategy and we may not have access to the funding required for the investments on acceptable terms. Our construction costs may also increase to levels that would make our facilities unprofitable to operate. Our planned projects may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our project plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we are able to implement our strategy, projected increases in EAF dust recycling may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Our business could be harmed if we do not successfully manage the integration of businesses that we acquire in the future or we may not realize all or any of the anticipated benefits from acquisitions we make in the future.

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

As of December 31, 2010, we had 1,089 employees, 815, or approximately 75%, of whom were covered by union contracts. Six of the seven collective bargaining agreements to which we are a party are scheduled to expire in 2011. We may be unable to resolve any of these contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities, such as experienced in the explosion at our Monaca, Pennsylvania facility that occurred on July 22, 2010, could prevent us from meeting customer demand, reduce our sales, increase our costs and/or negatively impact our results of operations.

An interruption in production or service capabilities at any of our production facilities as a result of equipment or power failure or other reasons could limit our ability to deliver products to our customers, reducing our net sales and net income, increasing our costs and potentially damaging relationships with our customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, damage to our reputation and/or permanent loss of customers. Any such production stoppage or delay could also require us to make unplanned capital expenditures, which together with reduced sales and increased costs, could adversely affect our results or operations.

For instance, in July 2010, we experienced an explosion at our Monaca, Pennsylvania facility that resulted in two fatalities and injuries to at least two employees. It was determined that each of the ten columns used to produce zinc oxide and refined zinc metal needed to be rebuilt before production could be restarted using these columns, and we were unable to commence reconstruction for several weeks pending completion of various regulatory and other investigations. Consequently, during 2010 we lost approximately 12,000 tons of zinc production, incurred $16.4 million in increased costs related to the incident and estimate that our profit in 2010 was decreased by $17.3 million excluding the amounts of any insurance recovery.

Furthermore, because many of our customers are, to varying degrees, dependent on deliveries from our facilities, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, the explosion at our Monaca, Pennsylvania facility, adverse weather conditions or other events. We have experienced, and may experience in the future, periods of reduced production as a result of repairs that are necessary to our kiln, smelting and refinery operations. If any of these events occur in the future, they could have a material adverse effect on our business, financial condition or results of operations. Our insurance policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from, among other things, loss of life, physical damage, business interruptions and product liability including losses resulting from the explosion at our Monaca, Pennsylvania facility.

Fluctuations in the cost or availability of electricity, coke, coal and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Energy is one of our most significant costs, comprising approximately $70 million of our production costs in 2010. Our processes rely on electricity, coke and natural gas in order to operate, our freight operations depend heavily on the availability of diesel fuel and our Monaca power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile and have exceed historical averages in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $7 million for 2010. In addition, in the event of an interruption in the supply of coal to our power plant at our Monaca facility, that facility would be required to purchase electricity, which may not be available and would be subject to the same risks related to an increase in electricity costs. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2010, our ten largest customers were responsible for 46% of our consolidated sales. In 2010, three of INMETCO’s customers provided 83% of its sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, several of our customers have become involved in bankruptcy or insolvency proceedings and have defaulted on their obligations to us in recent years. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 20% by volume of our zinc product shipments in 2010 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

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

We may be involved in claims and litigation filed on behalf of persons alleging injuries suffered predominantly because of occupational exposure to substances at our facilities. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We are subject to stringent environmental regulation, which may cause us to incur significant costs and liabilities that could materially harm our operating results.

Our business is subject to a variety of environmental regulations and our operations expose us to various potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste Resource Conservation and Recovery Act (“RCRA”). Failure to properly process and manage EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for reclamation of hazardous substances in the environment. In addition, as part of the purchase of assets out of bankruptcy, we inherited responsibility for several environmental issues from our predecessor at our Palmerton and Bartlesville facilities. The Palmerton issues are cited in a 1995 EPA and PADEP consent decree, and the Bartlesville issues are covered in a consent agreement with the Oklahoma Department of Environmental Quality for RCRA cleanup work. A reserve in the amount of $2.2 million was established as of December 31, 2010, to cover the cost of construction of a storage building for calcine kiln feed materials at our Palmerton facility, and for cleanup costs at our Bartlesville, Oklahoma facility. We may also incur costs related to future compliance with air emission regulations including “Maximum Achievable Control Technology” (“MACT”) rules relating to industrial boilers, future MACT regulations relating to the non-ferrous secondary metals production category, revised rules related to the National Ambient Air Quality Standard (“NAAQS”) for lead emissions at our Monaca facility, the proposed “Clean Air Transport Rule” that focuses on reducing emissions that affect a “downwind” state’s ability to meet NAAQS for a variety of pollutants, including nitrogen oxides and sulfur oxides, from our Monaca power plant and Pennsylvania regulations that are more stringent than the federal MACT regulations that would apply to mercury emissions from coal combustion at our Monaca power plant. Our total cost of environmental compliance at any time depends on a variety of regulatory, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Potential federal climate change legislation or greenhouse gas regulation could result in increased operating costs and reduced demand for our products.

Over the past two years, Congress has considered legislation that would cap and reduce emissions of greenhouse gases (“GHGs”) for most industrial sectors, although to date no major climate change bill has been enacted. In June 2009, the U.S. House of Representatives passed the American Clean Energy Security Act of 2009, which was introduced by Rep. Henry Waxman (D-CA) and Rep. Edward Markey (D-MA) and commonly known as “Waxman-Markey.” This bill would have established an economy-wide cap-and-trade system for emissions of GHGs, seeking to reduce them 17% below 2005 levels by 2020 and 83% below 2005 levels by 2050. Under Waxman-Markey, sources that emit GHGs would have been required to hold an emission allowance or an offset credit for each carbon dioxide-equivalent ton of a GHG emitted or produced on site. Broadly, Waxman-Markey and similar regulatory programs would likely have resulted in increased costs associated with the production and combustion of carbon-intensive fuels such as coal, oil, refined petroleum products, and gas. The U.S. Senate did not vote on the House-passed bill in the last Congressional term. It is possible that similar legislation could be proposed again in the near future.

In addition, the EPA has begun regulating GHG emissions under the Clean Air Act in response to the Supreme Court’s 2007 decision in Massachusetts v. EPA. In December 2009, EPA published its findings that atmospheric concentrations of GHGs endanger public health and welfare pursuant to the Clean Air Act and that GHG emissions from new motor vehicles and new motor vehicle engines are contributing to air pollution endangering public health and welfare pursuant to the Clean Air Act. Although these findings do not by themselves impose any requirements with respect to sources emitting GHGs and contain no specific emission reduction targets, they have resulted in subsequent efforts by EPA to regulate GHGs under the Clean Air Act.

Following the endangerment finding, the EPA conducted several rulemakings that, although currently subject to pending legal challenges, would regulate GHGs from certain stationary sources under the Clean Air Act. Separately, EPA has promulgated a series of rulemakings requiring the reporting of GHG emissions. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur significant costs to reduce emissions of GHGs associated with our operations.

We believe we are in substantial compliance with existing environmental laws and regulations applicable to our current operations. However, accidental spills or releases may occur in the course of our operations, and we cannot give any assurance that we will not incur substantial costs and liabilities as a result of such spills or releases, including those relating to claims for damage to property and persons. Moreover, we cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on our business, financial condition and results of operations.

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

We rely primarily on third parties for transportation of the products we manufacture, as well as the delivery of EAF dust to our recycling plants and other raw materials, including recycled zinc, to our Monaca production facility. In particular, a substantial portion of the raw materials we use is transported by railroad, which is highly regulated. If any of our third-party transportation providers were to fail to deliver our products in a timely manner, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to meet customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could disrupt our operations, harm our reputation and have a material adverse effect on our financial condition and operating results.

The market price for shares of our common stock has been and may continue to be highly volatile and subject to wide fluctuations.

The market for common stock has been subject to significant disruptions that have caused substantial volatility in the prices of these securities, which may or may not have corresponded to the business or financial success of the particular company. The market price for shares of our common stock has been volatile and could decline if our future operating results fail to meet or exceed the expectations of market analysts and investors or current economic or market conditions persist or worsen.

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

As of December 31, 2010, our zinc production operations are located in Monaca and Palmerton, Pennsylvania and our principal zinc recycling operations are located in Palmerton, Calumet, Illinois, Rockwood, Tennessee and Barnwell, South Carolina. Our INMETCO recycling operations are located in Ellwood City, Pennsylvania.

The chart below provides a brief description of each of our production facilities:

	Own/			Annual
Location	Lease	Process	Product	Capacity
				(Tons)

Monaca, PA	Own	Finished Product	PW Metal	88,000
			Zinc Oxide	90,000
			SSHG Metal	15,000
			Zinc Dust	5,900
Barnwell, SC	Own	Recycling	CZO(2)	180,000	*
Calumet, IL	Own	Recycling	CZO	169,000	*
Palmerton, PA	Own	Recycling	Calcine	130,000	(3)
			CZO	273,000	*
			Zinc Powder	5,000 to 14,000	(4)
		Finished Products	Zinc Copper Base	3,000
Rockwood, TN	Own	Recycling	CZO	148,000	*
			Nickel-chromium-iron
Ellwood City, PA	Own	Recycling	alloy	70,000	*
			Cadmium	5,000
Total carbon steel EAF dust Recycling Capacity				770,000
Total Smelting Capacity				175,000

*	EAF dust and other metal-bearing wastes recycling and processing capacity

(1)	Facility is owned, property is leased; lease expires July 2011.

(2)	CZO, with approximately 55% — 65% zinc content, is produced by our recycling operations and is used as a feedstock for our zinc facility in Monaca or further processed in Palmerton into zinc calcine (up to 65% — 70% zinc content) before being used as a feedstock in Monaca.

(3)	Assumes that one of four kilns is operated to produce calcine and the other three kilns are operated to produce CZO.

(4)	Depending upon grade.

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

We entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at our Monaca facility. Under the Consent Order and Agreement, we are required to submit a written plan for evaluating and implementing corrective action regarding fugitive air emissions at our Monaca facility and to implement the required corrective action. We have delivered the implementation plan and have begun corrective measures, including enhancements to emission incident reporting and follow-up; maintenance and preventive maintenance on certain emission control equipment such as ducts, capture hoods, fabric-filter collectors and appurtenances; and development and implementation of department-specific emission-control plans. Additionally, we paid an initial civil penalty of $50,000 and were obligated to pay an additional $2,500 monthly, subject to extended or early termination. The consent order was renewed in June 2010, with an agreement that extended the payment of the monthly civil penalty to July 2011, increased the amount to $6,500 monthly and is subject to extension to July 2012.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. The highest and lowest sale prices of our common stock for the most recent eight quarters were:

Quarter	High	Low

2010
10/01/10 — 12/31/10	$13.81	$9.45
07/01/10 — 09/30/10	10.09	7.11
04/01/10 — 06/30/10	12.81	7.33
01/01/10 — 03/31/10	13.92	8.31
2009
10/01/09 — 12/31/09	$13.36	$9.35
07/01/09 — 9/30/09	12.90	7.11
04/01/09 — 6/30/09	9.34	5.15
01/01/09 — 3/31/09	5.90	3.15

As of March 9, 2011, there were six holders of record of our common stock and approximately 9,100 beneficial owners of such stock. The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island, 02940-3078, Toll-free telephone 800-622-6757 (US, Canada, Puerto Rico), 781-575-4735 (non-US).

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

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans may be found in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph compares the forty month cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from August 31, 2007 through December 31, 2010, the end of our fiscal year. The graph assumes investments of $100 on August 10, 2007 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. The Peer Group Index is composed of Harsco Corp., Lundin Mining Corp., Nyrstar, Schnitzer Steel Industries Inc., Teck Cominco Limited, Umicore SA, Sims Group Limited, Hudbay Minerals Inc. and Breakwater Resources Limited and is weighted by each of their relative market capitalizations at the beginning of each month for which returns are reported. One member of the Peer Group in 2007, Metals Management, Inc., merged in 2008 with another member of the Peer Group, Sims Group Limited, and is therefore no longer included in the Peer Group Index.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*
Among Horsehead Holding Corp., The Russell 2000 Index
And A Peer Group

*$100 invested on 8/10/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	2007						2008
	8/10	8	9	10	11	12	1	2	3	4	5	6	7	8	9	10	11	12
	All amounts rounded to the nearest dollar

Horsehead Holding Corp.	$100	$101	$121	$123	$89	$91	$81	$84	$62	$75	$76	$65	$66	$44	$32	$19	$17	$25

Russell 2000	100	101	102	105	98	98	91	88	88	92	96	88	92	95	88	69	61	65

Peer Group	100	107	116	119	108	112	101	113	111	117	124	114	101	95	67	36	36	40

	2009
	1	2	3	4	5	6	7	8	9	10	11	12
	All amounts rounded to the nearest dollar

Horsehead Holding Corp.	$21	$20	$30	$38	$39	$40	$57	$60	$63	$51	$60	$69

Russell 2000	57	50	55	63	65	66	73	75	79	74	76	82

Peer Group	38	32	39	46	55	54	60	61	68	68	73	73

	2010
	1	2	3	4	5	6	7	8	9	10	11	12
	All amounts rounded to the nearest dollar

Horsehead Holding Corp.	$53	$55	$64	$64	$56	$41	$41	$42	$53	$59	$63	$70

Russell 2000	79	83	89	95	87	81	86	80	90	93	97	104

Peer Group	71	71	78	78	69	63	69	69	79	82	85	97

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2010, and we do not have a formal or publicly announced stock repurchase program.

ITEM 6.	SELECTED FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 2008, 2007 and 2006 and for the years ended December 31, 2007 and 2006 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009 and 2008 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except for LME price and per share data)

Statement of income (loss) data:
Net sales	$382,362	$216,530	$445,921	$545,579	$496,413
Cost of sales (excluding depreciation)	305,522	226,171	353,248	373,359	360,181
Depreciation	18,612	15,982	12,797	10,150	8,536
Selling, general and administrative expenses	18,672	17,080	18,184	15,688	31,294

Total costs and expenses	342,806	259,233	384,229	399,197	400,011
Income (loss) from operations	39,556	(42,703)	61,692	146,382	96,402
Interest expense	(1,226)	(2,340)	(1,474)	(7,589)	(9,555)
Interest and other income	849	883	1,871	3,037	327

Income (loss) before income taxes	39,179	(44,160)	62,089	141,830	87,174
Income tax provision (benefit)	14,409	(16,689)	22,647	51,147	32,717

Net income (loss)	$24,770	$(27,471)	$39,442	$90,683	$54,457

Net income (loss) per share:
Basic	$0.57	$(0.73)	$1.12	$3.13	$2.70
Diluted	$0.57	$(0.73)	$1.12	$2.85	$2.01
Balance sheet data (at end of period):
Cash and cash equivalents	$109,557	$95,480	$122,768	$76,169	$958
Working capital	170,120	143,455	160,912	150,018	58,863
Property, plant and equipment, net	218,652	191,307	136,141	98,932	63,794
Total assets	496,136	438,262	358,478	314,804	205,706
Total long-term obligations, less current maturities	255	255	58	121	58,225
Stockholders’ equity	373,010	345,417	286,559	242,054	49,994
Cash flow statement data:
Operating cash flow	$57,306	$(6,733)	$94,007	$102,575	$15,627
Investing cash flow	(44,134)	(104,924)	(50,671)	(45,288)	(14,249)
Financing cash flow	905	84,369	3,263	17,924	(973)
Other data:
Tons of zinc product shipped	137	118	154	153	158
Average LME zinc price(1)	$0.98	$0.75	$0.85	$1.47	$1.48
Capital expenditures	44,704	37,151	50,671	45,288	14,249
Depreciation and amortization	18,612	16,981	13,463	12,656	9,504

(1)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our History

We are a leading U.S. producer of zinc and nickel-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe that we are the largest refiner of zinc oxide and PW zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium (“Ni-Cd”) batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. As a result of the acquisition of INMETCO, we now operate as two business segments.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc and nickel-based products using nearly 100% recycled zinc, including zinc recovered from our EAF dust recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust In 2008, we began construction of a new EAF dust processing facility located in South Carolina. We placed the first of two kilns into production in April 2010 and the second kiln into production in September 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic acquisitions and investments

In June 2009, we grew our EAF dust collection operations through the purchase of ESOI’s customer contracts related to its EAF dust collection business.

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

We recently announced the completion of a preliminary feasibility study to construct a 150,000 ton per year zinc plant based on state-of-the-art “green” technology. The goals of the proposed plant would be to produce zinc at much lower costs, to significantly reduce air emissions and to provide opportunities for us to serve the broader market for special high grade zinc and the continuous galvanizing market, in addition to our traditional zinc markets. If our Board of Directors approves this project and if we secure financing for this project, construction may start before the end of 2011.

Economic Conditions and Outlook

The economy remains relatively weak but continued to slowly improve through 2010. Our quarterly zinc product shipment levels for 2010 continued to improve over the quarterly shipment levels for 2009 but continued to lag the quarterly shipment levels for the first three quarters of 2008. In March 2010, we started operations of our sixth furnace at our Monaca smelter but returned to five furnaces after the explosion that occurred at our zinc oxide refining facility in July of 2010. We returned to full capacity at our Monaca smelter late in the fourth quarter of 2010 and expect to operate our facilities near full capacity during the first quarter of 2011 with intermittent outages on some kilns based on inventory levels. Our results, particularly in comparison to 2009, reflect the impact this limited improvement has had on the markets we serve, as well as the impact of the explosion.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel.  Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2010, comprised approximately 73% of our raw materials, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is impacted directly by changes in the market price of zinc, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Zinc prices rose throughout 2005 and 2006 to a historical high of $2.08 per pound on December 5, 2006 and fell steadily to $0.47 per pound on December 17, 2008 for an average of $0.85 per pound for 2008.

In 2008, the LME average zinc price fell approximately 54.6% from the fourth quarter of 2007. Significantly reduced construction activity and sharply reduced demand for automobiles, particularly in the fourth quarter of 2008, brought on by the global recession caused demand for zinc products to fall faster than production cuts and announced mine closures. Zinc prices strengthened in 2009, reaching a high of $1.17 per pound on December 31, 2009 for an average of $0.75 per pound for 2009. The increase reflected not only the announced mine closures and production cuts that began in the fourth quarter of 2008 and continued into 2009 but also increased investor activity in the zinc markets.

Monthly average zinc prices in 2010 have fluctuated between $0.79 per pound and $1.10 per pound, for an average of $0.98 per pound for the period. The movement and level of zinc prices reflect the gradual improvement in economic conditions and continued investor activity in the metal markets. For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound.

To mitigate the effects of any decrease in the LME average zinc price, we hedged approximately 60% of our expected zinc production in 2008 and 2009 through the purchase of put options whereby we would receive a minimum price per pound for the quantity hedged. We paid a total of $27.5 million for the options and received $31.9 million in cash as the 2008 options settled. In October 2008, we sold the 2009 put options for $64.5 million resulting in a $50.3 million gain. We replaced the 2009 options with similar options having a strike price of $0.50 per pound for a cost of $10.5 million to mitigate the effects of any further decrease in the LME average zinc price. In 2009, we purchased put options for 2010 having a strike price of $0.65 per pound at a cost of $5.3 million. At the time of the purchase, they represented approximately 80% of our expected sales volume for 2010. In 2010, we purchased put options for 2011 having a strike price of $0.65 per pound at a cost of $3.0 million. The purchases represent approximately 70% of our expected zinc production for 2011. We also sold put options for 2011 having a strike price of $0.55 per pound and received $0.2 million. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. For a further discussion, see “Results from Operating Activities” in the “Liquidity and Capital Resources” section.

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

Demand for our products and services decreased significantly in the fourth quarter of 2008 due to the severe economic slowdown and continued into the first quarter of 2009. Demand for our products began to increase in the second quarter of 2009 and has continued to increase through 2010. Our production of zinc products for 2010 was 124,000 tons compared to 106,000 tons in 2009 and 137,000 tons for 2008.

Weekly steel production declined approximately 59.7% during the fourth quarter of 2008 and continued to decline through the first quarter of 2009 thereby reducing the amount of EAF dust generated and the demand for our EAF dust recycling services. Steel production began to increase in the second quarter of 2009 and continued to increase through the second quarter of 2010 but moderated in the third and fourth quarters of 2010. Despite the increase, steel production remains at reduced levels compared to 2008. In response to the sharp decline in 2008, we suspended our recycling operations during the December 2008 holiday period and operated them below capacity for a majority of 2009. We restarted one of the kilns at our Rockwood, Tennessee facility in September of 2009 as steel production increased and we began processing the additional EAF dust associated with the customer contracts we purchased from ESOI in June of 2009. We restarted the second kiln at that facility in November of 2009. This brought our recycling operations to capacity, excluding our smallest and highest cost facility located in Beaumont, Texas. We do not intend to resume recycling operations at that facility and wrote down the assets to net realizable value in the third quarter of 2009. We also began operations at the first kiln at our Barnwell, South Carolina facility in April of 2010 and the second kiln in September of 2010.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts			Revenue/Ton
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008
	(Tons, in thousands)			(In U.S. dollars)

Product:
Zinc Products	137	118	154	$1,976	$1,529	$1,932
EAF Dust	532	409	507	$74	$80	$97
Nickel-based products	27	25	27	$1,768	$1,453	$2,102

Cost of Sales (excluding depreciation and amortization).  Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In 2010 and 2009, purchased feedstock-related costs comprised approximately 19% of our operating costs and are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price we pay for the purchased feed expressed as a percentage of the LME average zinc price. The remaining 81% of our production costs were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes our conversion cost per ton changes inversely. The increase in our production volume in 2010 caused our conversion cost per ton to decrease accordingly. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs, our ability to implement cost control measures aimed at improving productivity and our efforts to reduce our conversion costs. Our purchased feedstock is priced at a discount to the LME.

We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of rapidly declining LME average zinc or nickel prices, our inventory cost can exceed the market value of our finished goods. A significant lower-of-cost-or-market (“LCM”) adjustment can result. In the fourth quarter of 2008, we recorded an LCM adjustment of $9.0 million. In the first quarter of 2009, we recorded an LCM adjustment of $2.8 million. No LCM adjustment was recorded in 2010.

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

Explosion at our Monaca, Pennsylvania facility

On July 22, 2010, an explosion occurred at our Monaca, PA zinc oxide refining facility which resulted in two fatalities. The zinc refinery was shut down for repairs and an investigation and assessment of the damage. Teams from OSHA and the U.S. Chemical Safety & Hazard Investigation Board (CSB) investigated the cause and the circumstances that may have contributed to the occurrence of this incident. In addition, we and our insurance underwriters conducted our own investigations into the cause and the circumstances that contributed to this incident. The United Steel Workers union also participated in the investigations.

Each of the ten columns used to produce zinc oxide and refined zinc metal in the refining facility has been redesigned and rebuilt. Production resumed in the fourth quarter.

The smelting facility at the Monaca plant was returned to full capacity late in the fourth quarter of 2010. Although it operated at a reduced rate during the third quarter and much of the fourth quarter, we were able to offset a portion of the lost revenue from zinc oxide with additional zinc metal sales beyond our traditional markets.

We are pursuing recovery of the cost of repairs, lost profit and other losses from our zinc oxide and refined metal, subject to customary deductibles, under our business interruption and property insurance. We submitted a preliminary claim to our insurer for $32.7 million. In the fourth quarter of 2010, we recorded insurance income of $19.3 million consisting of insurance proceeds of $11.0 million and a receivable in the amount of $8.3 million based upon preliminary undisputed claims for business interruption, property damage and other expenses associated with the incident. We are pursuing the amounts in excess of the preliminary undisputed claims and expect to recover all or a portion of it in 2011. We also expect to file additional claims in 2011 for any loss of zinc oxide business realized during the first half 2011 as a result of the incident. We believe that we will continue to have adequate liquidity to support the business.

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

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc and energy prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, the LME price of zinc rose from $0.58 per pound on December 31, 2004 to $2.08 per pound on December 5, 2006 and fell to as low as $0.47 per pound on December 17, 2008. In 2009, the LME price of zinc ranged from a low of $0.48 per pound on February 20, 2009 to a high of $1.17 per pound on December 31, 2009. The average price was $0.75 per pound for 2009. In 2010, the LME price of zinc ranged from a high of $1.20 per pound on January 7, 2010 to a low of $0.72 per pound on June 7, 2010. The average price was $0.98 per pound for 2010. Changes in zinc pricing have impacted our sales revenues, since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in an attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.

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

Inventories

Inventories, which consist primarily of zinc and nickel bearing materials, and supplies and spare parts, are valued at the lower of cost or market using a moving average cost method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

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

Financial Instruments

The following methods are used to estimate the fair value of our financial instruments.

•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

•	Our financial swap and financial option instruments are carried at fair value. We recognize changes in fair value within the consolidated statements of operations as they occur (see Note S to our audited consolidated financial statements).

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

Impairment

We review the carrying value of our intangible assets and our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. In 2009, we wrote-down to net realizable value certain machinery and equipment and supplies inventories by $1.1 million. The write-down relates primarily to our Beaumont, Texas recycling facility. In the third quarter of 2009, we made a decision to proceed with the construction of our Barnwell, South Carolina kiln project, and we started operations there in 2010. The Waelz kiln process used at the Barnwell facility is a lower cost process than the process that was used at the Beaumont facility. Therefore, we do not intend to use the higher cost capacity at the Beaumont facility.

We examined our assets at December 31, 2010 and found no events that would suggest any impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Year Ended December 31,
	2010	2009	2008

Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation)	79.9	104.4	79.2
Depreciation	4.8	7.4	2.9
Selling, general and administrative expenses	4.9	7.9	4.1

Income (loss) from operations	10.4	(19.7)	13.8
Interest expense	.3	1.1	0.3
Other income	.2	.4	0.4

Income (loss) before income taxes	10.3	(20.4)	13.9
Income tax provision (benefit)	3.8	(7.7)	5.1

Net income (loss)	6.5%	(12.7)%	8.8%

Net income (loss) per share
Basic	$0.57	$(0.73)	$1.12
Diluted	$0.57	$(0.73)	$1.12

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	2008	2009	2010	2011	Swaps	Total

Fair value December 31, 2007	$9,871	—	—	—	$(757)	$9,114
Purchases	—	7,008	—	—	—	7,008
Settlements of closed positions	—	—	—	—	566	566
Gain (loss) on settlements of closed positions	(3,322)	—	—	—	(182)	(3,504)
Mark to market adjustment on open positions	2,612	932	—	—	(1,441)	2,103

Fair value March 31, 2008	9,161	7,940	—	—	(1,814)	15,287
Purchases	—	7,208	—	—	—	7,208
Settlements of closed positions	(2,267)	—	—	—	827	(1,440)
Gain (loss) on settlements of closed positions	736	—	—	—	(60)	676
Mark to market adjustment on open positions	5,730	7,233	—	—	4,522	17,485

Fair value June 30, 2008	13,360	22,381	—	—	3,475	39,216
Purchases	—	—	—	—	—	—
Settlements of closed positions	(8,866)	—	—	—	175	(8,691)
Gain (loss) on settlements of closed positions	2,601	—	—	—	(358)	2,243
Mark to market adjustment on open positions	3,926	11,553	—	—	(655)	14,824

Fair value September 30, 2008	11,021	33,934	—	—	2,637	47,592
Sales	—	(33,934)	—	—	—	(33,934)
Purchases	—	10,472	—	—	—	10,472
Settlements of closed positions	(20,806)	—	—	—	907	(19,899)
Gain (loss) on settlements of closed positions	9,785	—	—	—	(1,086)	8,699
Mark to market adjustment on open positions	—	(3,626)	—	—	(690)	(4,316)

	Put Options
	2008	2009	2010	2011	Swaps	Total

Fair value December 31, 2008	—	6,846	—	—	1,768	8,614
Settlements of closed positions	—	—	—	—	356	356
Gain (loss) on settlements of closed positions	—	(744)	—	—	(256)	(1,000)
Mark to market adjustment on open positions	—	(3,903)	—	—	284	(3,619)

Fair value March 31, 2009	—	2,199	—	—	2,152	4,351
Settlements of closed positions	—	—	—	—	(916)	(916)
Gain (loss) on settlements of closed positions	—	(217)	—	—	411	194
Mark to market adjustment on open positions	—	(1,566)	—	—	446	(1,120)

Fair value June 30, 2009	—	416	—	—	2,093	2,509
Purchases	—	—	2,374	—	—	2,374
Settlements of closed positions	—	—	—	—	(1,260)	(1,260)
Gain (loss) on settlements of closed positions	—	(51)	—	—	398	347
Mark to market adjustment on open positions	—	(364)	(870)	—	778	(456)

Fair value September 30, 2009	—	1	1,504	—	2,009	3,514
Purchases	—	—	2,902	—	—	2,902
Settlements of closed positions	—	—	—	—	(1,965)	(1,965)
Gain (loss) on settlements of closed positions	—	(1)	—	—	616	615
Mark to market adjustment on open positions	—	—	(3,669)	—	497	(3,172)

Fair value December 31, 2009	—	—	737	—	1,157	1,894
Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(228)	(228)
Gain (loss) on settlements of closed positions	—	—	—	—	(34)	(34)
Mark to market adjustment on open positions	—	—	(368)	—	119	(249)

Fair value March 31, 2010	—	—	369	—	1,014	1,383
Purchases	—	—	—	882	—	882
Settlements of closed positions	—	—	—	—	(74)	(74)
Gain (loss) on settlements of closed positions	—	—	(1)	—	(209)	(210)
Mark to market adjustment on open positions	—	—	813	1,441	(616)	1,638

Fair value June 30, 2010	—	—	1,181	2,323	115	3,619
Purchases	—	—	—	1,307	—	1,307
Settlements of closed positions	—	—	—	—	(439)	(439)
Gain (loss) on settlements of closed positions	—	—	(214)	—	452	238
Mark to market adjustment on open positions	—	—	(962)	(2,668)	461	(3,169)

Fair value September 30, 2010	—	—	5	962	589	1,556
Purchases	—	—	—	585	—	585
Settlements of closed positions	—	—	—	—	233	233
Gain (loss) on settlements of closed positions	—	—	(5)	—	(532)	(537)
Mark to market adjustment on open positions	—	—	—	(968)	115	(853)

Fair value December 31, 2010	$—	$—	$—	$579	$405	$984

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2009				2010
Average LME zinc	Quarter Ended				Quarter Ended
price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31

Quarter	$0.53	$0.67	$0.80	$1.00	$1.04	$0.92	$0.91	$1.05
Year-to-date	$0.53	$0.60	$0.67	$0.75	$1.04	$0.98	$0.96	$0.98

Year Ended December 31, 2010 Compared with Year Ended December 31, 2009

Net sales.  Consolidated net sales increased $165.9 million, or 76.6%, to $382.4 million for 2010, compared to $216.5 million for 2009. The increase includes a $111.7 million increase in net sales for Horsehead and $54.2 million in net sales related to INMETCO.

Net sales relating to Horsehead increased $111.7 million, or 51.6%, to $328.2 million for 2010, compared to $216.5 million for 2009. The increase was a result of a $61.1 million increase in price realization, due primarily to a higher average LME zinc price for 2010 versus 2009, a $40.5 million increase in sales volume reflecting a net increase in shipments and an increase in EAF dust receipts and a $1.8 million increase in our co-product and miscellaneous sales. Our net sales for 2010 further exceeded net sales for 2009 by $8.3 million relating to our hedging activity. We recorded an unfavorable non-cash adjustment of $3.7 million in 2010 relating to our hedging activity versus an unfavorable non-cash adjustment of $12.0 million in 2009. Zinc product shipments were 136,661 tons for 2010, or 126,720 tons on a zinc contained basis, compared to 118,242 tons, or 107,470 tons on a zinc contained basis, for 2009.

The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.07 per pound for 2010, compared to $0.84 per pound for 2009. The increase reflects the 30.1% increase in the average LME zinc price for 2010 compared to 2009. The increase in zinc prices reflects the general economic recovery that began in 2009 and continued into 2010, as well as continued investor activity in the metal markets.

Net sales of zinc metal increased $71.8 million, or 72.2%, to $171.2 million for 2010, compared to $99.4 million for 2009. The increase was attributable primarily to a $36.7 million increase in price realization and a $35.1 million increase in sales volume. The increase in price realization was attributable to a higher average LME zinc price for 2010 versus 2009, partially offset by the effects of a decrease in the average premium to the LME on zinc metal sold for 2010 versus 2009. The increase in shipment volume reflects the gradual improvement in demand for our products that began in the second quarter of 2009 and continued throughout 2010. It also reflects our efforts to increase shipments of zinc metal beyond our traditional markets to partially offset the loss of zinc oxide shipments in the third and fourth quarters of 2010 resulting from the explosion that occurred in late July 2010 at our zinc oxide refining facility in Monaca, Pennsylvania.

Net sales of zinc oxide increased $17.0 million, or 21.4%, to $96.6 million for 2010, compared to $79.6 million for 2009. The increase was attributable to a $23.1 million increase in price realization partially offset by a $6.1 million decrease in sales volume. The increase in price realization reflects the increase of the average LME zinc prices over the past twelve months partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices. The discount to the LME on sales of zinc oxide decreased in 2010 from the discount realized in 2009. The volume decrease reflects the reduced shipment volumes in the third and fourth quarters of 2010 as a result of the explosion at our zinc oxide refining facility in Monaca, Pennsylvania in late July of 2010. Shipments to our largest tire customers increased in the first two quarters of 2010 reflecting the strengthening in the market that began in the second quarter of 2009 and continued into 2010. However, we were unable to fully capitalize on the improving zinc oxide market in 2010 as a result of the explosion.

Net sales of zinc and copper-based powder increased $6.1 million, or 73.5%, to $14.4 million for 2010, compared to $8.3 million for 2009. The increase was attributable primarily to increases in prices and shipment volumes of our copper-based powders.

Revenues from EAF dust recycling increased $6.8 million, or 20.9%, to $39.4 million for 2010, compared to $32.6 million for 2009. Increased volumes caused revenues to increase by $9.8 million. A 7.0% decrease in price realization on EAF dust recycling fees for 2010 compared to 2009 resulted in a decrease in net sales of $3.0 million. EAF dust receipts for 2010 increased 30.0% to 531,714 tons compared to 408,967 tons for 2009, reflecting the increase in volume associated with the purchase of the customer contracts from ESOI in June 2009, the startup of our new recycling facility at Barnwell, South Carolina in 2010 and the increase in steel production that began in the second quarter of 2009 and continued into 2010. According to data from the American Iron & Steel Institute, reported steel production for 2010 increased 27.5% from 2009.

Cost of sales (excluding depreciation and amortization).  Consolidated cost of sales increased $79.3 million, or 35.1%, to $305.5 million for 2010, compared to $226.2 million for 2009. The increase includes a $45.9 million increase in cost of sales for Horsehead and $33.4 million in cost of sales related to INMETCO. Cost of sales for 2010 also includes a benefit from business interruption and property damage insurance recoveries totaling $19.3 million partially offset by additional costs of repairs and clean-up totaling $6.8 million relating to the explosion at our Monaca refinery. As a percentage of consolidated net sales, consolidated cost of sales was 79.9% for 2010, compared to 104.4% for 2009.

Cost of sales related to Horsehead, excluding the additional costs and insurance recoveries associated with the explosion, increased $58.3 million, or 25.8%, to $284.5 million for 2010, compared to $226.2 million for 2009. As a percentage of net sales related to Horsehead excluding the additional insurance and explosion related items, cost of sales was 86.7% for 2010, compared to 104.4% for 2009. The change in percentage reflects the net effect of changes in the average LME zinc prices on our net sales and cost of sales. Changes in the average LME zinc price are restricted to the purchased feed component of our cost of sales; therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales. The change in percentage also reflects the effect of increased production on our cost per ton.

The cost of zinc material and other products sold increased $49.7 million, or 23.6% to $267.3 million for 2010, compared to $210.6 million for 2009. The increase was primarily the result of a net $27.5 million increase in shipment volume, a $29.9 million increase in the cost of products shipped and a $7.7 million decrease in recycling and other costs. The increases reflect higher feed costs and higher conversion costs for 2010 compared to 2009. Purchased feed costs increased by $17.8 million, reflecting both the higher LME average zinc price as well as a slightly increased cost of purchased feeds we pay expressed as a percentage of the LME average zinc price. The increase in our purchased feed costs also reflects a 11.0% increase in the number of tons of purchased feed consumed. The cost of zinc material and other products sold for 2010 included property and workers’ compensation insurance deductibles relating to the explosion at our zinc oxide refining facility in late July 2010. Our costs for 2009 include a $1.0 million write-down of certain machinery and equipment and supplies inventories primarily at our Beaumont, Texas recycling facility.

Our conversion costs were $30.8 million higher in 2010 than in 2009. The increase reflects a $18.2 million increase in energy costs, the majority of which resulted from an increase in the cost of coke, a $4.8 million increase in labor costs, a $5.8 million increase in maintenance and supplies costs and the startup of the new recycling facility in Barnwell, South Carolina. These increases were driven primarily by higher production levels for 2010 as compared to 2009 in response to the gradual economic recovery that began late in 2009 and continued into 2010.

The cost of EAF dust services increased $8.5 million, or 54.8%, to $24.0 million for 2010, compared to $15.5 million for 2009 primarily reflecting an increased volume of EAF dust received and an increase in transportation costs.

Depreciation and amortization.  Consolidated depreciation and amortization expense increased $2.6 million, or 16.5%, to $18.6 million for 2010, compared to $16.0 million for 2009. The increase reflects increased capital expenditures during the twelve months ended December 31, 2010.

Selling, general and administrative expenses.  Selling, general and administrative expenses increased $1.6 million to $18.7 million for 2010, compared to $17.1 million for 2009. Horsehead related costs decreased $1.2 million reflecting primarily a decrease in bad debt expense of $1.6 million and a decrease in legal and professional services of $1.4 million partially offset by an increase in labor and benefit costs of $1.4 million. The decrease in bad debt expense reflects higher bad debt write-offs in 2009 coupled with bad debt recoveries in 2010. The decrease in legal and professional fees reflects legal and professional fees of approximately $1.0 million included in 2009 expenses relating to acquisition activity in 2009. Selling, general and administrative expenses relating to INMETCO were $2.8 million.

Interest expense.  Interest expense decreased $1.1 million to $1.2 million for 2010, compared to $2.3 million for 2009. The decrease largely reflects a $1.5 million reduction in expenses related to the credit facility we cancelled in December, 2009, partially offset by a $0.5 million increase in accretion expense associated with the liability we incurred to purchase the ESOI EAF dust contracts in June of 2009.

Income tax provision (benefit).  Our income tax provision was $14.4 million for 2010, compared to a benefit of $(16.7) million for 2009. Our effective tax rates for 2010 and 2009 were 36.8% and 37.8% respectively.

Net income.  For the reasons stated above, our net income was $24.8 million for 2010, compared to a net loss of ($27.5) million for 2009.

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

Liquidity and Capital Resources

We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $26.4 million related to the following three items. The first is the New Markets Tax Credit (“NMTC”), the second is the financial assurance associated with the ESOI customer contracts purchased by us and the third is the collateral for our letters of credit, all of which are described below. The portion that is unrestricted is available to satisfy our liquidity and capital requirements. We believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We believe we could obtain a new credit facility and reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report including the impact on our operating results of the explosion that occurred in July 2010 at our Monaca, Pennsylvania facility.

Year Ended December 31, 2010

Our balance of cash and cash equivalents at December 31, 2010, excluding $26.4 million of restricted cash, was $109.6 million, a $14.1 million increase from the December 31, 2009 balance of $95.5 million. Cash and cash equivalents are held in three U.S. banks. In 2009 we invested in certificates of deposit and other short term investments. The funds invested in certificates of deposit on December 31, 2009 matured in January 2010 and were invested in a money market demand account and subsequently transferred to our cash account. We re-invested

$25.0 million in a money market demand account in October 2010. The funds we had invested in the government money market fund on December 31, 2009 matured in January 2010.

Cash Flows from Operating Activities

Our operations provided a net $57.3 million in cash in 2010, reflecting the gradual improvement in the overall economy as well as the generally higher LME average prices of zinc and nickel during the period. The improving economy and the higher LME average prices for zinc and nickel also contributed to the increase in accounts receivable and inventory during the period.

Our investment in working capital was $170.1 million at December 31, 2010 and $143.5 million at December 31, 2009. The increase includes $19.3 million in undisputed claims for business interruption and property damage insurance relating to the explosion at our refinery in Monaca, PA. We received cash payments of $11.0 million in 2010 relating to the claims with the remaining $8.3 million included in our accounts receivable balance. The increase in our accounts receivable also reflects higher sales volumes resulting from the strengthening economy and the higher LME average zinc price. The increase in our inventories primarily reflects cost and volume increases associated with our raw materials, work in process and zinc products finished goods inventories. The decrease in our prepaid expenses and other current assets reflects the receipt of an $18.9 million federal tax refund and an unfavorable, non-cash fair value adjustment of $2.9 million on our zinc put options partially offset by an $11.8 million income tax refund receivable for 2010. We entered into put option contracts in 2009 and 2010 to protect our cash flows from declines in the LME price of zinc. The options settle monthly. In 2010, we were entitled to receive the amount, if any, by which the option strike price, set at $0.65 per pound, exceeded the average LME price of zinc during the preceding month. During 2010, the average LME zinc price exceeded the strike price; consequently, the options settled with no payment due to us.

The post closing adjustments associated with our purchase of INMETCO in December 2009 reduced working capital by $0.9 million during the first quarter of 2010.

Cash Flows from Investing Activities

Capital expenditures were $44.7 million for 2010, of which $24.0 million related to the construction of the two kilns in Barnwell, South Carolina. The first kiln commenced operation in mid-April of 2010 and the second kiln commenced operation in late September of 2010. In December, funds totaling $4.9 million were released from escrow in accordance with the provisions of the NMTC program related to the financing and development of the Barnwell site. The arrangement provided $5.9 million of NMTC funds to be used for completion of the development of the project site and construction of buildings and other real property. The funds and the accrued interest thereon are being held in escrow and are being released as the project is completed.

We funded our capital expenditures with cash on hand. Additionally, we made payments totaling $4.6 million representing the remaining purchase price of INMETCO.

Cash Flows from Financing Activities

Cash flows from financing activities include proceeds of $1.2 million from the exercise of 102,596 stock options in the fourth quarter of 2010.

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

On June 4, 2009 and again on June 30, 2009, we amended our financing agreement. The June 4, 2009 amendment enabled us to participate in the NMTC to help us fund our expansion project in Barnwell, South Carolina. The June 4, 2009 amendment also increased our borrowing costs and increased the threshold below which we would be required to comply with certain financial covenants under our revolving credit facility (the “Revolver”). The June 30, 2009 amendment primarily reduced the amount of borrowing available to us under the Revolver by $30.0 million, from $75.0 million to $45.0 million. In July 2009, we requested an advance on our Revolver which was not honored by the agent, resulting in the lender being in default under our financing agreement. The default was cured shortly afterward. On November 1, 2009, the lender voluntarily filed a prepackaged plan of reorganization with the U.S. Bankruptcy Court for the Southern District of New York. On December 11, 2009 we terminated the financing agreement, which was scheduled to expire on July 15, 2010. We expect the termination to reduce our financing costs in 2010 by approximately $0.2 million in unused line of credit fees and collateral management fees. We believe that we currently have adequate liquidity based on our expected cash flow and our cash on-hand and will be able to obtain a new financing agreement with a revolving credit facility, if necessary.

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2010:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)

Long-term debt obligations (excluding interest)	$0.3	$—	$—	$—	$0.3
Purchase obligations	17.0	17.0	—	—	—
Operating lease obligations	16.7	4.7	6.2	4.0	1.8
Executive compensation	1.3	1.3	—	—	—
Other long-term liabilities	15.6	1.0	2.2	2.2	10.2

Total	$50.9	$24.0	$8.4	$6.2	$12.3

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases and letters of credit. As of December 31, 2010, we had letters of credit outstanding in the amount of $20.4 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are covered by $21.4 million in restricted cash.

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

In the ordinary course of our business, we are exposed to potential losses arising from changes in the prices of zinc, nickel, lead, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the prices of zinc, nickel and lead for 2011, 2010, 2009 and 2008.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to losses in the event of non-performance by the counter-parties to the derivative contracts discussed below, as well as any similar contracts we may enter into in future periods. Counter-parties are evaluated for creditworthiness and risk assessment both prior to our initiating contract activities and on an ongoing basis.

Commodity Price Risk

Our business consists principally of the sale of zinc and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market prices of zinc and nickel. While our finished products are generally priced based on a spread to the price of zinc or nickel on the LME, our revenues are impacted significantly by changes in the market prices of these metals. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.

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

In October of 2008, we sold the put options we purchased for 2009 primarily to reduce our exposure to credit risk with the counter-parties to these options. We received cash of $64.5 million on the sale resulting in a pre-tax gain of $50.3 million in 2008. The gain was recorded as an increase in our net sales. We subsequently replaced these options with similar options for 2009 having a strike price of $0.50 per pound for the same quantity of tons for a cost of approximately $10.5 million.

In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010. The cost of the options was $5.3 million and they had a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of our anticipated sales volume for 2010.

In 2010, we purchased put options for approximately 99,000 tons of zinc for 2011 having a strike price of $0.65 per pound. The purchases represent approximately 70% of our expected zinc production in 2011. We also sold put options for approximately 35,000 tons of zinc for 2011 having a strike price of $0.55 per pound. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The cost of the options purchased was $3.0 million and the cost of the options sold was $0.2 million. The options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

As of December 31, 2010, we were party to a contract for the purchase and delivery of the coal requirements for the power plant in Monaca through 2011. We were party to a similar contract for 2009 and 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of December 31, 2010, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited our financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. Please see “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited Horsehead Holding Corp. (a Delaware Corporation) and Subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Horsehead Holding Corp. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2010 and 2009 of Horsehead Holding Corp. and Subsidiaries, and the related consolidated statements of operations, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Cleveland, Ohio
March 16, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

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

The information required by this item may be found in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2011 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

(a)(2) Financial Statement Schedule.

None

All remaining schedules have been omitted because they are not required or applicable or the information is included in the consolidated financial statements or notes thereto.

(a)(3) Exhibits. See Exhibit Index appearing on page E-1 for a list of exhibits filed with or incorporated by reference as a part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 16, 2011.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horsehead Holding Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2011 expressed an unqualified opinion.

/s/  GRANT THORNTON LLP

Cleveland, Ohio
March 16, 2011

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009
(Amounts in thousands, except per share amounts)

	2010	2009

ASSETS
Current assets
Cash and cash equivalents	$109,557	$95,480
Accounts receivable, net of allowance of $1,741 and $2,032 in 2010 and 2009, respectively	53,075	40,652
Inventories, net	50,855	39,908
Prepaid expenses and other current assets	16,178	25,195
Deferred income taxes	6,090	175

Total current assets	235,755	201,410
Property, plant and equipment, net	218,652	191,307
Other assets
Intangible assets	13,026	13,758
Restricted cash	26,399	31,536
Deferred income taxes	1,984	—
Deposits and other	320	251

Total other assets	41,729	45,545

Total assets	$496,136	$438,262

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$58
Accounts payable	39,374	32,313
Accrued expenses	26,261	25,584

Total current liabilities	65,635	57,955
Long-term debt, less current maturities	255	255
Other long-term liabilities	17,501	18,865
Deferred income taxes	39,735	15,770
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares with voting rights authorized; 43,468 and 43,334 shares issued and outstanding in 2010 and 2009, respectively	434	433
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	214,406	211,517
Retained earnings	153,765	128,995

Total stockholders’ equity before noncontrolling interest	368,605	340,945

Noncontrolling interest	4,405	4,472

Total stockholders’ equity	373,010	345,417

Total liabilities and stockholders’ equity	$496,136	$438,262

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands, except per share amounts)

	2010	2009	2008

Net sales of zinc material and other goods	$288,796	$183,949	$396,810
Net sales of nickel-based material and other services	54,162	—	—
EAF dust service fees	39,404	32,581	49,111

Net sales	382,362	216,530	445,921
Cost of sales of zinc material and other goods	267,283	210,642	339,726
Cost of sales of nickel-based material and other services	33,466	—	—
Cost of EAF dust services	24,040	15,529	13,522
Insurance claim income	(19,267)	—	—

Cost of sales (excluding depreciation and amortization)	305,522	226,171	353,248
Depreciation and amortization	18,612	15,982	12,797
Selling, general and administrative expenses	18,672	17,080	18,184

Total costs and expenses	342,806	259,233	384,229
Income (loss) from operations	39,556	(42,703)	61,692
Other income (expense)
Interest expense	(1,226)	(2,340)	(1,474)
Interest and other income	849	883	1,871

	(377)	(1,457)	397
Income (loss) before income taxes	39,179	(44,160)	62,089
Income tax provision (benefit)	14,409	(16,689)	22,647

NET INCOME(LOSS)	$24,770	$(27,471)	$39,442

Earnings (loss) per common share:
Basic	$0.57	$(0.73)	$1.12
Diluted	$0.57	$(0.73)	$1.12
Weighted average shares outstanding:
Basic	43,353	37,604	35,089
Diluted	43,668	37,604	35,287

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

				Retained
			Additional	Earnings
	Common Stock		Paid-In	(Accumulated	Noncontrolling
	Shares	Amount	Capital	Deficit)	Interest	Total

Balance at January 1, 2008	34,775	$348	$124,682	$117,024	—	$242,054
Stock option exercise	478	4	1,000	—	—	1,004
Stock compensation expense	—	—	1,739	—	—	1,739
Excess tax benefit of stock option exercise	—	—	2,320	—	—	2,320
Net income	—	—	—	39,442	—	39,442

Balance at December 31, 2008	35,253	352	129,741	156,466	—	286,559
Restricted stock vesting	19	1	(1)	—	—	—
Stock option exercise	12	—	12	—	—	12
Equity offering	8,050	80	79,705	—	—	79,785
Stock compensation expense	—	—	2,153	—	—	2,153
Contribution by noncontrolling interest	—	—	—	—	4,472	4,472
Reduction of tax benefit of equity award exercise	—	—	(93)	—	—	(93)
Net loss	—	—	—	(27,471)	—	(27,471)

Balance at December 31, 2009	43,334	433	211,517	128,995	4,472	345,417
Restricted stock vesting	31	1	(1)	—	—	—
Stock option exercise	103	—	1,183	—	—	1,183
Stock compensation expense	—	—	1,860	—	—	1,860
Distribution by noncontrolling interest	—	—	—	—	(67)	(67)
Reduction of tax benefit of equity award exercise	—	—	(153)	—	—	(153)
Net income	—	—	—	24,770	—	24,770

Balance at December 31, 2010	43,468	$434	$214,406	$153,765	$4,405	$373,010

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008
(Amounts in thousands)

	2010	2009	2008

Cash Flows from Operating Activities:
Net income (loss)	$24,770	$(27,471)	$39,442
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	18,612	16,981	13,463
Deferred income tax provision	16,026	9,486	770
Accretion on ESOI liabilities	905	366	—
Losses on write down or disposal of assets	203	1,153	665
Losses (gains) on derivative financial instruments	3,686	11,997	(8,746)
Lower of cost or market adjustment to inventories	—	—	8,994
Non-cash compensation expense	1,860	2,153	1,739
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(12,616)	(1,152)	21,027
(Increase) decrease in inventories, net	(11,551)	13,760	13,715
Decrease (increase) in prepaid expenses and other current assets	5,322	(24,827)	8,180
(Increase) decrease in other assets	(87)	(49)	83
Increase (decrease) in accounts payable	7,019	(6,308)	(2,173)
Increase (decrease) increase in accrued expenses	5,427	(2,634)	(833)
(Decrease) in other non-current liabilities	(2,270)	(188)	(2,319)

Net cash provided by (used in) operating activities	57,306	(6,733)	94,007
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(44,704)	(37,151)	(50,671)
Purchase of INMETCO, net of cash	(4,567)	(33,237)	—
Purchase of intangibles	—	(3,000)	—
Decrease (increase) in restricted cash	5,137	(31,536)	—

Net cash used in investing activities	(44,134)	(104,924)	(50,671)
Cash Flows from Financing Activities:
Proceeds from equity offering, net of expenses	—	79,785	—
Proceeds from exercise of warrants and options	1,183	12	1,004
(Distributions to) proceeds from noncontrolling interest equity holders	(67)	4,472	—
Tax effect of share based compensation award exercise and vesting	(153)	(93)	2,320
Proceeds from issuance of notes payable	—	255	—
Payments on notes payable and long-term debt	(58)	(62)	(61)

Net cash provided by financing activities	905	84,369	3,263

Net increase (decrease) in cash and cash equivalents	14,077	(27,288)	46,599
Cash and cash equivalents at beginning of year	95,480	122,768	76,169

Cash and cash equivalents at end of year	$109,557	$95,480	$122,768

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009
and for the Years Ended December 31, 2010, 2009 and 2008
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

The Company is a producer of specialty zinc and nickel-based products sold primarily to customers throughout the United States of America. It is also the largest recycler of electric arc furnace dust in the United States and a leading U.S. recycler of hazardous and non-hazardous waste for the specialty steel industry. It also provides short-line railroad service for the movement of materials for both Horsehead Corporation and outside customers. The Company operates as two business segments.

NOTE B —	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying consolidated financial statements follows.

Principles of Consolidation

The consolidated financial statements include the accounts of Horsehead and its wholly-owned subsidiaries, Horsehead Corporation (“HC”), Chestnut Ridge Railroad Corp., Horsehead Zinc Recycling, LLC, Horsehead Metals Development, LLC, Horsehead Materials Recycling, LLC and The International Metals Reclamation Company, Inc. (“INMETCO”). Intercompany accounts and transactions have been eliminated in consolidation.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of net sales for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Zinc and nickel material goods	$305,371	$176,628	$380,685
Service fee revenue	65,113	32,581	49,111
Other	11,878	7,321	16,125

	$382,362	$216,530	$445,921

No customer exceeded 10% of consolidated net sales. However, our ten largest customers comprise 46% of our consolidated sales. Three customers comprise 83% of INMETCO’s net sales. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber, stainless steel and mini-mill markets.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In 2010 and in 2009, the Company wrote off $22 and $206, respectively, in uncollectable accounts and recovered $292 and $13, respectively, of previously written off balances. The provision for bad debt expense was ($484), $1,475 and $327 for 2010, 2009 and 2008, respectively. The accounts receivable balance at December 31, 2010 includes $8,267 from the Company’s insurance carrier relating to business interruption and property damage claims associated with the explosion at the Company’s Monaca, Pennsylvania facility in July of 2010. The accounts receivable balance at December 31, 2009 includes $742 from the Company’s hedge counter-parties resulting from the settlement of open positions, which was collected in January 2010.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company reviews the carrying value of its long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. There were no such events or circumstances during 2010 and 2008 and therefore no impairment write-downs were charged to operations. See Note F for a discussion of asset write-downs in 2009.

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

Stock-Based Compensation

The Company has a stock-based compensation plan and an equity incentive plan which are more fully described in Note R. Employee stock options granted on or after January 1, 2006 are expensed by the Company over

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the option vesting period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model.

Financial Instruments

The following methods are used to estimate the fair value of the Company’s financial instruments:

Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses approximate their fair value due to the short-term nature of these instruments. The money market demand account is considered to be in level 1 of the fair value hierarchy (see Note G).

The financial swap and financial option instruments are carried at fair value and are considered to be in level 2 of the fair value hierarchy. The Company recognizes changes in fair value within the consolidated statements of operations as they occur (see Note S).

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

Impairment

The Company reviews the carrying value of its intangible assets and long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. In the event the Company would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.

Supplemental Disclosure of Cash Flow Information

Cash paid for net interest in 2010, 2009 and 2008 approximated $70, $797 and $714, respectively. Cash paid for income taxes in 2010, 2009 and 2008 approximated $8,740, $753 and $19,281, respectively.

Reclassifications

Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to the 2010 presentation.

NOTE C —	EQUITY OFFERINGS AND STOCK REPURCHASE

On September 1, 2009, the SEC declared effective the Company’s registration statement on Form S-3 originally filed by the Company with the SEC on July 16, 2009. On September 16, 2009, the Company completed an underwritten public offering of 8,050 shares of its common stock, including 1,050 shares sold pursuant to the underwriter’s exercise of their over-allotment option to purchase additional shares. At the public offering price of $10.50 per share, the aggregate price of shares of common stock sold by the Company was $84,525. The net

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds realized by the Company from the offering, after accounting for $4,226 in underwriting discounts and commissions and $514 in expenses relating to the offering, were $79,785. The Company is using the net proceeds for general corporate purposes, which include capital expenditures, working capital, acquisitions and investments. Pending these uses, the net proceeds may also be temporarily invested in short- and medium-term securities.

NOTE D —	ACQUISITION OF BUSINESS

On December 31, 2009, the Company purchased all of the issued and outstanding capital stock of INMETCO, from Vale Inco Americas Inc. The Company estimated it would pay cash of $38,802, of which $33,237, net of cash acquired, was paid at closing. The final purchase price, after post-closing adjustments, was $38,567 and was settled in the first quarter of 2010. The difference between the estimated and the final purchase price is immaterial and is not reflected in the Company’s Consolidated Balance Sheet at December 31, 2009.

The purchase price was allocated as follows:

	Final at	Estimated at
	December 31, 2010	December 31, 2009

Cash	$763	$763
Accounts receivable	8,970	9,164
Inventories	6,190	6,794
Prepaid expenses and other current assets	500	489
Deferred income tax asset	672	672
Property, plant and equipment	35,175	34,469
Intangible assets	2,400	2,400
Other assets	54	54

Total identifiable assets purchased	54,724	54,805
Accounts payable	2,314	3,446
Accrued expenses and other current liabilities	1,895	650
Deferred income tax liability	10,421	10,380
Other long-term liabilities	1,527	1,527

Total liabilities assumed	16,157	16,003

Net assets purchased	38,567	38,802

Purchase price	$38,567	$38,802

NOTE E —	NEW MARKETS TAX CREDIT PROGRAM FINANCING

On June 8, 2009, the Company completed a financing arrangement under the New Markets Tax Credit (“NMTC”) program to help fund its expansion project in Barnwell, South Carolina. The arrangement provides $5,925 of NMTC funds to be used for completion of the development of the project site and construction of buildings and other real property. The funds and the accrued interest thereon are being held in escrow and will be released upon completion of the aforementioned project site development. The funds are recorded as “Restricted cash” on the consolidated balance sheets of the Company as of December 31, 2010 and 2009. In December 2010, funds totaling $4,925 were released from escrow in accordance with the provisions of the program. A portion of the funds are in the form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are consolidated in the Company’s consolidated balance sheets as of December 31, 2010 and 2009 and do not share in the earnings and losses of the Company, however, they are entitled to guaranteed payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in “Other long-term liabilities” on the consolidated balance sheets of the Company as of December 31, 2010 and 2009. The Company incurred $838 in equity issuance costs which were deducted from the equity proceeds, leaving net proceeds of $4,472 as a non-controlling interest in the Company’s Stockholders’ equity section of the consolidated balance sheet as of December 31, 2009. The first guaranteed payment was made in January 2010, reducing the balance of the non-controlling interest to $4,405 at December 31, 2010. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in “Long-term debt, less current maturities” on the consolidated balance sheets of the Company as of December 31, 2010 and 2009.

NOTE F —	ASSET WRITE-DOWNS AND DISPOSALS

In 2009, the Company wrote-down to net realizable value certain machinery and equipment and supplies inventories by $1,056 primarily related to its Beaumont, Texas recycling facility. The write-down resulted in a reduction of $1,349 in the cost and $628 in the accumulated depreciation of the Company’s machinery and equipment and $335 in its supplies inventories. In the third quarter of 2009, the Company made a decision to proceed with the completion of the construction of its Barnwell, South Carolina recycling facility and started both kilns in 2010. The Waelz kiln process that will be used at the Barnwell facility is a lower cost process than the process that was used at the Beaumont facility, therefore, management does not intend to use the higher cost capacity at the Beaumont facility. The total amount of the write-down is included in “Cost of sales of zinc material and other goods (excluding depreciation)” on the consolidated statement of operations.

The Company incurred a loss of $203 in the fourth quarter of 2010 and a loss of $97 in the fourth quarter of 2009 on the disposal of machinery and equipment. The cost and accumulated depreciation of the assets disposed were $341 and $138 in 2010 and $270 and $173 in 2009. The losses are recorded in “Interest and other income” on the consolidated statement of operations.

NOTE G —	CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2010 and 2009.

	2010	2009

Cash in bank	$84,549	$10,358
Government money market funds	—	35,000
Money market demand account	25,008	30,075
Certificates of deposit	—	20,047

	$109,557	$95,480

The Company’s cash in bank balance is held in three U.S. banks at December 31, 2010 and was concentrated in two U.S. banks in 2009. The Company purchased government money market funds and certificates of deposit to mitigate the risk associated with this level of concentration in 2009.

The government money market funds invested only in US Treasury bills, notes and other obligations guaranteed by the US Treasury, and its goal was to provide high levels of current income, liquidity and stability of principal. The fund did not invest in repurchase agreements.

The money market demand accounts carried interest rates of 0.40% and 1.25% at December 31, 2010 and 2009, respectively. The certificates of deposit had a four week maturity and an interest rate of 0.4%. They were purchased through the Certificate of Deposit Account Registration Service (“CDARS”). CDARS allows a depositor to keep large deposits federally insured by investing in certificates of deposit in amounts covered by the FDIC. Under the program the depositor invests one amount with a financial institution participating in the CDARS

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

program. That financial institution purchases certificates of deposit from other participating financial institutions in amounts covered by the FDIC. The balances approximate fair value.

NOTE H —	INVENTORIES

Inventories consisted of the following at December 31, 2010 and 2009:

	2010	2009

Raw materials	$13,202	$10,413
Work-in-process	7,289	1,471
Finished goods	17,486	13,939
Supplies and spare parts	12,878	14,085

	$50,855	$39,908

Inventories are net of reserves for slow moving inventory of $2,546 and $2,971 at December 31, 2010 and 2009, respectively. The provisions for slow-moving inventory were $ (425), $84 and $1,309 for 2010, 2009 and 2008, respectively. The significant and rapid decline of the average LME price of zinc in 2008, particularly in the fourth quarter, resulted in the company recording LCM adjustments of $1,272 and $7,722 to its raw materials and finished goods inventories in 2008 and $2,822 to its finished goods inventory in the first quarter of 2009. No LCM adjustment was recorded in 2010.

NOTE I —	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following at December 31, 2010 and 2009.

	2010	2009

Refundable income taxes	$11,762	$20,786
Prepaid hedge contracts	984	1,914
Other	3,432	2,495

	$16,178	$25,195

NOTE J —	PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2010 and 2009:

	2010	2009

Land and land improvements	$18,412	$11,110
Buildings and building improvements	38,614	27,734
Machinery and equipment	229,768	169,296
Construction in progress	8,326	41,906

	295,120	250,046
Less accumulated depreciation	(76,468)	(58,739)

	$218,652	$191,307

Depreciation expense for 2010, 2009 and 2008 was $17,880, $15,637 and $12,797, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE K —	INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2010 and 2009.

	2010	2009

Customer contracts	$10,915	$10,915
Customer relationships	1,400	1,400
Non-compete agreement	789	789
Trademark	600	600
Technology	400	400

	14,104	14,104
Less accumulated amortization	(1,078)	(346)

	$13,026	$13,758

The intangible assets are being amortized on a straight-line basis over their useful lives, which are twenty years for the customer contracts, customer relationships and the trademark, seventeen years for the non-compete agreement and ten years for the technology asset. The Company amortized $732 and $346 in 2010 and 2009, respectively and will amortize approximately $732 each year thereafter.

NOTE L —	RESTRICTED CASH

Restricted cash is related to the following at December 31, 2010 and 2009.

	2010	2009

Letters of credit	$21,379	$21,602
ESOI deferred purchase price obligation	3,997	4,000
NMTC	1,023	5,934

	$26,399	$31,536

The restricted cash relating to our letters of credit and the ESOI deferred purchase price obligation are held in third-party managed trust accounts and are invested in money market and other liquid investment accounts. The restricted cash relating to the NMTC is held in escrow in an interest bearing checking account. See Note E.

NOTE M —	NOTES PAYABLE AND LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2010 and 2009:

	2010	2009

Loan payable	$255	$255
Note payable to Beaver County Corporation for Economic Development	—	58

	255	313
Less portion currently payable	—	(58)

	$255	$255

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The loan was a five year note with principal and interest payments due monthly through October 2010. Interest was charged at 3.125% per annum. The loan required the company to maintain a minimum number of employees at the Monaca location.

In 2009, the Company’s credit facility consisted of a $75,000 revolving credit facility (“Revolver”) including a letter of credit sub-line of $35,000 under the terms of a Financing Agreement with CIT Group/Business Credit, Inc. The Revolver required a lock-box arrangement, which provided for all receipts to be swept daily to reduce borrowings outstanding under the credit facility and contained a subjective acceleration clause in the revolving credit facility. Accordingly, any outstanding borrowings under the Revolver were classified as a current liability.

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

On June 4, 2009 and again on June 30, 2009, the Company amended its Financing Agreement. The June 4, 2009 amendment enabled the Company to participate in the NMTC program to help fund the Company’s expansion project in Barnwell, South Carolina. It also provided for amendments to certain terms of the Financing Agreement, the most significant of which increased the two interest rate margins applicable to amounts outstanding under the Revolver from 2.50% to 4.00% for LIBOR loans and from 0.25% to 3.00% for prime rate loans; increased the fee rate applicable to undrawn letters of credit from 2.50% to 4.00%; established a minimum rate for LIBOR loans equal to 1.75% and increased the unused line of credit fee rate from 0.375% to 0.75%. It also increased the threshold below which the Company would be required to comply with certain financial covenants under the Revolver from net availability for any ten consecutive days of $5,000 to $12,500. Below this threshold, the Company was to comply with the consolidated senior leverage ratio, consolidated fixed charge coverage ratio and consolidated EBIDTA maintenance covenants in the Financing Agreement. The June 30, 2009 amendment primarily reduced the amount of borrowing available to the Company under the Revolver by $30,000, from $75,000 to $45,000. The Revolver was originally scheduled to expire in 2010 but was cancelled in December 2009. As a result, amortization of the costs associated with the credit facility were written off in 2009. Amortization was $999 in 2009 and $666 in 2008 and is included in interest expense in the accompanying consolidated statements of operations.

At December 31, 2010 and 2009, the Company had $20,360 and $20,574, respectively, of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s three facilities in Pennsylvania. The Company provided cash as collateral for the letters of credit, see Note L.

Aggregate future maturities of long-term debt are as follows:

Year Ending December 31,

2016	$255

$255

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE N —	ACCRUED EXPENSES

Accrued expenses at December 31, 2010 and December 31, 2009 consisted of the following:

	2010	2009

Employee related costs	$8,877	$6,722
EAF dust processing reserve	4,826	3,564
Accrued INMETCO purchase price (see Note D)	—	4,802
Workers Compensation insurance claim liabilities (see Note P)	2,400	2,400
Unearned tolling revenue	1,872	1,173
Other	8,286	6,923

	$26,261	$25,584

NOTE O —	INCOME TAXES

The components of income tax provision (benefit) for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008

Current provision (benefit):
Federal	$(2,815)	$(25,189)	$18,994
State and local	1,369	(986)	2,883

	(1,446)	(26,175)	21,877
Deferred provision (benefit):
Federal	17,907	10,584	892
State and local	(2,052)	(1,098)	(122)

	15,855	9,486	770

Income tax provision (benefit)	$14,409	$(16,689)	$22,647

The reconciliation between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

	2010	2009	2008

Income taxes at statutory rate	$13,713	$(15,456)	$21,731
State and local income taxes, net of federal tax effect	(444)	(1,354)	1,794
Domestic production activity deduction	197	571	(1,002)
Other	943	(450)	124

Income tax provision (benefit)	$14,409	$(16,689)	$22,647

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of the Company’s net deferred tax asset (liability) at December 31, 2010 and 2009 are as follows:

	2010	2009

Deferred tax assets:
Accrued fringe benefits	$677	$564
Prepaid hedge contracts	667	1,240
Stock compensation	2,243	1,878
State tax credits	2,180	—
State net operating loss carryforward	859	1,293
Inventory	3,505	1,241
Accrued workers compensation	—	1,038
Other	4,656	4,192
Total deferred tax assets	14,787	11,446
Deferred tax liabilities:
Property, plant and equipment	(44,174)	(21,122)
INMETCO purchase price adjustment	—	(5,001)
Intangible assets	(889)	—
Other	(1,189)	(918)

Total deferred tax liabilities	(46,252)	(27,041)

Gross deferred tax liability	(31,465)	(15,595)
Valuation reserve	(196)	—

Net deferred tax liability	$(31,661)	$(15,595)

The above deferred tax assets and liabilities at December 31, 2010 and 2009 have been included in the Company’s consolidated balance sheets as follows:

	2010	2009

Current deferred tax asset	$6,090	$672
Current deferred tax (liability)	—	(497)

Net current deferred tax asset	6,090	175

Non-current deferred tax asset	1,984	—
Non-current deferred tax (liability)	(39,735)	(15,770)

Net non-current deferred tax (liability)	(37,751)	(15,770)

Net deferred tax asset (liability)	$(31,661)	$(15,595)

The tax rates for 2010 and 2009 were 36.8% and 37.8%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination generally range from 2007 through 2010.

The Company generated tax net operating losses as a result of increased capital expenditure incentives enacted during 2010. The Company intends to carry back its U.S. net operating loss to prior tax years, however state jurisdictions require net operating losses to be carried forward. As of December 31, 2010 and 2009, the Company

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had state net operating loss carryforward benefits of $859 and $1,293 which will begin to expire in 2021. The Company had state investment tax credit benefits of $2,180 that will expire between 2021 and 2026. The Company recorded a $196 valuation allowance as it is more likely that not that the credits will not be fully realized.

The Company had no unrecognized tax benefits as of December 31, 2010 and 2009, respectively.

NOTE P —	OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2010 and 2009:

	2010	2009

Environmental obligations	$2,141	$2,013
Insurance claim liabilities	6,628	7,747
Asset retirement obligations	2,861	2,678
Deferred purchase price obligation	5,374	5,869
Other	497	558

	$17,501	$18,865

Environmental obligations

Upon the acquisition of the operating assets and the assumption of certain liabilities of Horsehead Industries, Inc. in 2003(see Note A), the Company assumed certain liabilities related to environmental issues cited in a 1995 Consent Decree (the “Consent Decree”) between Horsehead Industries, Inc. and the United States Environmental Protection Agency (“EPA”) and the Pennsylvania Department of Environmental Protection. The Consent Decree calls for, among other things, the removal of certain materials containing lead from the Company’s Palmerton, Pennsylvania facility and the construction of a storage building for calcine feed materials at the Palmerton facility. The removal of the lead containing material was completed in 2008. The environmental obligation related to the storage building was recorded based on the estimated undiscounted costs required to achieve compliance with the Consent Decree and totaled $1,457 at December 31, 2010 and 2009.

Environmental obligations also include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a 30 year period of post-closure care. Based on the company’s annual review of the estimated annual costs required for the care specified under the permit, the liability was adjusted in 2010 and 2009 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,554 in 2010 and $1,320 in 2009 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2010 totaled $728, of which $44 is recorded as a current liability. The liability was $600 at December 31, 2009, of which $45 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $2,400 of workers’ compensation claims will be paid in 2011 (see Note N).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Asset retirement obligations

The Company currently recognizes a liability for the present value of future asset retirement obligations if a reasonable estimate of the fair value of that liability can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

Three such assets and related liabilities exist. One is for the environmental remediation upon ultimate closure of the Ellwood City facility. The original long lived asset cost was determined to be $744 and is being amortized and accreted over a 20 year period. The second is for the ultimate closure of the Monaca facility’s fully permitted landfill. The original long lived asset cost was determined to be $632 and is being amortized and accreted over an 18 year period. The third relates to the permitted storage units at the Palmerton facility. Its original cost was valued at $206 and is being amortized and accreted over a 25 year period. The related depreciation expense for 2010, 2009 and 2008 associated with the capitalized costs was $55, $43 and $48, respectively, and the related expense (which is included in interest expense) associated with accreting the liability for 2010, 2009 and 2008 was $183, $103 and $95, respectively.

Deferred asset purchase price obligations

The Company is paying a portion of the purchase price of ESOI’s EAF dust collection business in a series of annual fixed and quarterly variable payments through 2025. The Company was required to provide security in the amount of $4,000 for the fixed portion of the payments until December 31, 2010. In 2009, the Company paid $4,000 into an escrow account to satisfy the requirement. See Note L. The amount of the security was reduced to $2,500 in January 2011. The payments have been discounted using rates of approximately 11.8% and 16.0% for the fixed and variable payments, respectively. The discount rates were determined based on the average yield on comparable corporate bonds and the industry weighted average cost of capital. At December 31, 2010 and 2009, the net present value of the payments were approximately $6,780 and $7,560, respectively, of which $1,406 is recorded as a current liability at December 31, 2010 and $1,691 is recorded as a current liability at December 31, 2009.

NOTE Q —	EMPLOYEE BENEFIT PLANS

The Company maintains two defined contribution 401(k) plans that cover substantially all of its employees. All Horsehead and INMETCO salaried employees and INMETCO hourly employees are automatically enrolled at 4% of their pay upon date of hire. Effective October 1, 2009, the Company amended the eligibility requirements in the plan covering the Horsehead Corporation hourly employees. Under the amendment, hourly employees are eligible to enroll ninety days after their date of hire. Employees may make elective deferral contributions to the plans subject to certain plan and statutory limitations. The Company makes all contributions to the plans on behalf of each employee who has achieved one year of service.

Under the plans covering the salaried employees and the INMETCO hourly employees, the Company contributes 3% of an employee’s total compensation and also matches 50% up to the first 4% of an employee’s deferral contribution based on total compensation. The provisions for all contributions to the plan for 2010, 2009 and 2008 were approximately $956, $601 and $695, respectively.

In 2010, 2009 and 2008, the Company made contributions and matching contributions to the plans covering the Horsehead Corporation hourly employees in accordance with the provisions of the various basic labor agreements. The provisions for all contributions for 2010, 2009 and 2008 were approximately $1,381, $1,361 and $1,383 respectively.

NOTE R —	STOCK-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (the “2004 Plan”) with subsequent amendments in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

authorized and reserved for issuance under the 2004 Plan. Options granted under the 2004 Plan are non-qualified stock options within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended. The 2004 Plan is administered by a committee designed by the Board of Directors of the Company which makes all determinations relating to the 2004 Plan including, but not limited to, those individuals who shall be granted options, the date each option shall vest and become exercisable, the number of shares to be subject to each option, and the option price. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in 2007 that resulted from an equity offering and stock repurchase. The options may be exercised at any time prior to September 15, 2014.

The following summarizes the activity under the 2004 Plan:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Options outstanding at January 1, 2007	1,035	$1.01-$7.39	$1.82
Exercised in 2007	394	$1.01-$7.39	$1.82

Options outstanding at December 31, 2007	641	$1.01-$7.39	$1.82
Exercised in 2008	478	$1.01-$7.39	$2.10

Options outstanding at December 31, 2008	163	$1.01	$1.01
Exercised in 2009	12	$1.01	$1.01

Options outstanding at December 31, 2009	151	$1.01	$1.01
Exercised in 2010	13	$1.01	$1.01

Options outstanding at December 31, 2010	138	$1.01	$1.01

The aggregate intrinsic value at December 31, 2010 of the options outstanding under the 2004 Plan was $1,660.

At December 31, 2010, the outstanding options under the 2004 Plan had 3.70 years of remaining life.

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

The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years, no expected dividends and a forfeiture rate of zero. The related compensation expense for 2010, 2009 and 2008 was $915, $1,291 and $1,338, respectively. Unrecognized compensation expense as of December 31, 2010, 2009 and 2008 was $1,274, $2,711 and $4,095, respectively. As of December 31, 2010, 504 options were vested and fully exercisable.

The following summarizes the option activity under the 2006 Plan:

			Weighted
		Range of	Average
	Number of	Exercise	Exercise
	Shares	Price	Price

Options granted on January 16, 2007	1,085	$13.00	$13.00
Cancelled in 2007	5	13.00	13.00

Options outstanding at December 31, 2007	1,080	13.00	13.00
Cancelled in 2008	10	13.00	13.00

Options outstanding at December 31, 2008	1,070	$13.00	$13.00
Cancelled in 2009	25	13.00	13.00

Options outstanding at December 31, 2009	1,045	$13.00	$13.00
Cancelled in 2010	116	13.00	13.00
Exercised in 2010	90	13.00	13.00

Options outstanding at December 31, 2010	839	$13.00	$13.00

The aggregate intrinsic value at December 31, 2010 of the options outstanding under the 2006 Plan was $34. At December 31, 2010, each option had 6.04 years of remaining contractual life.

In 2007, the Company issued a total of 14 shares of restricted stock under the 2006 Plan to the four non-employee directors on the Board. In 2008, all of the shares became fully vested. The related compensation expense for 2008 and 2007 was $122 and $123, respectively.

In 2010 and 2009, the Company granted a total of 208 and 322 restricted stock units at a per unit average grant date fair value of $9.92 and $4.98, respectively. The units vest over a five-year service period. In 2008, the Company granted a total of 266 restricted stock units at an average grant date fair value of $12.68 per unit. A portion of them vest over a three-to five-year service period. The remainder were to vest based upon the achievement of certain performance goals over a three-year period. The performance goals were not met and the associated restricted stock units expired on December 31, 2010. The Company assumed a forfeiture rate of zero in estimating compensation expense at the grant date. Upon vesting, the underlying stock will be issued for par value. In 2010, 33 restricted stock units vested having an intrinsic value of $436. In 2009, 19 restricted stock units vested having an intrinsic value of $224. The related compensation expense for 2010, 2009 and 2008 was $945, $862 and $279. Unrecognized compensation expense as of December 31, 2010, 2009 and 2008 was $2,873, $2,545 and $1,828. As of December 31, 2010, there were 540 restricted stock units outstanding having a remaining contractual life ranging from 0.25 years to 4.67 years.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE S —	ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the London Metal Exchange (“LME”). In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of December 31, 2010, the fixed portions of these contracts ranged from a monthly average of $0.54 to $0.79 per pound.

The Company entered into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead, nickel and zinc. For instance, the Company disposes of the lead co-product of its EAF dust recycling operation under a disposal agreement and the disposal costs are similarly affected by the LME lead price fluctuations. The fixed portion of the lead swap contracts as of December 31, 2010 was $1.15 per pound. The variable-to-fixed swap contracts for nickel and zinc had expired as of December 31, 2010.

The Company hedged approximately .7 tons of lead with variable-to-fixed future swap contracts and approximately .6 tons of zinc with fixed-to-variable future swap contracts at December 31, 2010, all of which settle at various dates up to and including December 31, 2011. The Company received cash of $509 and $3,787 from the settlement of such contracts for the years ended December 31, 2010 and 2009, respectively.

The Company purchased and sold put options for various quantities of zinc to act as a financial hedge and to lend stability to its revenue stream. In December 2007 and in early 2008, the Company purchased put options for approximately 90 tons of zinc each year for 2008 and 2009. At the time of the purchases, they represented approximately 60% of the Company’s anticipated sales volume for each year. The cost was $13,290 for the 2008 options and $14,216 for the 2009 options. The strike prices were $1.00 per pound for the 2008 options and $0.90 per pound for the 2009 options. In October of 2008, the Company sold the put options it purchased for 2009 primarily to reduce its exposure to credit risk with the counter-parties to these options. The Company received cash of $64,546 on the sale resulting in a pre-tax gain of $50,330 in 2008. The Company subsequently purchased similar options for 2009 having a lower strike price of $0.50 per pound for the same quantity of tons for a cost of approximately $10,472.

In 2009, the Company purchased put options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276. They have a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. In 2010, the Company purchased put options for 2011 having a strike price of $0.65 per pound for approximately 99 tons of zinc at a cost of $3,005. The Company also sold put options for 2011 having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provide that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged.

The options settle monthly on an average LME pricing basis. For the years ended December 31, 2010 and 2009, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	For the Year Ended December 31,
	2010	2009	2008

Gains (losses) included in net sales:
Put options	$(2,932)	$(11,385)	$68,772
Swaps	(530)	3,194	50

	(3,462)	(8,191)	68,822

Gains (losses) included in cost of sales:
Swaps	286	(20)	—

	$(3,176)	$(8,211)	$68,822

The fair value of the swap contracts and put options as of December 31, 2010 and 2009 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	December 31,
Description	2010	2009

Put options and swaps included in Prepaid expenses and other assets	$984	$1,914

Swaps included in Accrued expenses	$—	$20

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2010 and December 31, 2009, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses as counterparties highly rated financial institutions that meet certain requirements. The Company currently does not anticipate that any of the counterparties will default on their obligations. The Company does not require collateral and does not enter into master netting arrangements.

NOTE T —	CONTINGENCIES

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

The Company entered into a Consent Order and Agreement with the Pennsylvania Department of Environmental Protection, dated June 28, 2006, related to the resolution of fugitive emission violations at its Monaca facility. Pursuant to the terms of the Consent Order and Agreement, the Company is obligated to undertake corrective action. Additionally, the Company paid an initial civil penalty of $50 and was obligated to pay an additional $2.5 monthly, subject to extension or early termination. The consent order was renewed in June 2010, with an agreement that extended the payment of the monthly civil penalty to July 2011, increased the amount to $6.5 monthly and is subject to extension to July 2012.

NOTE U —	EARNINGS PER SHARE

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

The information used to compute basic and diluted earnings (loss) per share follows:

	2010	2009	2008

Basic earnings (loss) per share:
Net income (loss)	$24,770	$(27,471)	$39,442
Weighted average shares outstanding — basic	43,353	37,604	35,089
Basic earnings (loss) per share	$0.57	$(0.73)	$1.12

Diluted earnings (loss) per share:
Net income (loss)	$24,770	$(27,471)	$39,442
Weighted average shares outstanding — diluted	43,668	37,604	35,287
Diluted earnings (loss) per share	$0.57	$(0.73)	$1.12

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	43,353	37,604	35,089
Effect of dilutive securities:
Options	87	—	196
Restricted stock units	228	—	2

Weighted average shares outstanding — diluted	43,668	37,604	35,287

	Exercise
	price	2010	2009	2008

Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	839	1,045	1,070
Options	$1.01	—	151	—
Restricted stock units	—	—	462	57

Total		839	1,658	1,127

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE V —	COMMITMENTS

Operating Leases

The Company has operating leases for equipment and railroad cars which expire at various dates through December 2016. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2009 are as follows:

Years Ending December 31,	Amounts

2011	$4,704
2012	3,382
2013	2,778
2014	2,494
2015	1,535
Thereafter	1,828

$16,721

Rent expense for all operating leases for 2010, 2009 and 2008 approximated $4,583, $3,927 and $4,224 respectively.

Long Term Purchase Agreements

The Company has a coal supply agreement through 2011 for the coal requirements of its power plant located in Monaca, Pennsylvania. The agreement requires the Company to purchase 325 tons for 2011 resulting in purchase commitments of approximately $16,981 for 2011. The commitment is subject to adjustment in connection with the fuel surcharge and other provisions of the agreement. In 2010 and 2009, the Company purchased 390 tons and 281 tons, respectively, at a total cost, including fees and fuel surcharges, of $18,918 and $13,720, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE W —	SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,

2010
Sales	$96,299	$90,549	$98,538	$96,976
Cost of sales (excluding depreciation and amortization)	63,018	85,524	79,848	77,132
Depreciation and amortization	5,400	4,430	4,241	4,541
Net income (loss)	14,633	(2,353)	5,708	6,782
Earnings (loss) per common share:
Basic	$0.34	$(0.05)	$0.13	$0.16
Diluted	$0.33	$(0.05)	$0.13	$0.16
2009
Sales	$68,800	$60,310	$47,612	$39,808
Cost of sales (excluding depreciation)	60,450	56,404	53,922	55,395
Depreciation and amortization	5,026	3,743	3,653	3,560
Net income	216	(3,580)	(9,298)	(14,809)
Earnings per common share:
Basic	$0.00	$(0.10)	$(0.26)	$(0.42)
Diluted	$0.00	$(0.10)	$(0.26)	$(0.42)

	December 31,	September 30,	June 30,	March 31,

2009 Pro forma including INMETCO
Sales	$80,064	$71,285	$58,136	$46,048
Cost of sales (excluding depreciation and amortization)	69,521	64,879	62,487	62,921
Depreciation and amortization	5,026	3,743	3,653	3,560
Net income (loss)	$799	$(2,517)	$(8,554)	$(16,318)
Earnings (loss) per common share:
Basic	$0.02	$(0.07)	$(0.24)	$(0.46)
Diluted	$0.02	$(0.07)	$(0.24)	$(0.46)

NOTE X —	SEGMENT INFORMATION

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents information regarding the Company’s segment information as of December 31, 2010 and 2009:

	Horsehead
	Corporation	INMETCO	Other	Total

2010
Net sales	$329,139	$54,162	$(939)	$382,362
Depreciation and amortization	15,903	2,709	—	18,612
Income before tax	24,800	14,379	—	39,179

	Horsehead
	Corporation	INMETCO	Corporate and other	Total

2010
Property, plant and equipment	$184,726	$33,926	$—	$218,652
Capital expenditures	43,397	1,307	—	44,704

Total assets	$269,299	$68,138	$158,699	$496,136

2009
Property, plant and equipment	$156,838	$34,469	$—	$191,307

Total assets	$224,130	$54,805	$159,327	$438,262

NOTE Y —	PRO FORMA INFORMATION

The following pro forma information presents the financial results of the Company as if the acquisition of INMETCO had occurred on January 1, 2008. This pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2008, nor are they indicative of any future results. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of INMETCO to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, intangible assets and inventory had been applied on January 1, 2008, together with the resulting tax effects.

Pro forma consolidated results	2009	2008

Net sales	$255,533	$505,960
Net income (loss)	(26,590)	47,086
Basic earnings (loss) per share	$(0.71)	$1.34
Diluted earnings (loss) per share	$(0.71)	$1.33

NOTE Z —	MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY

On July 22, 2010, an explosion occurred at the Company’s Monaca, PA facility which resulted in the complete shutdown of the plant’s refinery operations. Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility has been redesigned and rebuilt. Production operations resumed late in 2010 as these repairs were completed. The Company is pursuing recovery of the cost of repairs, lost profit and other losses from its zinc oxide and refined metal production during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of December 31, 2010, the Company has incurred $16,399 in clean-up, repair and other costs associated with the explosion and has recorded $19,267 in recoveries from its insurance carriers relating to business interruption and property damage. The amount recorded represents the undisputed portion of the entire claim submitted. As of December 31, 2010, $11,000 of the recoveries were

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

received in cash and $8,267 of the recoveries were included in accounts receivable on the Company’s Consolidated Balance Sheet. The costs and insurance recoveries are summarized in the table below.

December 31, 2010

Cost of clean-up and repairs included in cost of sales of zinc material and other goods	$6,778
Business interruption insurance recovery	(14,276)
Property damage insurance recovery	(4,991)

Total insurance recovery to date	(19,267)

Income related to insurance recovery included in cost of sales (excluding depreciation and amortization)	(12,489)

Selling, general and administrative expenses	234

Income related to insurance recovery to date — net	$(12,255)

Costs included in finished goods inventories	790
Costs capitalized	8,597
Insurance proceeds receivable included in accounts receivable	$8,267

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Stock Purchase Agreement dated as of December 1, 2009 among the Registrant, Vale Inco Americas Inc, and Vale Inco Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on December 4, 2009)
3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.1	Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†
10.2	Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.3	Second Amended and Restated Horsehead Holding Corp. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.4	Form of Option Agreement issued under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.5	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.6	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†
10.7	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.8	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†
10.9	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.10	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†
10.11	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc., PNC Bank National Association and certain lenders party thereto (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.12	Amendment No. 1 to CIT Financing Agreement dated as of October 21, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.13	Amendment No. 2 to CIT Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

E-1

Exhibit
Number	Description of Document

10.14	Amendment No. 3 to CIT Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.15	Amendment No. 4 to CIT Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.16	Amendment No. 5 to CIT Financing Agreement dated as of December 14, 2007 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2008)
10.17	Consent and Amendment, dated as of June 4, 2009, between Horsehead Corporation, Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009)
10.18	Amendment No. 6 to CIT Financing Agreement dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2009)
10.19	Letter agreement, dated as of December 11, 2009, between Horsehead Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2009)
10.20	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., CML I, LLC (as successor by assignment to Contrarian Service Company, LLC) and Contrarian Financial Services Company, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.21	Amendment No. 1 to Contrarian Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.22	Amendment No. 2 to Contrarian Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.23	Amendment No. 3 to Contrarian Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)
10.24	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and James M. Hensler (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.25	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Robert D. Scherich (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.26	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Ali Alavi (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†
10.27	Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†
10.28	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
10.29	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†
10.30	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

E-2

Exhibit
Number	Description of Document

10.31	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†
10.32	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
10.33	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†
10.34	Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
10.35	Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†
21.1	List of subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
24.1	Power of Attorney (included in the signature page to this report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

†	Management contract or compensatory plan or arrangement.

E-3