Form 10-Q
period 2011-03-31
Horsehead Holding Corp
filed 2011-05-10
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
          The number of shares outstanding of the issuer’s common stock as of May 6, 2011 was 43,676,889

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
     These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel-based products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment or power failures or industrial accidents or explosions, including the explosion that occurred at our Monaca, Pennsylvania facility in July 2010; the impact of the Monaca explosion on continuing operations and the timing and costs of repairs resulting from the explosion: fluctuations in

i

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
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2011 and December 31, 2010
(Amounts in thousands, except per share amounts)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$112,925	$109,557
Accounts receivable, net of allowance of $1,797 and $1,741, respectively	71,289	53,075
Inventories, net	57,546	50,855
Prepaid expenses and other current assets	15,422	16,178
Deferred income taxes	6,010	6,090

Total current assets	263,192	235,755
Property, plant and equipment, net	218,580	218,652
Other assets
Intangible assets	12,843	13,026
Restricted cash	23,879	26,399
Deferred income taxes	1,984	1,984
Deposits and other	323	320

Total other assets	39,029	41,729

Total assets	$520,801	$496,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$38,930	$39,374
Accrued expenses	32,972	26,261

Total current liabilities	71,902	65,635
Long-term debt, less current maturities	255	255
Other long-term liabilities	18,254	17,501
Deferred income taxes	39,735	39,735
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,653 and 43,468 shares issued and outstanding in 2011 and 2010, respectively	436	434
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	217,398	214,406
Retained earnings	168,529	153,765

Total stockholders’ equity before noncontrolling interest	386,363	368,605

Noncontrolling interest	4,292	4,405

Total stockholder’s equity	390,655	373,010

Total liabilities and stockholders’ equity	$520,801	$496,136

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF INCOME
For the three months ended March 31, 2011 and 2010
(Unaudited)
(Amounts in thousands except per share amounts)

	2011	2010
Net sales of zinc material and other goods	$84,481	$73,057
Net sales of nickel-based material and other services	15,535	14,447
EAF dust service fees	9,198	9,472

Net sales	109,214	96,976
Cost of sales of zinc material and other goods	72,147	62,327
Cost of sales of nickel based material and other services	8,822	8,954
Cost of EAF dust services	6,058	5,851
Insurance claim income	(10,347)	—

Cost of sales (excluding depreciation and amortization)	76,680	77,132
Depreciation and amortization	5,262	4,541
Selling, general and administrative expenses	5,187	4,729

Total costs and expenses	87,129	86,402
Income from operations	22,085	10,574
Other income (expense)
Interest expense	(302)	(309)
Interest and other income	290	317

	(12)	8
Income before income taxes	22,073	10,582
Income tax provision	7,309	3,800

NET INCOME	$14,764	$6,782

Earnings per common share:
Basic	$0.34	$0.16
Diluted	$0.33	$0.16
Weighted average shares outstanding:
Basic	43,530	43,334
Diluted	44,181	43,602
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2011
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total

Balance at January 1, 2011	43,468	$434	$214,406	$153,765	$4,405	$373,010

Restricted stock vesting	3	—	—	—	—	—
Stock option exercise	182	2	2,358	—	—	2,360
Stock compensation expense	—	—	798	—	—	798
Reduction of tax benefit of equity award exercise	—	—	(164)	—	—	(164)
Distribution to noncontrolling interests	—	—	—	—	(113)	(113)
Net income	—	—	—	14,764	—	14,764

Balance at March 31, 2011	43,653	$436	$217,398	$168,529	$4,292	$390,655

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2011 and 2010
(Unaudited)
(Amounts in thousands)

	2011	2010
Cash Flows from Operating Activities:
Net income	$14,764	$6,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,262	4,541
Deferred income tax provision (benefit)	80	(250)
Accretion on ESOI liabilities	221	226
Losses on derivative financial instruments	796	511
Non-cash compensation expense	798	606
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(18,214)	(10,447)
(Increase) in inventories	(6,691)	(25)
Decrease in prepaid expenses and other current assets	68	595
(Increase) in other assets	(7)	(27)
(Decrease) increase in accounts payable	(444)	5,481
Increase in accrued expenses	6,603	5,918
Increase in other non-current liabilities	532	319

Net cash provided by operating activities	3,768	14,230
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,003)	(11,846)
Purchase of INMETCO	—	(4,567)
Decrease in restricted cash	2,520	64

Net cash used in investing activities	(2,483)	(16,349)
Cash Flows from Financing Activities:
Distribution to noncontrolling interests	(113)	(66)
Proceeds from exercise of options	2,360	—
Tax effect of share based compensation award exercise	(164)	—
Payments on notes payable and long-term debt	—	(16)

Net cash provided by (used in) financing activities	2,083	(82)

Net Increase (Decrease) In Cash And Cash Equivalents	3,368	(2,201)
Cash and cash equivalents at beginning of period	109,557	95,480

Cash and cash equivalents at end of period	$112,925	$93,279

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2011 and for the three months ended March 31, 2011 and March 31, 2010, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
NOTE B — ACQUISITION OF BUSINESS
     On December 31, 2009, the Company purchased all of the issued and outstanding capital stock of INMETCO, from Vale Inco Americas Inc. The Company also assumed certain financial assurance obligations associated with environmental regulatory requirements. The final purchase price, after post-closing adjustments, was $38,567 and was settled in the first quarter of 2010.
NOTE C—CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consisted of the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Cash in bank	$87,917	$84,549
Money market demand account	25,008	25,008

	$112,925	$109,557

The Company’s cash balance is concentrated in three U.S. banks. The money market demand account carries an interest rate of 0.4% as of March 31, 2011 and December 31, 2010. The balances approximate fair value.
NOTE D—INVENTORIES
     Inventories consisted of the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Raw materials	$15,410	$13,202
Work-in-process	5,894	7,289
Finished goods	22,101	17,486
Supplies and spare parts	14,141	12,878

	$57,546	$50,855

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     Inventories are net of reserves for slow moving inventory of $2,631 and $2,546 at March 31, 2011 and December 31, 2010, respectively.
NOTE E — PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consists of the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Refundable income taxes	$11,762	$11,762
Prepaid hedge contracts	296	984
Other	3,364	3,432

	$15,422	$16,178

NOTE F—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010
Land and land improvements	$18,788	$18,412
Buildings and building improvements	39,067	38,614
Machinery and equipment	232,441	229,768
Construction in progress	9,825	8,326

	300,121	295,120
Less accumulated depreciation	(81,541)	(76,468)

	$218,580	$218,652

NOTE G—RESTRICTED CASH
     Restricted cash is related to the following at March 31, 2011 and December 31, 2010.

	March 31,	December 31,
	2011	2010

Letters of credit	$21,379	$21,379
ESOI deferred purchase price obligation	2,500	3,997
New Market Tax Credit (“NMTC”)	—	1,023

	$23,879	$26,399

     The restricted cash relating to our letters of credit and the ESOI deferred purchase price obligation are held in third-party managed trust accounts and are invested in money market and other liquid investment accounts. During the first quarter of 2011, the entire restricted cash balance was released from escrow in accordance with the provisions of the New Markets Tax Credit program related to the financing and development of the Barnwell site which began operations in April 2010.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE H—NOTES PAYABLE AND DEBT
     Debt at March 31, 2011 consisted of a $255 loan under the NMTC program. The loan under the NMTC program is an interest only loan with the principal due at the end of its term.
     At March 31, 2011 and at December 31, 2010, the Company had $20,360 of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s three facilities in Pennsylvania.
NOTE I—ACCRUED EXPENSES
     Accrued expenses at March 31, 2011 and December 31, 2010 consisted of the following.

	March 31,	December 31,
	2011	2010
Employee related costs	$8,331	$8,877
EAF dust processing reserve	4,621	4,826
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	3,183	1,872
Income taxes payable	9,467	1,461
Other	4,970	6,825

	$32,972	$26,261

NOTE J — OTHER LONG-TERM LIABILITIES
     Other long-term liabilities at March 31, 2011 and December 31, 2010 consisted of the following.

	March 31,	December 31,
	2011	2010

Environmental obligations	$2,141	$2,141
Insurance claim liabilities	7,128	6,628
Asset retirement obligations	2,910	2,861
Deferred purchase price obligation	5,595	5,374
Other	480	497

	$18,254	$17,501

NOTE K—INCOME TAXES
     The Company’s effective tax rates were 33.1% and 35.9% for the three months ended March 31, 2011 and 2010, respectively. The provision or benefit for income taxes differs from the tax provision computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE L—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. At March 31, 2011, there were 138 options outstanding, each with an average exercise price of $1.01 per share and 3.40 years of remaining contractual life. The aggregate intrinsic value at March 31, 2011 of the options outstanding under the 2004 Plan was $2,213.
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
     At March 31, 2011, there were 658 options outstanding, each with an exercise price of $13.00 per share and 5.79 years of remaining contractual life. The related compensation expense for the three months ended March 31, 2011 and 2010 was $306 and $332, respectively. Unrecognized compensation expense as of March 31, 2011 was $968. As of March 31, 2011, 490 options were vested and fully exercisable.
     In the first quarter of 2011, the Company granted a total of 240 restricted stock units at an average grant date fair value of $13.20 per unit. The units vest over a one or five year service period. Upon vesting, the underlying stock will be issued for par value. In the first quarter of 2010, the Company granted a total of 189 restricted stock units at an average grant date fair value of $9.95 per unit. The related compensation expense for the three months ended March 31, 2011 and March 31, 2010 was $492 and $274, respectively. Unrecognized compensation expense as of March 31, 2011 was $5,545. As of March 31, 2011, there were 780 restricted stock units outstanding. The remaining contractual life ranged from .08 years to 4.92 years at March 31, 2011.
NOTE M—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company’s business consists principally of the sale of zinc- and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the London Metal Exchange (“LME”), its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the prices of zinc, copper, lead and nickel.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of March 31, 2011, the fixed portions of these contracts ranged from a monthly average of $0.87 to $1.06 per pound for zinc and $4.19 to $4.23 per pound for copper.
     The Company entered into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, the Company disposes of the lead co-product of its EAF dust recycling operation under a disposal agreement and the disposal costs are similarly affected by the LME lead price fluctuations. As of March 31, 2011, the fixed portion of the lead swap contracts ranged from a monthly average of $1.16 to $1.18 per pound and nickel was $11.87 per pound.
     The Company hedged approximately 1.4 tons of lead and nickel with variable-to-fixed future swap contracts and approximately 1.0 tons of zinc and copper with fixed-to-variable future swap contracts at December 31, 2010, all of which settle at various dates up to and including December 31, 2012. The Company received cash of $225 and $228 from the settlement of such contracts for the three months ended March 31, 2011 and 2010, respectively.
     In 2009, the Company purchased put options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276 and the strike price was $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. In 2010, the Company purchased put options for 2011 having a strike price of $0.65 per pound for approximately 99 tons of zinc at a cost of $3,005. The Company also sold put options for 2011 having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provide that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. During the three months ended March 31, 2011, the Company did not purchase or sell any put options. All of the options were purchased to act as a financial hedge and to lend stability to the Company’s revenue stream.
     The options settle monthly on an average LME pricing basis. For the three months ended March 31, 2011 and March 31, 2010, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.
     The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Income as indicated in the table below.

	Three months ended March 31,
	2011	2010

Losses included in net sales:
Put options	$(428)	$(368)
Swaps	(17)	(177)

	$(445)	$(545)

(Losses) gains included in cost of sales:
Swaps	(126)	262

Total losses resulting from hedging activities	$(571)	$(283)

     The fair value of the swap contracts and put options as of March 31, 2011 and December 31, 2010 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2011	December 31, 2010

Put options and swaps included in Prepaid expenses and other assets	$296	$984

Swaps included in Accrued expenses	$108	$—

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counter-parties with whom they have entered into substantially identical derivative contracts. The Company also compares the counter-parties valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on March 31, 2011 and December 31, 2010, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     The information used to compute basic and diluted earnings per share is as follows:

	Three months ended March 31,
	2011	2010

Basic earnings per share:
Net income	$14,764	$6,782
Weighted average shares outstanding—basic	43,530	43,334
Basic earnings per share	$0.34	$0.16

Diluted earnings per share:
Net income	$14,764	$6,782
Weighted average shares outstanding—diluted	44,181	43,602
Diluted earnings per share	$0.33	$0.16

Reconciliation of average shares outstanding — basic to average shares outstanding—diluted:
Weighted average shares outstanding—basic	43,530	43,334
Effect of dilutive securities:
Options	336	89
Restricted stock units	315	179

Weighted average shares outstanding—diluted	44,181	43,602
Anti-dilutive shares excluded from earnings per share calculation for the three months ended March 31:

	Exercise price	2011	2010

Options	$13.00	—	1,045
NOTE P — SEGMENT INFORMATION
     The following table presents information regarding the Company’s segment information:
For the Three Months ended March 31, 2011

	Horsehead
	Corporation	INMETCO	Other	Total

Net sales	$93,939	$15,535	$(260)	$109,214
Income before income taxes	17,014	5,059	—	22,073
For the Three Months ended March 31, 2010

	Horsehead
	Corporation	INMETCO	Other	Total

Net sales	$82,746	$14,447	$(217)	$96,976
Income before income taxes	6,442	4,140	—	10,582
NOTE Q—MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY
     On July 22, 2010, an explosion occurred at the Company’s Monaca, PA facility which resulted in the complete shutdown of the plant’s refinery operations. Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility has been rebuilt. Production operations resumed late in 2010 as these repairs were completed. The Company pursued recovery of the cost of repairs, lost profit and other losses from its zinc oxide and refined metal production during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of March 31, 2011, the Company incurred $17,902 in clean-up, repair and other costs associated with the explosion. The Company submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011.
     The Company had recorded insurance recovery of $19,267 at December 31, 2010, of which $14,276 related to business interruption and $4,991 related to property damage. The estimated allocation of the remaining settlement of $10,347 was $3,248 for business interruption and $7,099 for property damage.
     As of March 31, 2011, $20,500 of the recoveries were received in cash and $9,114 of the recoveries were included in accounts receivable on the Company’s Consolidated Balance Sheet.
The costs and insurance recoveries are summarized in the table below.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Total insurance recovery at December 31, 2010	$(19,267)
Insurance recovery recognized during the three months ended March 31, 2011	(10,347)

Final insurance settlement	(29,614)

Three Months ended
March 31, 2011

Insurance recovery recognized during the three months ended March 31, 2011	(10,347)
Cost of clean-up and repairs included in cost of sales of zinc material and other goods	982

Income related to insurance recovery included in cost of sales (excluding depreciation and amortization)	(9,365)

Selling, general and administrative expenses	69

Income related to insurance recovery	$(9,296)

Costs included in finished goods inventories	170
Costs capitalized	282
Insurance proceeds receivable included in accounts receivable	$9,114

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
     This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011.
Overview
  Our History
     We are a leading U.S. producer of zinc and nickel-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe that we are the largest refiner of zinc oxide and Prime Western zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium (“Ni-Cd”) batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments.
     While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc and nickel-based products using nearly 100% recycled materials, including metal recovered from our EAF dust and nickel-bearing waste recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2008, we began construction of a new EAF dust processing facility located in South Carolina. We placed the first of the two kilns into production in April 2010 and the second in September 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
  Strategic Investments
     During the first quarter of 2011, we announced the completion of a preliminary feasibility study to construct a 150,000 ton per year zinc plant based on state-of-the-art “green” technology. The goals of the proposed plant would be to produce zinc at much lower costs, to significantly reduce air emissions and to provide opportunities for us to serve the broader market for special high grade zinc and the continuous galvanizing market, in addition to our traditional zinc markets. If our Board of Directors approves this project and if we are able to secure financing for this project, construction may start before the end of 2011.
  Economic Conditions and Outlook
     Our quarterly zinc product shipment levels through the first quarter of 2011 continued to improve over the quarterly shipment levels for 2010 but continued to lag the quarterly shipment levels for the first three quarters of 2008. The improvement reflects the continued strengthening of the economy in general and the successful restart of our Monaca zinc oxide refinery late in the fourth quarter of 2010. Our zinc smelting facility and our recycling plants operated at near-capacity during the first quarter of 2011.
  Factors Affecting Our Operating Results
Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend greatly on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first three months of 2011, comprised approximately 71% of our raw materials, are not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the three months ended March 31, 2011.
     Average monthly, daily and yearly LME zinc prices for the years 2004 through 2010 and the three months ended March 31, 2011 were as follows:

								Three months ended
LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	March 31, 2011

Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$1.07
Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.01
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$1.15
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$1.09
     For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound. For the three months ended March 31, 2010, LME nickel prices ranged from $7.73 per pound to $11.32 per pound and averaged $9.11 per pound. For the three months ended March 31, 2011, LME average nickel prices ranged from $10.91 per pound to $13.17 per pound and averaged $12.20 per pound.
     In 2010, we purchased put options for 2011 to serve as a hedge and to mitigate the effects of decreases in the LME average zinc price. Through the purchase of the options, we will receive a minimum price per pound for the quantity hedged. We purchased put options for approximately 99,000 tons of zinc for 2011 having a strike price of $0.65 per pound. The purchases represent approximately 70% of our expected zinc production in 2011. We also sold put options for approximately 35,000 tons of zinc for the last six months of 2011 having a strike price of $0.55 per pound. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The cost of the options purchased was $3.0 million and the cost of the options sold was $0.2 million.
     Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products, as well as from the collection and recycling of EAF dust. Demand for our products increased from the fourth quarter of 2010 as our smelting facility and our recycling plants operated at near- capacity during the quarter, partially reflecting the successful restart of our zinc oxide refinery and the accompanying increase in zinc oxide shipments. Our production of zinc products for the first three months of 2011 was increased to an annual rate of 140,000 tons from 124,000 tons for 2010.
     Weekly steel production continued the general upward trend from 2010 through the first quarter of 2011 thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. We also began operations at our first kiln at our Barnwell, South Carolina facility in April of 2010 and at the second kiln in September of 2010.

     The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Three Months Ended		Year Ended		Three Months Ended		Year Ended
	March 31,		December 31,		March 31,		December 31,
	2011	2010	2010	2009	2011	2010	2010	2009
	(Tons, in thousands)				(In U.S. dollars)

Product:
Zinc Products	36	33	137	118	$2,165	$2,081	$1,976	$1,529
EAF Dust	132	135	532	409	$69	$70	$74	$80
Nickel-based products	7	7	27	25	$1,970	$1,789	$1,768	$1,453
     Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first three months of 2011, approximately 19% of our production costs were purchased-feedstock-related, compared to 24% for the first three months of 2010. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price we pay for the purchased feed, which is expressed as a percentage of the LME average zinc price. We purchase our purchased feedstock at a discount to the LME price of zinc. The decrease reflects our efforts to increase the use of EAF dust-based feedstock. The remaining 81% of our production costs in the first three months of 2011 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.
     We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. No LCM adjustment was recorded for the first quarter of 2010 or 2011.
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
     Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca, Pennsylvania power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.
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
Summary of Critical Accounting Policies and Estimates
     Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K which was filed with the SEC on March 16, 2011, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2011 and for the three months ended March 31, 2011 and 2010. Certain of these accounting policies are described below.
  Inventories
     Inventories, which consist primarily of zinc and nickel-bearing materials and supplies and spare parts, are valued at the lower of cost or market using a weighted average actual cost method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.
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
     We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third party counter-parties with whom we have entered into substantially identical derivative contracts. We also compare their valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets.
     We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize this risk, we use highly rated counter-parties that meet certain requirements. We currently do not anticipate that any of our counter-parties will default on their obligations to us.
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
Results of Operations
     The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	70.2	79.5
Depreciation and amortization	4.8	4.7
Selling, general and administrative expenses	4.8	4.9

Income from operations	20.2	10.9
Interest expense	0.3	0.3
Interest and other income	0.3	0.3

Income before income taxes	20.2	10.9
Income tax provision	6.7	3.9

Net income	13.5%	7.0%

     The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Options
	Settlement Periods
	2010	2011	Swaps	Total

Fair value December 31, 2009	$737	$—	$1,157	$1,894
Purchases	—	—	—	—
Settlements of closed positions	—	—	(228)	(228)
Gain (loss) on settlements of closed positions	—	—	(34)	(34)
Mark to market adjustment on open positions	(368)	—	119	(249)

Fair value March 31, 2010	369	—	1,014	1,383
Purchases	—	882	—	882
Settlements of closed positions	—	—	(74)	(74)
Gain (loss) on settlements of closed positions	(1)	—	(209)	(210)
Mark to market adjustment on open positions	813	1,441	(616)	1,638

Fair value June 30, 2010	1,181	2,323	115	3,619

Purchases	—	1,307	—	1,307
Settlements of closed positions	—	—	(439)	(439)
Gain (loss) on settlements of closed positions	(214)	—	452	238
Mark to market adjustment on open positions	(962)	(2,668)	461	(3,169)

Fair value September 30, 2010	5	962	589	1,556

Purchases	—	585	—	585
Settlements of closed positions	—	—	233	233
Gain (loss) on settlements of closed positions	(5)	—	(532)	(537)
Mark to market adjustment on open positions	—	(968)	115	(853)

Fair value December 31, 2010	—	579	405	984
Purchases	—	—	—	—
Settlements of closed positions	—	—	(225)	(225)
Gain (loss) on settlements of closed positions	—	(1)	(109)	(110)
Mark to market adjustment on open positions	—	(427)	(34)	(461)

Fair value March 31, 2011	$—	$151	$37	$188

     A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices are listed in the table below.

	2009	2010		2011

Average LME zinc price	December 31	March 31	December 31	March 31

Quarter	$1.00	$1.04	$1.05	$1.09
Year-to-date	$0.75	$1.04	$0.98	$1.09
Three Months Ended March 31, 2011 Compared with Three Months Ended March 31, 2010
     Consolidated net sales. Consolidated net sales increased $12.2 million, or 12.6%, to $109.2 million for the three months ended March 31, 2011 compared to $97.0 million for the three months ended March 31, 2010. The increase includes an $11.1 million increase in net sales for Horsehead Corporation (“Horsehead”) and a $1.1 million increase in net sales for INMETCO.
     Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales decreased $0.4 million, or 0.6%, to $76.7 million for the three months ended March 31, 2011 compared to $77.1 million for the three months ended March 31, 2010. Cost of sales for the three months ended March 31, 2011 includes a benefit from business interruption and property damage insurance recoveries totaling $10.3 million offset by additional costs of repairs and clean-up totaling $1.0 million relating to the explosion at our Monaca refinery in July 2010. Excluding the additional costs and insurance recoveries associated with the explosion, consolidated cost of sales increased $8.9 million, or 11.5%, to $86.0 million. The increase includes a $9.0 million increase in cost of sales for Horsehead offset by a $.1 million decrease in INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 78.7% for the three months ended March 31, 2011 compared to 79.5% for the three months ended March 31, 2010.
     Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $0.8 million, or 15.9%, to $5.3 million for the three months ended March 31, 2011 compared to $4.5 million for the three months ended March 31, 2010. The increase primarily reflects depreciation on the Barnwell facility, which began operations in April 2010.
     Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.5 million, or 9.7%, to $5.2 million for the three months ended March 31, 2011 compared to $4.7 million for the three months ended March 31, 2010. Horsehead related costs increased $0.3 million, primarily reflecting increases in labor costs, bad debt expense, and non-cash stock-based compensation expense offset by decreases in legal fees. INMETCO selling, general and administrative costs increased $0.2 million.
     Consolidated income tax provision. Our consolidated income tax provision was $7.3 million for the three months ended March 31, 2011 compared to $3.8 million for the three months ended March 31, 2010. Our effective tax rates were 33.1% for the three months ended March 31, 2011 and 35.9% for the three months ended March 31, 2010.
     Consolidated net income. For the reasons stated above, our consolidated net income was $14.8 million for the three months ended March 31, 2011, which includes income of $6.2 million relating to the insurance recovery from the explosion at our Monaca refinery in July 2010, compared to net income of $6.8 million for the three months ended March 31, 2010. Excluding the benefit and related costs from the insurance recovery, consolidated net income increased $1.8 million to $8.6 million.
Business Segments
Horsehead Corporation
     Net sales. Net sales increased $11.1 million, or 13.5%, to $93.7 million for the three months ended March 31, 2011 compared to $82.5 million for the three months ended March 31, 2010. The increase was a result of a $7.0 million increase in sales volume primarily reflecting increases in shipments of zinc metal partially offset by decreases in shipments of zinc oxide, a $3.2 million increase in price realization due to a slightly higher average LME zinc price for the first quarter of 2011 compared to the first quarter of 2010 and an increase of $0.9 million in our co-product and miscellaneous sales. Net sales during the three months ended March 2011 and the three months ended March 2010 were both decreased by unfavorable non-cash adjustments of $0.7 million relating to our hedging activities.
     Zinc product shipments were 36,461 tons for the three months ended March 31, 2011, or 33,555 tons on a zinc contained basis, compared to 33,408 tons, or 30,119 tons on a zinc contained basis, for the three months ended March 31, 2010. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.18 per pound for the three months ended March 31, 2011 compared to $1.15 per pound for the three months ended March 31, 2010. The increase reflects a 5% increase in the average LME zinc price for the three months ended March 31, 2011 compared to the three months ended March 31, 2010.
     Net sales of zinc metal increased $12.7 million, or 35.5%, to $48.5 million for the three months ended March 31, 2011 compared to $35.8 million for the three months ended March 31, 2010. The increase was primarily due to a $10.5 million increase in sales volume and a $2.2 million increase in price realization. The increase in sales volume reflects the gradual improvement in demand for our products that began in late 2009 and continued into 2011 and our continued efforts to increase shipments of zinc metal beyond our traditional markets. The increase in price realization was due to a slightly higher average LME zinc price for 2011 versus 2010, and an increase in the average premium to the LME on zinc metal sold in 2011 compared to 2010.
     Net sales of zinc oxide decreased $3.6 million, or 10.8%, to $29.7 million for the three months ended March 31, 2011, compared to $33.3 million for the three months ended March 31, 2010. The decrease was primarily due to a $3.9 million decrease in sales volume reflecting the ramp up of zinc oxide shipments following the restart of the Monaca refinery in the fourth quarter of 2010. First quarter 2011 shipments were up 112% from the fourth quarter of 2010 as we restarted production and resumed commercial relationships with our customers. The $0.3 million increase in price realization for the three months ended March 31, 2011 compared to March 31, 2010 reflects the increase of the average LME zinc prices, which was partially offset by the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices.
     Net sales of zinc and copper-based powders increased $1.2 million, or 36.4%, to $4.5 million for the three months ended March 31, 2011 compared to $3.3 million for the three months ended March 31, 2010. The increase was attributable to both shipment volume and price, most notably in our copper-based powders.
     Revenues from EAF dust recycling remained relatively stable at $9.2 million for the three months ended March 31, 2011 compared to $9.5 million for the three months ended March 31, 2010. EAF dust receipts for the three months ended March 31, 2011 were 132,375 tons compared to 135,088 tons for the three months ended March 31, 2010. EAF dust receipts increased approximately 5% for the first three months of 2011 as compared to the three months ended December 31, 2010. According to data from the American Iron and Steel Institute, reported steel production increased 7.2% for the three months ended March 31, 2011 over the three months ended December 31, 2010.
     Cost of sales (excluding depreciation and amortization). Cost of sales decreased $0.3 million to $67.9 million for the three months ended March 31, 2011, compared to $68.2 million for the three months ended March 31, 2010. Cost of sales for the three months ended March 31, 2011 includes a benefit from business interruption and property damage insurance recoveries totaling $10.3 million offset by additional costs of repairs and clean-up totaling $1.0 million relating to the explosion at our Monaca refinery in July 2010. Excluding the additional costs and insurance recoveries, cost of sales increased $9.0 million, or 13.3%, to $77.2 million for the three months ended March 31, 2011 compared to $68.2 million for the three months ended March 31, 2010. As a percentage of net sales, cost of sales, excluding the additional insurance and explosion related items, was 82.4% and 82.6% for the three months ended March 31, 2011 and 2010, respectively.
     The cost of zinc material and other products sold, excluding the insurance recoveries and additional costs, increased $8.8 million, or 14.1%, to $71.1 million for the three months ended March 31, 2011 compared to $62.3 million for the three months ended March 31, 2010. The increase was primarily a result of a net $5.5 million increase in shipment volume, a $7.1 million increase in the cost of products shipped, offset by a $3.8 million decrease in recycling and other costs. Conversion costs for the first quarter of 2011 reflect the return to a six furnace operation in 2011 compared to a five furnace operation for the majority of the first quarter of 2010. The increase also reflects a 14.4% increase in production levels. The improvement in production volume was offset by an increase of $6.7 million in energy costs, the majority of which resulted from an increase in the cost of coke and electricity, a $1.5 million increase in labor costs and a $1.7 million increase in other services. The conversion costs were partially offset by a decrease in purchased feed costs of $1.5 million and a decrease in the cost of purchased feeds we pay expressed as a percentage of the LME. The decrease in our purchased feed costs also reflects an 11.9% decrease in the number of tons of purchased feed consumed. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.
     The cost of EAF dust services increased $0.2 million, or 3.5%, to $6.1 million for the three months ended March 31, 2011 from $5.9 million for the three months ended March 31, 2010. The increased cost primarily reflects an increase in transportation costs.
     Income before income taxes. For the reasons stated above, income before income taxes increased $10.6 million to $17.0 million for the three months ended March 31, 2011, and includes a benefit of $9.3 million related to insurance recoveries less additional costs associated with the July 2010 explosion at our Monaca plant compared to operating income of $6.4 million for the three months ended March 31, 2010. Excluding the additional costs and benefit received from insurance, operating income was $7.7 million for the three months ended March 31, 2011, an increase of $1.3 million from the three months ended March 31, 2010.
INMETCO
     Net sales. Net sales increased $1.1 million, or 7.5%, to $15.5 million for the three months ended March 31, 2011 compared to $14.4 million for the three months ended March 31, 2010. The increase was due primarily to a higher LME average nickel price for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 which was partially offset by an increase in percentage of shipments fulfilling tolling obligations.

     Cost of sales (excluding depreciation and amortization) Cost of sales decreased $0.1 million, or 1.1%, to $8.8 million for the three months ended March 31, 2011 compared to $8.9 million for the three months ended March 31, 2010. The decrease was due to an increase in raw material costs, reflecting primarily the effect of higher average LME nickel prices, offset by lower conversion costs.
     Income before income taxes. For the reasons stated above, income before income taxes increased $0.9 million to $5.1 million for the three months ended March 31, 2011.
Liquidity and Capital Resources
     We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, our cost reduction initiatives, our hedging positions and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $23.9 million related to the following two items. The first is the financial assurance associated with the ESOI customer contracts purchased by us in 2009, and the second is the collateral for our letters of credit, all of which are described in our annual report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 16, 2011. We believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We further believe we could obtain a new credit facility and reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report, including the impact on our operating results of the explosion that occurred in July 2010 at our Monaca facility, or in the materials incorporated herein by reference.
  March 31, 2011
     Our balance of cash and cash equivalents at March 31, 2011, excluding the $23.9 million of restricted cash, was $112.9 million, a $3.3 million increase from the December 31, 2010 balance of $109.6 million. It is concentrated in three U.S. banks.
  Cash Flows from Operating Activities
     Our operations provided a net $3.8 million in cash for the three months ended March 31, 2011, reflecting the higher operating performance during the three months ended March 31, 2011, insurance proceeds from the explosion at our Monaca facility in July 2010, the strengthening of the LME average prices of zinc and nickel during the period as well as the general improvement in the overall economy. These factors also contributed to the increase in accounts receivable and inventory during the quarter.
     Our investment in working capital was $191.3 million at March 31, 2011 and $170.1 million at December 31, 2010. The increase in our accounts receivable reflects the resumption of shipments of zinc oxide during the first quarter of 2011, which was interrupted in the second half of 2010. Investment in inventory increased 13.2% and zinc tons in inventory increased 20.9% at March 31, 2011 compared to December 31, 2010. This increase is a result of an 18% increase in zinc tons produced during the three months ended March 31, 2011 compared to the three months ended December 31, 2010.
     During the three months ended March 31, 2011, we recorded an additional $10.3 million in recoveries for business interruption and property damage insurance relating to the July 2010 explosion at our Monaca facility. This amount represents the final settlement of the claim. We received cash payments of $9.5 million, of which $8.3 million was included in the accounts receivable balance at December 31, 2010. The remaining $9.1 million to be received is recorded in the accounts receivable balance at March 31, 2011.
  Cash Flows from Investing Activities
     Cash used in investing activities was $2.5 million for the three months ended March 31, 2011. Capital expenditures were $5.0 million. We funded capital expenditures with cash on hand.
     During the first quarter of 2011, restricted cash totaling $2.5 million was released from escrow in accordance with the provisions of the New Markets Tax Credit program related to the financing and development of the Barnwell site which began operations in April 2010.

  Cash Flows from Financing Activities
     Cash provided by investing activities included proceeds of $2.4 million from the exercise of 182 stock options during the three months ended March 31, 2011.
  Off-Balance Sheet Arrangements
     Our off-balance sheet arrangements include operating leases and letters of credit. As of March 31, 2011, we had letters of credit outstanding in the amount of $20.4 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. These letters of credit are collateralized by $21.4 million in restricted cash.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     In the ordinary course of our business, we are exposed to potential losses arising from changes in the prices of zinc, copper, nickel, lead, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because the hedging instruments require us to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc, copper, nickel and lead for 2011.
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
Commodity Price Risk
     Our business consists principally of the sale of zinc- and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market price of zinc and nickel. While our finished products are generally priced based on a spread to the price of zinc or nickel on the LME, our revenues are impacted significantly by changes in the market price of these metals. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas, coke and coal.
     In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010. The cost of the options was $5.3 million and they have a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of our anticipated sales volume for 2010. In 2010, we purchased put options for approximately 99,000 tons of zinc for 2011 having a strike price of $0.65 per pound. The purchases represent approximately 70% of our expected zinc production in 2011. We also sold put options for approximately 35,000 tons of zinc for the last six months of 2011 having a strike price of $0.55 per pound. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The cost of the options purchased was $3.0 million and the cost of the options sold was $0.2 million. These options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

     As of December 31, 2010, we were party to contracts for the purchase and delivery of the coal requirements for our power plant in Monaca through 2011. We were party to a similar contract in 2010. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.
Item 4. Controls and Procedures.
     (a) Evaluation of disclosure controls and procedures.
     Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of March 31, 2011.
     (b) Changes in internal control over financial reporting.
     During the quarter ending March 31, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
     There have been no material changes in the risk factors as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which we filed with the SEC on March 16, 2011.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     [None]
Item 3. Defaults Upon Senior Securities.
     [None]
Item 4. (Removed and Reserved)
Item 5. Other Information.
     [None]
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
10.1	Employment Agreement, dated as of January 3, 2011, by and between Horsehead Corporation and James M. Hensler III (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on January 4, 2011)†
10.2	Employment Agreement, dated as of January 3, 2011, by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed on January 4, 2011)†
10.3	Employment Agreement, dated as of January 3, 2011, by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the registrant’s Current Report on Form 8-K filed on January 4, 2011)†
31.1	Certification by James M. Hensler, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Robert D. Scherich, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.
/s/ James M. Hensler
By: James M. Hensler
Its: President and Chief Executive Officer

          This report has been signed by the following persons in the capacities indicated on May 10, 2011.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	May 10, 2011

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	May 10, 2011