Form 10-Q
period 2011-06-30
Horsehead Holding Corp
filed 2011-08-09
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the issuer’s common stock as of August 5, 2011 was 43,696,045.

ii

     CAUTIONARY STATEMENT FOR PURPOSES OF THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
     This report contains forward-looking statements within the meaning of the federal securities laws. These statements relate to analyses and other information, which are based on forecasts of future results and estimates of amounts not yet determinable. These statements also relate to our future prospects, developments and business strategies. These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel-based products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to obtain sufficient funds to construct the new zinc facility, including accessing capital markets; our ability to construct and operate the new zinc facility; our ability to realize the projected benefits from the new zinc facility if constructed; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents or explosions, including the explosion that occurred at our Monaca, Pennsylvania facility in July 2010; the impact of the Monaca explosion on continuing operations; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with future acquisitions, joint ventures or asset dispositions.
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

iii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2011 and December 31, 2010
(Amounts in thousands, except per share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$129,470	$109,557
Accounts receivable, net of allowance of $1,730 and $1,741, respectively	57,880	53,075
Inventories, net	53,413	50,855
Prepaid expenses and other current assets	11,268	16,178
Deferred income taxes	6,114	6,090

Total current assets	258,145	235,755
Property, plant and equipment, net	221,147	218,652
Other assets
Intangible assets	12,660	13,026
Restricted cash	23,880	26,399
Deferred income taxes	1,984	1,984
Deposits and other	356	320

Total other assets	38,880	41,729

Total assets	$518,172	$496,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$34,421	$39,374
Accrued expenses	38,503	26,261

Total current liabilities	72,924	65,635
Long-term debt, less current maturities	255	255
Other long-term liabilities	17,473	17,501
Deferred income taxes	39,735	39,735
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,696 and 43,468 shares issued and outstanding in 2011 and 2010, respectively	436	434
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	218,188	214,406
Retained earnings	164,869	153,765

Total stockholders’ equity before noncontrolling interest	383,493	368,605
Noncontrolling interest	4,292	4,405

Total stockholders’ equity	387,785	373,010

Total liabilities and stockholders’ equity	$518,172	$496,136

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2011 and 2010
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales of zinc material and other goods	$70,468	$77,052	$154,949	$150,109
Net sales of nickel-based material and other services	16,023	11,331	31,558	25,778
EAF dust service fees	9,300	10,155	18,498	19,627

Net sales	95,791	98,538	205,005	195,514
Cost of sales of zinc material and other goods	76,239	65,686	148,386	128,013
Cost of sales of nickel-based material and other services	8,687	7,649	17,509	16,603
Cost of EAF dust services	6,194	6,513	12,252	12,364
Insurance claim income	—	—	(10,347)	—

Cost of sales (excluding depreciation and amortization)	91,120	79,848	167,800	156,980
Depreciation and amortization	5,339	4,241	10,601	8,782
Selling, general and administrative expenses	4,874	4,961	10,061	9,690

Total costs and expenses	101,333	89,050	188,462	175,452

Income (loss) from operations	(5,542)	9,488	16,543	20,062
Other income (expense)
Interest expense	(301)	(303)	(603)	(612)
Interest and other income	230	243	520	560

Total other income (expense)	(71)	(60)	(83)	(52)

Income (loss) before income taxes	(5,613)	9,428	16,460	20,010
Income tax provision (benefit)	(1,953)	3,720	5,356	7,520

NET INCOME (LOSS)	$(3,660)	$5,708	$11,104	$12,490

Earnings (loss) per common share:
Basic	$(0.08)	$0.13	$0.25	$0.29
Diluted	$(0.08)	$0.13	$0.25	$0.29
Weighted average shares outstanding:
Basic	43,684	43,345	43,608	43,340
Diluted	43,684	43,662	44,268	43,632
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2011
(Unaudited)
(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance at December 31, 2010	43,468	$434	$214,406	$153,765	$4,405	$373,010

Restricted stock vesting	46	—	—	—	—	—
Stock option exercise	182	2	2,358	—	—	2,360
Stock compensation expense	—	—	1,563	—	—	1,563
Net tax benefit of equity award exercise	—	—	(139)	—	—	(139)
Distribution to noncontrolling interests	—	—	—	—	(113)	(113)
Net income	—	—	—	11,104	—	11,104

Balance at June 30, 2011	43,696	$436	$218,188	$164,869	$4,292	$387,785

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2011 and 2010
(Unaudited)
(Amounts in thousands)

	2011	2010
Cash Flows from Operating Activities:
Net income	$11,104	$12,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,601	8,782
Accretion on ESOI liabilities	442	453
Deferred income tax benefit	(24)	(382)
Losses (gains) on derivative financial instruments	15,235	(842)
Non-cash compensation expense	1,563	1,192
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(4,805)	(6,595)
(Increase) in inventories	(2,558)	(4,287)
Decrease (increase) in prepaid expenses and other current assets	4,911	(577)
(Increase) in other assets	(45)	(10)
(Decrease) increase in accounts payable	(4,953)	4,415
(Decrease) increase in accrued expenses	(2,994)	2,086
(Decrease) increase in other long-term liabilities	(470)	42

Net cash provided by operating activities	28,007	16,767
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(12,721)	(24,996)
Purchase of INMETCO	_	(4,567)
Decrease in restricted cash	2,519	218

Net cash used in investing activities	(10,202)	(29,345)
Cash Flows from Financing Activities:
Payments on notes payable and long-term debt	—	(32)
Distribution to noncontrolling interests	(113)	(66)
Tax effect of share based compensation award exercise	(139)	(20)
Proceeds from exercise of options	2,360	—

Net cash provided (used in) by financing activities	2,108	(118)

Net Increase (Decrease) In Cash And Cash Equivalents	19,913	(12,696)
Cash and cash equivalents at beginning of period	109,557	95,480

Cash and cash equivalents at end of period	$129,470	$82,784

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
NOTE A—BASIS OF PRESENTATION
     The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2011 and for the three and six months ended June 30, 2011 and June 30, 2010, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.
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
NOTE B—RECENTLY ISSUED ACCOUNTING STANDARDS
     In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company does not believe that the adoption of the amended guidance will have significant effect on its consolidated financial statements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011.
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
NOTE D—CASH AND CASH EQUIVALENTS
     Cash and cash equivalents consisted of the following at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010

Cash in bank	$104,462	$84,549
Money market demand account	25,008	25,008

	$129,470	$109,557

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
The Company’s cash balance is concentrated in three U.S. banks. The money market demand account carried interest rates of 0.4% as of June 30, 2011 and December 31, 2010. The balances approximate fair value.
NOTE E—INVENTORIES
     Inventories consisted of the following at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Raw materials	$12,592	$13,202
Work-in-process	5,349	7,289
Finished goods	21,252	17,486
Supplies and spare parts	14,220	12,878

	$53,413	$50,855

     Inventories are net of reserves for slow moving inventory of $3,006 and $2,546 at June 30, 2011 and December 31, 2010, respectively.
NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
     Prepaid expenses and other current assets consists of the following at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Refundable income taxes	$7,762	$11,762
Prepaid hedge contracts	985	984
Other	2,521	3,432

	$11,268	$16,178

NOTE G—PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consisted of the following at June 30, 2011 and December 31, 2010.

	June 30,	December 31,
	2011	2010
Land and land improvements	$18,849	$18,412
Buildings and building improvements	40,965	38,614
Machinery and equipment	235,167	229,768
Construction in progress	12,869	8,326

	307,850	295,120
Less accumulated depreciation	(86,703)	(76,468)

	$221,147	$218,652

NOTE H—RESTRICTED CASH
     Restricted cash is related to the following at June 30, 2011 and December 31, 2010.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	June 30,	December 31,
	2011	2010
Letters of credit	$21,379	$21,379
ESOI deferred purchase price obligation	2,501	3,997
New Market Tax Credit (“NMTC”)	—	1,023

	$23,880	$26,399

     The restricted cash relating to our letters of credit and the ESOI deferred purchase price obligation are held in third-party managed trust accounts and are invested in money market and other liquid investment accounts. During the first quarter of 2011, the entire restricted cash balance of $1.0 million was released from escrow in accordance with the provisions of the New Markets Tax Credit program related to the financing and development of the Barnwell, South Carolina site which began operations in April 2010.
NOTE I—NOTES PAYABLE AND LONG-TERM DEBT
     Debt at June 30, 2011 consisted of a $255 loan under the NMTC program. The loan under the NMTC program is an interest-only loan with the principal due at the end of the term.
     At June 30, 2011 and December 31, 2010, the Company had $20,360 of letters of credit outstanding to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for the Company’s three facilities in Pennsylvania.
     On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017. See Footnote S Subsequent Event for more information regarding this transaction.
NOTE J—ACCRUED EXPENSES
     Accrued expenses at June 30, 2011 and December 31, 2010 consisted of the following.

	June 30,	December 31,
	2011	2010
Employee related costs	$8,404	$8,877
EAF dust processing reserve	4,479	4,826
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	2,617	1,872
Income taxes payable	2,428	1,461
Accrued hedge contracts	15,236	—
Other	2,939	6,825

	$38,503	$26,261

NOTE K—OTHER LONG-TERM LIABILITIES
     Other long-term liabilities at June 30, 2011 and December 31, 2010 consisted of the following.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	June 30,	December 31,
	2011	2010
Environmental obligations	$641	$2,141
Insurance claim liabilities	7,594	6,628
Asset retirement obligations	2,959	2,861
Deferred asset purchase price obligations	5,816	5,374
Other	463	497

	$17,473	$17,501

Environmental obligations
We assumed certain of HII’s environmental liabilities related to our Palmerton, Pennsylvania operations pursuant to a 1995 Consent Decree between HII, the EPA and PADEP. Our obligations pursuant to this consent decree include construction of a storage building for calcine kiln feed materials and the removal of historic accumulations of lead concentrate from three buildings. Removal of historic accumulations of lead concentrate was completed in 2008. We believe our obligations under the consent decree are currently being managed in accordance with the requirements of the regulatory agencies and were reserved for on our balance sheet in the amount of approximately $1.5 million at December 31, 2010. The PADEP recently concurred with our assessment that construction of the storage building for calcine feed was not necessary in light of the material management practices employed at the Palmerton, Pennsylvania facility which comply with applicable environmental regulations for the facility. The reserve for $1.5 million formerly established on our balance sheet has been removed as of June 30, 2011.
NOTE L—INCOME TAXES
     The Company’s effective tax rates were 34.8% and 32.5% for the three and six months ended June 30, 2011, respectively and 39.5% and 37.6% for the three and six months ended June 30, 2010, respectively. The provision or benefit for income taxes differs from the tax provision or benefit computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.
     The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2007 through 2010.
NOTE M—STOCK-BASED COMPENSATION
     The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. At June 30, 2011, there were 138 options outstanding, with an average exercise price of $1.01 per share and 3.20 years of remaining contractual life. The aggregate intrinsic value at June 30, 2011 of the options outstanding under the 2004 Plan was $1,699.
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
     At June 30, 2011, there were 658 options outstanding, each with an exercise price of $13.00 per share and 5.54 years of remaining contractual life. The related compensation expense for the three and six months ended June 30, 2011 was $306 and $612, respectively. For the three and six months ended June 30, 2010, the compensation expense was $323 and $655, respectively. Unrecognized compensation expense as of June 30, 2011 was $663. As of June 30, 2011, 490 options were vested and fully exercisable. In the first six months of 2011, no options were forfeited.
     In the first six months of 2011, the Company granted a total of 240 restricted stock units at an average grant date fair value of $13.20 per unit. The units vest over a one or five year service period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three and six months ended June 30, 2011 was $459 and $951, respectively. For the three and six months ended June 30, 2010, the compensation expense was $263 and $537, respectively. Unrecognized compensation expense as of June 30, 2011 was $5,087. As of June 30, 2011, there were 736 restricted stock units outstanding. The remaining contractual life ranged from 0.5 years to 4.67 years at June 30, 2011.
NOTE N—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
     The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the London Metal Exchange (“LME”), its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the price of zinc, copper, lead and nickel.
     The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of June 30, 2011, the fixed portions of these contracts ranged from a monthly average of $1.01 per pound to $1.02 per pound for zinc and $4.25 to $4.28 per pound for copper.
     The Company entered into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, under an agreement, the Company manages the lead co-product of its EAF dust recycling operation, by providing it to a lead smelter as a feedstock for the production of lead. The related costs under this agreement are similarly affected by the LME lead price fluctuations. As of June 30, 2011, the fixed portion of the lead swap contracts ranged from a monthly average of $1.16 to $1.22 per pound and nickel was $11.84 per pound.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)
     The Company hedged approximately 1.7 tons of lead and nickel with variable-to-fixed future swap contracts and approximately 4.4 tons of zinc and copper with fixed-to-variable future swap contracts at June 30, 2011, all of which settle at various dates up to and including December 31, 2012. The Company received cash of $361 and $303 from the settlement of such contracts for the six months ended June 30, 2011 and 2010, respectively.
       In 2009, the Company purchased options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276 and the strike price was $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. In 2010, the Company purchased put options for 2011 having a strike price of $0.65 per pound for approximately 99 tons of zinc at a cost of $3,005. The Company also sold put options for 2011 having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provide that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The options settle monthly on an average LME pricing basis. For the three and six months ended June 30, 2011 and 2010, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company. All of the options were purchased to act as a financial hedge and to lend stability to the Company’s revenue stream.
  In June 2011, the Company entered into call and put option hedging arrangements for zero net premiums paid that will provide it with minimum, maximum and capped zinc prices per pound of $0.85, $1.20, and $1.81, respectively, The hedges reduced its exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. The hedges cover approximately 160 tons of zinc production, which represents approximately 75% of the expected shipments for the period from January 2012 through June 2013. The Company put these hedges in place to help support its liquidity needs during the construction of the new zinc facility and to help support its growth initiatives.
     The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Gains (losses) included in net sales:
Options	$(15,337)	$2,253	$(15,765)	$1,885
Swaps	979	(1,052)	962	(1,229)

	$(14,358)	$1,201	$(14,803)	$656

Gains (losses) included in cost of sales:
Swaps	54	227	(72)	489

Total gains (losses) resulting from hedging activities	$(14,304)	$1,428	$(14,875)	$1,145

     The fair value of the swap contracts and put options as of June 30, 2011 and December 31, 2010 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2011	December 31, 2010
Swaps included in Prepaid expenses and other assets	$985	$984

Options and swaps included in Accrued expenses	$15,236	$—

     The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counter-parties with whom they have entered into substantially identical derivative contracts. The Company also compares the counter-parties valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2011 and December 31, 2010, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

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
NOTE O—CONTINGENCIES
     The Company is subject to federal, state and local laws designed to protect the environment and believes that as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company.
     The Company is party to various litigation, claims and disputes, including labor regulation claims and Occupational Safety and Health Act (“OSHA”) and environmental regulation violations, some of which may be for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.
NOTE P—EARNINGS PER SHARE
     Basic earnings (loss) per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if potentially dilutive common shares had been issued. Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.
     The information used to compute basic and diluted (loss) earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
Basic earnings (loss) per share:	2011	2010	2011	2010
Net income (loss)	$(3,660)	$5,708	$11,104	$12,490
Weighted average shares outstanding — basic	43,684	43,345	43,608	43,340
Basic earnings (loss) per share	$(0.08)	$0.13	$0.25	$0.29

Diluted earnings (loss) per share:
Net income (loss)	$(3,660)	$5,708	$11,104	$12,490
Weighted average shares outstanding — diluted	43,684	43,662	44,268	43,632
Diluted earnings (loss) per share	$(0.08)	$0.13	$0.25	$0.29

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	43,684	43,345	43,608	43,340
Effect of dilutive securities:
Options	—	88	346	89
Restricted stock units	—	229	314	203

Weighted average shares outstanding — diluted	43,684	43,662	44,268	43,632

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Exercise	Three months ended June 30,		Six months ended June 30,
	Price	2011	2010	2011	2010
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	658	1,042	—	1,042
Options	$1.01	138	—	—	—
Restricted Stock Units		736	—	—	—

Total		1,532	1,042	—	1,042

NOTE Q — SEGMENT INFORMATION
     The following table presents information regarding the Company’s segment information:

	Three months ended June 30, 2011				Six months ended June 30,2011
	Horsehead				Horsehead
	Corporation	INMETCO	Other	Total	Corporation	INMETCO	Other	Total
Net sales	$80,001	$16,024	$(234)	$95,791	$173,940	$31,559	$(494)	$205,005
Income (loss) before income taxes	(11,379)	5,766	—	(5,613)	5,635	10,825	—	16,460

	Three months ended June 30, 2010				Six months ended June 30, 2010
	Horsehead				Horsehead
	Corporation	INMETCO	Other	Total	Corporation	INMETCO	Other	Total
Net sales	$87,421	$11,331	$(214)	$98,538	$170,167	$25,778	$(431)	$195,514
Income before income taxes	7,259	2,169	—	9,428	13,701	6,309	—	20,010
NOTE R—MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY
     On July 22, 2010, an explosion occurred at the Company’s Monaca, PA facility which resulted in the complete shutdown of the plant’s refinery operations. Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility was rebuilt. Production operations resumed late in 2010 as these repairs were completed. The Company pursued recovery of the cost of repairs, lost profit and other losses from its zinc oxide and refined metal production during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of March 31, 2011, the Company incurred $17,902 in clean-up, repair and other costs associated with the explosion. The Company submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011.
     The Company had recorded insurance recovery of $19,267 at December 31, 2010, of which $14,276 related to business interruption and $4,991 related to property damage. The estimated allocation of the remaining settlement of $10,347 was $3,248 for business interruption and $7,099 for property damage.
     As of June 30, 2011, the entire insurance recoveries of $29,614 were received in cash.
The costs and insurance recoveries are summarized in the table below.

Total insurance recovery at December 31, 2010	$(19,267)
Insurance recovery recognized during the three months ended March 31, 2011	(10,347)

Final insurance settlement	(29,614)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Three Months ended
March 31, 2011
Insurance recovery recognized during the three months ended March 31, 2011	(10,347)
Cost of clean-up and repairs included in cost of sales of zinc material and other goods	982

Income related to insurance recovery included in cost of sales (excluding depreciation and amortization)	(9,365)
Selling, general and administrative expenses	69

Income related to insurance recovery	$(9,296)

Costs included in finished goods inventories	$170
Costs capitalized	$282
NOTE S—SUBSEQUENT EVENT
     On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of approximately $96,700 and recognized approximately $3,300 in issuance costs in connection with the offering. The Company intends to use the proceeds from the offering, together with cash on hand, for the initial stages of construction of the new zinc facility and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.
     The Convertible Notes will pay interest semiannually on July 1 and January 1 of each year, beginning on January 1, 2012, at a rate of 3.80% per annum and will be convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of 66.667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes, which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances.
     In accordance with the guidance under ASC 815-015 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company will separately account for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The initial measurement will be determined by measuring the fair value of a similar liability that does not have an associated equity component. The carrying amount of the embedded conversion option (the debt discount) will then be determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes. The debt discount will be accreted from the date of issuance to the stated redemption date using the interest method as required by APB Opinion No. 21. Costs associated with the issuance will be allocated to the liability and equity components in proportion to the allocation of the proceeds of the Convertible Notes and will be accounted for as debt issuance costs or equity issuance costs.

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
          While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc and nickel-based products using nearly 100% recycled materials, including metal recovered from our EAF dust and nickel-bearing waste recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2008, we began construction of a new EAF dust processing facility located in South Carolina. We placed the first of two kilns into production in April 2010 and the second in September 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
     Strategic Investments
          During the first quarter of 2011, we announced the completion of a preliminary feasibility study to construct a zinc plant capable of producing in excess of 150,000 tons per year based on state-of-the-art “green” technology. The goals of the proposed plant would be to produce zinc at much lower costs, to significantly reduce air emissions and to provide opportunities for us to serve the broader market for special high grade zinc and the continuous galvanizing market, in addition to our traditional zinc markets. We are actively pursuing our plans to construct the new zinc facility. Total capital expenditures for the construction of the new zinc facility are currently estimated to range from $350 million to $375 million. Site evaluations and negotiations continue regarding the final location for the new zinc facility. A primary site has been identified for engineering design purposes. We currently plan to announce site selection and submit environmental permit applications during the third quarter of 2011, and we hope to begin construction before the end of the year. We currently intend to continue operating our existing smelter until such time as the new zinc facility has achieved its targeted run-rate.
          On July 27, 2011, we issued $100 million of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. We received net proceeds of approximately $96.7 million and recognized approximately $3.3 million in issuance costs in connection with the offering. We intend to use the proceeds from the offering, together with cash on hand, for the initial stages of construction of the new zinc facility and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.
          Recent Developments
We disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011. that six of our seven union labor contracts were set to expire during 2011. During 2011, we negotiated new multi year contracts with four of the six unions. During the three months ended June 30, 2011, we recorded in cost of sales a one time charge of approximately $2.2 million relating to signing bonuses for three of these contract renewals. In June 2011, we announced that we would be temporarily idling the Monaca, Pennsylvania power plant in the fall of 2011. We extended that labor contract through the fall but do not intend to renew that contract beyond its extension period. The remaining labor contract expires in December of 2011 and covers three employees.
     Economic Conditions and Outlook
          Our quarterly zinc product shipment levels for the three months ended June 30, 2011 continued to improve over the quarterly shipment levels for the first three months of 2011 and the year ended 2010. The improvement reflects the continued strengthening of the economy and our efforts to expand our shipments of zinc metal beyond our traditional markets. Our zinc smelting facility and our recycling plants operated at near-capacity during the first six months of 2011.
     Factors Affecting Our Operating Results
          Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend greatly on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2011, represented approximately 73% of our raw materials, are not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010. During the six months ended June 30, 2011, the monthly average zinc price continued to rise from 2010 through the first quarter of 2011, then decreased during the second quarter by approximately 5% from the monthly average zinc price for the month of March 2011 as compared to the monthly average zinc price for the month of June 2011.
          Average monthly, daily and yearly LME zinc prices for the years 2004 through 2010 and the six months ended June 30, 2011 were as follows:

								Six months ended
LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	June 30, 2011
Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.98

Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.95
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$1.05
          For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound. For the six months ended June 30, 2010, LME nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.62 per pound. For the six months ended June 30, 2011, LME average nickel prices ranged from $9.71 per pound to $13.17 per pound and averaged $11.60 per pound.
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

          In June 2011, we entered into call and put option hedging arrangements for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound of $0.85, $1.20, and $1.81, respectively. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. The hedges cover approximately 160,000 tons of zinc production, which represents approximately 75% of the expected shipments for the period from January 2012 through June 2013. We put these hedges in place to help support our liquidity needs during the construction of the new zinc facility and to help support our growth initiatives.
          Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products, as well as from the collection and recycling of EAF dust. Demand for our products increased during the first six months of 2011 as our smelting facility and INMETCO operated at near-capacity during the six months ended June 30, 2011, partially reflecting our efforts to expand our zinc products beyond our traditional markets. Our production of zinc products for the first six months of 2011 was increased to an annual rate of 139,000 tons from 124,000 tons for 2010.
          Weekly steel production continued the gradual upward trend from 2010 through the first six months of 2011 thereby increasing the amount of EAF dust generated. We also began operations of our first kiln at our Barnwell, South Carolina facility in April of 2010 and the second kiln in September of 2010 which allowed us to increase the quantity of EAF dust processed.
          The table below illustrates historical production and sales volumes and revenues for zinc products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six Months Ended		Year Ended		Six Months Ended		Year Ended
	June 30,		December 31,		June 30,		December 31,
	2011	2010	2010	2009	2011	2010	2010	2009
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	74	70	137	118	$2,126	$2,008	$1,976	$1,529
EAF Dust	269	273	532	409	$69	$72	$74	$80
Nickel-based products	14	13	27	25	$1,973	$1,744	$1,768	$1,453
          Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first six months of 2011, approximately 19% of our production costs were purchased-feedstock-related, compared to 25% for the first six months of 2010. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price we pay for the purchased feed, which is expressed as a percentage of the LME average zinc price. We purchase our purchased feedstock at a discount to the LME price of zinc. The decrease reflects our efforts to increase the use of EAF dust-based feedstock. The remaining 81% of our production costs in the first six months of 2011 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.
          We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. No LCM adjustment was recorded in the first two quarters of 2011 or 2010.
          Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, costs associated with acquisitions, other administrative expenses, including expenses relating to logistics and information systems, legal and accounting expense, and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in selling prices.

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
          Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca, Pennsylvania power plant uses coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In June 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility at rates lower than the cost at which we are currently able to produce power on-site, which has led to our decision to temporarily idle our Monaca, Pennsylvania power plant this fall.
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
Summary of Critical Accounting Policies and Estimates
          Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2011, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2011 and for the three and six months ended June 30, 2011 and 2010. Certain of these accounting policies are described below.
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
          We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third-party counter-parties with whom we have entered into substantially identical derivative contracts. We also compare these counter-party valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets.
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
          In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company does not believe that the adoption of the amended guidance will have significant effect on its consolidated financial statements.
     Impairment
          We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We examined our assets as of June 30, 2011 and found no events that would suggest a potential impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.
Results of Operations
          The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	95.1	81.0	81.8	80.3
Depreciation and amortization	5.6	4.3	5.2	4.5
Selling, general and administrative expenses	5.1	5.1	4.9	5.0

Income (loss) from operations	(5.8)	9.6	8.1	10.2
Interest expense	0.3	0.3	0.3	0.3
Interest and other income	0.2	0.2	0.2	0.3

Income (loss) before income taxes	(5.9)	9.5	8.0	10.2
Income tax provision (benefit)	(2.1)	3.7	2.6	3.8

Net income (loss)	(3.8)%	5.8%	5.4%	6.4%

          The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Options Settlement Periods
	2010	2011	2012	2013	Swaps	Total

Fair Value December 31, 2009	$737	$—	$—	$—	$1,157	$1,894
Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(228)	(228)
Gain (loss) on settlements of closed positions	—	—	—	—	(34)	(34)
Mark to market adjustment on open positions	(368)	—	—	—	119	(249)

Fair Value March 31, 2010	369	—	—	—	1,014	1,383
Purchases	—	882	—	—	—	882
Settlements of closed positions	—	—	—	—	(74)	(74)
Gain (loss) on settlements of closed positions	(1)	—	—	—	(209)	(210)
Mark to market adjustment on open positions	813	1,441	—	—	(616)	1,638

Fair Value June 30, 2010	1,181	2,323	—	—	115	3,619
Purchases	—	1,307	—	—	—	1,307
Settlements of closed positions	—	—	—	—	(439)	(439)
Gain (loss) on settlements of closed positions	(214)	—	—	—	452	238
Mark to market adjustment on open positions	(962)	(2,668)	—	—	461	(3,169)

Fair Value September 30, 2010	5	962	—	—	589	1,556
Purchases	—	585	—	—	—	585
Settlements of closed positions	—	—	—	—	233	233
Gain (loss) on settlements of closed positions	(5)	—	—	—	(532)	(537)
Mark to market adjustment on open positions	—	(968)	—	—	115	(853)

Fair Value December 30, 2010	—	579	—	—	405	984
Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(225)	(225)
Gain (loss) on settlements of closed positions	—	(1)	—	—	(109)	(110)
Mark to market adjustment on open positions	—	(427)	—	—	(34)	(461)

Fair Value March 31, 2011	—	151	—	—	37	188
Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(135)	(135)
Gain (loss) on settlements of closed positions	—	—	—	—	69	69
Mark to market adjustment on open positions	—	(117)	(10,288)	(4,931)	963	(14,373)

Fair Value June 30, 2011	$—	$34	$(10,288)	$(4,931)	$934	$(14,251)

          A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the periods indicated are listed in the table below.

	2009		2010		2011
Average LME zinc price	December 31	March 31	June 30	December 31	March 31	June 30

Three months ended	$1.00	$1.04	$0.92	$1.05	$1.09	$1.02
Year-to-date	$0.75	$1.04	$0.98	$0.98	$1.09	$1.05

     Three Months Ended June 30, 2011 Compared with Three Months Ended June 30, 2010
          Consolidated net sales. Consolidated net sales decreased $2.7 million, or 2.8%, to $95.8 million for the three months ended June 30, 2011 compared to $98.5 million for the three months ended June 30, 2010. Net sales for the three months ended June 30, 2011 includes non-cash mark-to market charges of $15.2 million related to the recently completed hedging transactions for 2012 and 2013. Excluding the non-cash mark-to market charges of the recently completed hedging transactions, consolidated net sales increased $12.5 million, or 12.7%, to $111.0 million. The increase includes a $7.8 million increase in net sales for Horsehead Corporation (“Horsehead”) and a $4.7 million increase in net sales for INMETCO.
          Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $11.3 million, or 14.1%, to $91.1 million for the three months ended June 30, 2011 compared to $79.8 million for the three months ended June 30, 2010. The increase includes a $10.3 million increase in cost of sales for Horsehead and a $1.0 million increase for INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 95.1% for the three months ended June 30, 2011. Excluding the non-cash mark-to market charges of the recently completed hedging transactions included in net sales, consolidated cost of sales was 82.1% of net sales compared to 81.0% for the three months ended June 30, 2010.
          Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $1.1 million, or 25.9%, to $5.3 million for the three months ended June 30, 2011 compared to $4.2 million for the three months ended June 30, 2010. The increase reflects depreciation on the Barnwell facility, which began operations in April 2010.
          Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses decreased $0.1 million, or 1.8%, to $4.9 million for the three months ended June 30, 2011 compared to $5.0 million for the three months ended June 30, 2010. Horsehead related costs remained the same as in 2010. INMETCO selling, general and administrative costs decreased $0.1 million.
          Consolidated income tax provision (benefit). Our consolidated income tax provision (benefit) was $(2.0) million for the three months ended June 30, 2011 compared to $3.7 million for the three months ended June 30, 2010. Our estimated annual effective tax rate for 2011 changed from 33.1% as of March 31, 2011 to 32.5% as of June 30, 2011. The change in the annual rate primarily reflects the combined effect of a reduction in our projected pre-tax income for 2011 and the related impact of permanent differences. The change in the annual rate was reflected in our effective rate for the three months ended June 30, 2011. Out effective tax (benefit) rates were (34.8)% for the three months ended June 30, 2011 and 39.5% for the three months ended June 30, 2010.
          Consolidated net income (loss). For the reasons stated above, our consolidated net loss was $(3.7) million for the three months ended June 30, 2011, which includes a loss from non-cash mark-to market charges of $9.9 million related to the recently completed hedging transactions for 2012 and 2013. Excluding the non-cash market charges of the recently completed hedging transactions, consolidated net income increased $0.6 million to $6.3 million.
Business Segments
Horsehead Corporation
          Net sales. Net sales decreased $7.4 million, or 8.5%, to $80.0 million for the three months ended June 30, 2011 compared to $87.4 million for the three months ended June 30, 2010. Net sales for the three months ended June 30, 2011 includes non-cash mark-to market charges of $15.2 million related to the recently completed hedging transactions for 2012 and 2013. Excluding the non-cash market charges of the recently completed hedging transactions, net sales increased $7.8 million, or 8.9%, to $95.2 million. The increase was a result of a $1.7 million increase in sales volume primarily reflecting increases in shipments of zinc metal offset by decreases in shipments of zinc oxide, a $5.7 million increase in price realization due to a higher average LME zinc price for the second quarter of 2011 compared to the second quarter of 2010 and an increase of $1.3 million in our co-product and miscellaneous sales. Net sales during the three months ended June 2011 was increased by favorable non-cash adjustments relating to our hedging activities of $0.3 million, excluding the non-cash charge of $15.2 million related to our recently completed hedging. Net sales during the three months ended June 30, 2010 included $1.2 million of favorable non-cash adjustments relating to our hedging activities.
          Zinc product shipments were 37,688 tons for the three months ended June 30, 2011, or 34,788 tons on a zinc contained basis, compared to 36,860 tons, or 33,199 tons on a zinc contained basis, for the three months ended June 30, 2010. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.13 per pound for the three months ended June 30, 2011 compared to $1.08 per pound for the three months ended June 30, 2010. The increase reflects a 11.5% increase in the average LME zinc price for the three months ended June 30, 2011 compared to the three months ended June 30, 2010.
          Net sales of zinc metal increased $13.4 million, or 38.4%, to $48.3 million for the three months ended June 30, 2011 compared to $34.9 million for the three months ended June 30, 2010. The increase was primarily due to a $8.8 million increase in sales volume and a $4.6 million increase in price realization. The increase in sales volume reflects the gradual improvement in demand for our products that began in late 2009 and continued into 2011 and our continued efforts to increase shipments of zinc metal beyond our traditional markets. The increase in price realization was due to a higher average LME zinc price for 2011 versus 2010, partially offset by a decrease in the average premium to the LME on zinc metal sold in 2011 compared to 2010.
          Net sales of zinc oxide decreased $6.3 million, or 17.5%, to $29.6 million for the three months ended June 30, 2011, compared to $35.9 million for the three months ended June 30, 2010. The decrease was primarily due to a $7.5 million decrease in sales volume offset by a $1.1 million increase in price realization due to a higher average LME zinc price for the three months ended June 30, 2011 compared to the same period in 2010. Second quarter 2011 shipments remained relatively flat compared to the first quarter of 2011 as we continue to resume commercial relationships with our customers following the restart of the Monaca, Pennsylvania refinery in the fourth quarter of 2010. The $1.1 million increase in price realization for the three months ended June 30, 2011 compared to June 30, 2010 reflects the increase of the average LME zinc prices and the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices which were significantly higher than the current months.
          Net sales of zinc and copper-based powders increased $1.3 million, or 36.1%, to $4.9 million for the three months ended June 30, 2011 compared to $3.6 million for the three months ended June 30, 2010. The increase was attributable to both shipment volume and price, most notably in our copper-based powders.
          Revenues from EAF dust recycling decreased $0.9 million, or 8.4%, to $9.3 million for the three months ended June 30, 2011 compared to $10.2 million for the three months ended June 30, 2010. The decrease was primarily attributable to a decrease of $0.8 million in price realization. Our price realization per ton decreased 7.6% for the three months ended June 30, 2011 as compared to the three months ended June 30, 2010. EAF dust receipts for the three months ended June 30, 2011 were 136,352 tons compared to 137,578 tons for the three months ended June 30, 2010. EAF dust receipts increased approximately 3% for the three months ended June 30, 2011 as compared to the three months ended March 31, 2011. According to data from the American Iron and Steel Institute, reported steel production remained relatively the same at approximately 75% for the three months ended June 30, 2011 compared to the three months ended March 31, 2011.
          Cost of sales (excluding depreciation and amortization). Cost of sales increased $10.2 million to $82.4 million for the three months ended June 30, 2011, compared to $72.2 million for the three months ended June 30, 2010. As a percentage of net sales, excluding the non-cash mark-to market charges of the recently completed hedging transactions during the three months ended June 30, 2011, cost of sales, as a percentage of net sales, was 86.8% and 82.6% for the three months ended June 30, 2011 and 2010, respectively.
          The cost of zinc material and other products sold increased $10.6 million, or 16.1%, to $76.2 million for the three months ended June 30, 2011 compared to $65.7 million for the three months ended June 30, 2010. The increase was primarily a result of a net $1.9 million increase in shipment volume, a $10.7 million increase in the cost of products shipped, offset by a $0.5 million decrease in recycling and other costs and the reversal of an environmental reserve of $1.5 million. Conversion costs for the second quarter of 2011 and 2010 reflect a six furnace operation and a slight decrease in production levels for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. This decrease was due primarily to two unplanned outages totaling 13 days in which we operated only 5 of our 6 smelting furnaces. The decrease in production volume was compounded by an increase of $3.8 million in energy costs, the majority of which resulted from an increase in the cost of coke and electricity, a $3.4 million increase in labor costs which was primarily due to a one time charge of approximately $2.2 million related to signing bonuses for several union contract renewals which occurred during the three months ended June 30, 2011, and a $1.1 million increase in maintenance costs. The conversion costs were partially offset by a decrease in purchased feed costs of $3.7 million and a decrease in the cost of purchased feeds we pay expressed as a percentage of the LME. The decrease in our purchased feed costs also reflects a 14.1% decrease in the number of tons of purchased feed consumed. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.

          The cost of EAF dust services decreased $0.3 million, or 4.9%, to $6.2 million for the three months ended June 30, 2011 from $6.5 million for the three months ended June 30, 2010. The decrease in cost reflects a $0.3 million decrease in transportation costs.
          Income (loss) before income taxes. For the reasons stated above, loss before income taxes, including the effect of the non-cash mark-to market charges of the recently completed hedging transactions, was $(11.4) million for the three months ended June 30, 2011. Excluding the effect of the non-cash mark-to market charges, net income before income taxes was $3.8 million compared to operating income of $7.3 million for the three months ended June 30, 2010.
INMETCO
          Net sales. Net sales increased $4.7 million, or 41.4%, to $16.0 million for the three months ended June 30, 2011 compared to $11.3 million for the three months ended June 30, 2010. The increase was due primarily to a higher LME average nickel price for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, higher shipment volume of 14.5% and non-cash favorable mark-to market adjustments of $0.5 million. Shipment volume increased partially due to planned maintenance during May 2010 which reduced shipments during the three months ended June 30, 2010.
          Cost of sales (excluding depreciation and amortization) Cost of sales increased $1.0 million, or 13.6%, to $8.7 million for the three months ended June 30, 2011 compared to $7.6 million for the three months ended June 30, 2010. The increase was due to an increase in shipment volume as compared to the second quarter of 2010.
          Income before income taxes. For the reasons stated above, income before income taxes increased $3.6 million to $5.8 million for the three months ended June 30, 2011.
     Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010
          Consolidated net sales. Consolidated net sales increased $9.5 million, or 4.9%, to $205.0 million for the six months ended June 30, 2011 compared to $195.5 million for the six months ended June 30, 2010. Net sales for the six months ended June 30, 2011 includes non-cash mark-to market charges of $15.2 million related to the recently completed hedging transactions for 2012 and 2013. Excluding the non-cash mark-to market charges of the recently completed hedging transactions, consolidated net sales increased $24.7 million, or 12.6%, to $220.2 million. The increase includes a $18.9 million increase in net sales for Horsehead Corporation (“Horsehead”) and a $5.8 million increase in net sales for INMETCO.
          Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $10.8 million, or 6.9%, to $167.8 million for the six months ended June 30, 2011 compared to $157.0 million for the six months ended June 30, 2010. Cost of sales for the six months ended June 30, 2011 includes a benefit from business interruption and property damage insurance recoveries totaling $10.3 million offset by additional costs of repairs and clean-up totaling $1.0 million relating to the explosion at our Monaca refinery in July 2010. Excluding the additional costs and insurance recoveries associated with the explosion, consolidated cost of sales increased $20.2 million, or 12.9%, to $177.2 million. The increase includes a $19.3 million increase in cost of sales for Horsehead and a $0.9 million increase for INMETCO. As a percentage of consolidated net sales, excluding the non-cash mark-to market charges of the recently completed hedging transactions included in consolidated net sales and excluding the additional costs and insurance recoveries associated with the explosion included in cost of sales, both adjustments relating to the six months ended June 30, 2011, consolidated cost of sales was 80.4% for the six months ended June 30, 2011 compared to 80.3% for the six months ended June 30, 2010.
          Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $1.8 million, or 20.7%, to $10.6 million for the six months ended June 30, 2011 compared to $8.8 million for the six months ended June 30, 2010. The increase primarily reflects depreciation on the Barnwell facility, which began operations in April 2010.
          Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.4 million, or 3.8%, to $10.1 million for the six months ended June 30, 2011 compared to $9.7 million for the six months ended June 30, 2010. Horsehead related costs increased $0.3 million, primarily reflecting increases in labor costs, bad debt expense, and non-cash stock-based compensation expense. INMETCO selling, general and administrative costs increased $0.1 million.

          Consolidated income tax provision. Our consolidated income tax provision was $5.4 million for the six months ended June 30, 2011 compared to $7.5 million for the six months ended June 30, 2010. Our estimated annual effective tax rate for 2011 changed from 33.1% as of March 31, 2011 to 32.5% as of June 30, 2011. The change in the annual rate primarily reflects the combined effect of a reduction in our projected pre-tax income for 2011 and the related impact of permanent differences. Our effective tax rate was 37.6% for the six months ended June 30, 2010.
          Consolidated net income. For the reasons stated above, our consolidated net income was $11.1 million for the six months ended June 30, 2011, which includes income of $6.3 million relating to the insurance recovery from the explosion at our Monaca refinery in July 2010 and non-cash mark-to market charges of the recently completed hedging transactions of $10.3 million compared to net income of $12.5 million for the six months ended June 30, 2010. Excluding the benefit and related costs from the insurance recovery and non-cash mark to market charges of the recently completed hedging transactions, consolidated net income increased $2.6 million to $15.1 million.
Business Segments
Horsehead Corporation
          Net sales. Net sales increased $3.8 million, or 2.2%, to $173.9 million for the six months ended June 30, 2011 compared to $170.2 million for the six months ended June 30, 2010. Net sales for the six months ended June 30, 2011 includes non-cash mark-to market charges of $15.2 million related to the recently completed hedging transactions for 2012 and 2013. Excluding the non-cash market charges of the recently completed hedging transactions, net sales increased $18.9 million, or 11.2%, to $189.2 million. The increase was a result of a $8.5 million increase in sales volume primarily reflecting increases in shipments of zinc metal offset by decreases in shipments of zinc oxide, a $9.0 million increase in price realization due to a higher average LME zinc price for the first six months of 2011 compared to the first six months of 2010 and an increase of $2.3 million in our co-product and miscellaneous sales. Net sales during the six months ended June 2011 was decreased by non favorable non-cash adjustments relating to our hedging activities of $0.4 million, excluding the non-cash charge related to our recently completed hedging, compared to a favorable non-cash adjustment of $0.5 million for the six months ended June 30, 2010.
          Zinc product shipments were 74,149 tons for the six months ended June 30, 2011, or 68,343 tons on a zinc contained basis, compared to 70,268 tons, or 63,317 tons on a zinc contained basis, for the six months ended June 30, 2010. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark-to market adjustments of our open hedge positions, was $1.15 per pound for the six months ended June 30, 2011 compared to $1.11 per pound for the six months ended June 30, 2010. The increase reflects a 7.8% increase in the average LME zinc price for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
          Net sales of zinc metal increased $26.1 million, or 36.9%, to $96.8 million for the six months ended June 30, 2011 compared to $70.7 million for the six months ended June 30, 2010. The increase was primarily due to a $19.1 million increase in sales volume and a $7.0 million increase in price realization. The increase in sales volume reflects the gradual improvement in demand for our products that began in late 2009 and continued into 2011 and our continued efforts to increase shipments of zinc metal beyond our traditional markets. The increase in price realization was due to a higher average LME zinc price for 2011 versus 2010, and an increase in the average premium to the LME on zinc metal sold in 2011 compared to 2010.
          Net sales of zinc oxide decreased $9.9 million, or 14.3%, to $59.3 million for the six months ended June 30, 2011, compared to $69.2 million for the six months ended June 30, 2010. The decrease was primarily due to an $11.4 million decrease in sales volume. We are continuing to resume commercial relationships with our customers following the restart of the Monaca, Pennsylvania refinery in the fourth quarter of 2010. A $1.5 million increase in price realization for the six months ended June 30, 2011 compared to June 30, 2010 reflects the increase of the average LME zinc prices and the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices which were significantly higher than the more current months.
          Net sales of zinc and copper-based powders increased $2.5 million, or 36.2%, to $9.4 million for the six months ended June 30, 2011 compared to $6.9 million for the six months ended June 30, 2010. The increase was attributable to both shipment volume and price, most notably in our copper-based powders.
          Revenues from EAF dust recycling decreased $1.1 million, or 5.6%, to $18.5 million for the six months ended June 30, 2011 compared to $19.6 million for the six months ended June 30, 2010. The decrease was primarily attributable to a $0.8 million decrease in price realization as our price realization per ton decreased 2.6% for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010. EAF dust receipts for the six months ended June 30, 2011 were 268,727 tons compared to 272,666 tons for the six months ended June 30, 2010. According to data from the American Iron and Steel Institute, reported steel production increased approximately 5.4% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
          Cost of sales (excluding depreciation and amortization). Cost of sales increased $9.9 million to $150.3 million for the six months ended June 30, 2011, compared to $140.4 million for the six months ended June 30, 2010. As a percentage of net sales, excluding the non-cash mark-to market charges of $15.2 million of the recently completed hedging transactions during the six months ended June 30, 2011 and excluding the benefit from additional costs and insurance recoveries from the explosion at our Monaca refinery of $9.3 million included in cost of sales for the six months ended June 30, 2011, cost of sales was 84.4% and 82.7% for the six months ended June 30, 2011 and 2010, respectively.
          The cost of zinc material and other products sold, excluding the insurance recoveries and additional costs of $9.3 million included in cost of sales for the six months ended June 30, 2011, increased $19.4 million, or 15.2%, to $147.4 million for the six months ended June 30, 2011 compared to $128.0 million for the six months ended June 30, 2010. The increase was primarily a result of a net $7.3 million increase in shipment volume, a $17.9 million increase in the cost of products shipped, offset by a $4.3 million decrease in recycling and other costs and the reversal of an environmental reserve of $1.5 million. Conversion costs for the six months ended June 30, 2011 and the three months ended June 30, 2010 reflect a six furnace operation in 2011 compared to a five furnace operation for the majority of the first quarter of 2010. This reflects an increase in production levels for the first six months of 2011 of 6.0% compared to first six months of 2010. The increase in production volume was offset by an increase of $10.6 million in energy costs, the majority of which resulted from an increase in the cost of coke and electricity, a $5.0 million increase in labor costs which was primarily due to a one time charge of approximately $2.2 million related to signing bonuses for several union contract renewals which occurred during the six months ended June 30, 2011, a $1.3 million increase in maintenance costs and a $2.1 million increase in services. The conversion costs were partially offset by a decrease in purchased feed costs of $5.1 million and a decrease in the cost of purchased feeds we pay expressed as a percentage of the LME. The decrease in our purchased feed costs also reflects a 13.0% decrease in the number of tons of purchased feed consumed. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.
          The cost of EAF dust services decreased $0.1 million, or 0.9%, to $12.3 million for the six months ended June 30, 2011 from $12.4 million for the six months ended June 30, 2010. The decrease primarily reflects a $0.2 million increase in volume offset by a $0.1 million increase in transportation costs.
          Income before income taxes. For the reasons stated above, income before income taxes, which includes a net benefit of $9.3 million related to insurance recoveries less additional costs associated with the explosion at our Monaca plant and includes non-cash mark-to market charges of $15.2 million related to the recently completed hedging transactions, decreased $8.1 million to $5.6 million for the six months ended June 30, 2011, compared to operating income of $13.7 million for the six months ended June 30, 2010. Excluding the additional costs and benefit received from insurance and non-cash mark-to market charges of the recently completed hedging transactions, operating income was $11.6 million for the six months ended June 30, 2011, a decrease of $2.1 million from the six months ended June 30, 2010.
INMETCO
          Net sales. Net sales increased $5.8 million, or 22.4%, to $31.6 million for the six months ended June 30, 2011 compared to $25.8 million for the six months ended June 30, 2010. The increase was due primarily to a higher LME average nickel price for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, higher shipment volume of 5.3% and non-cash favorable mark-to market adjustments of $0.5 million. Shipment volume increased over the prior year partially due to planned maintenance during May 2010 which reduced shipments during the six months ended June 30, 2010.
          Cost of sales (excluding depreciation and amortization) Cost of sales increased $0.9 million, or 5.5%, to $17.5 million for the six months ended June 30, 2011 compared to $16.6 million for the six months ended June 30, 2010. The increase was due to an increase in shipment volume as compared to the six months ended June 30, 2010.
          Income before income taxes. For the reasons stated above, income before income taxes increased $4.5 million to $10.8 million for the six months ended June 30, 2011.

Liquidity and Capital Resources
          We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Our cash is not restricted with the exception of $23.9 million related to the following two items. The first is the financial assurance associated with the ESOI customer contracts purchased by us in 2009, and the second is the collateral for our letters of credit, all of which are described in our annual report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011. In June 2011, we entered into call and put option hedging arrangements for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. These hedges cover approximately 75% of our expected shipments for the period from January 2012 through June 2013. As a result of these hedges, we could be subject to potential margin calls if the forward zinc prices increase prior to settlement. In the event of a margin call, counterparty unsecured credit would apply first. After the use of the credit that they provide, we would be required to put cash on deposit with the counterparty as security for eventual settlement of the hedge positions. This deposit would be classified as a restricted asset. At June 30, 2011, we were not required to put any cash on deposit with the counterparty. We believe our cash balance is sufficient to satisfy our liquidity and capital requirements for the next twelve months. We further believe we could obtain a new credit facility and reduce our capital requirements, if necessary, to maintain liquidity. Our ability to continue to fund these requirements may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report, including the impact on our continuing operations of the explosion that occurred at our Monaca, Pennsylvania facility in July 2010, or in the materials incorporated herein by reference.
     June 30, 2011
          Our balance of cash and cash equivalents at June 30, 2011, excluding $23.9 million of restricted cash, was $129.5 million, a $19.9 million increase from the December 31, 2010 balance of $109.6 million. It is concentrated in three U.S. banks.
     On July 27, 2011, we issued $100 million of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. We received net proceeds of approximately $96.7 million and recognized approximately $3.3 million in issuance costs in connection with the offering. We intend to use the proceeds from the offering, together with cash on hand, for the initial stages of construction of the new zinc facility and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.
     Cash Flows from Operating Activities
          Our operations provided a net $28.0 million in cash for the six months ended June 30, 2011, reflecting the higher overall operating performance during the six months ended June 30, 2011, insurance proceeds from the explosion at our Monaca facility in July 2010, a $4 million income tax refund for the 2010 tax year, the strengthening of the LME average prices of zinc and nickel during the period as well as the general improvement in the overall economy. These factors also contributed to the increase in accounts receivable and inventory during the quarter.
          Our investment in working capital was $185.2 million at June 30, 2011 and $170.1 million at December 31, 2010. The increase in our accounts receivable reflects the resumption of shipments of zinc oxide during the first quarter of 2011, which was interrupted in the second half of 2010. Investment in inventory increased 5.0% and zinc tons in inventory increased 24.8% at June 30, 2011 compared to December 31, 2010. This increase is a result of a 6.0% increase in zinc tons produced during the six months ended June 30, 2011 compared to the six months ended June 30, 2010.
          During the six months ended June 30, 2011, we recorded an additional $10.3 million in recoveries for business interruption and property damage insurance relating to the July 2010 explosion at our Monaca facility. This amount represents the final settlement of the claim. We received cash payments of $9.5 million during the first quarter of 2011 and in April 2011, we received the final $9.1 million payment for the settlement of the claim.

     Cash Flows from Investing Activities
          Cash used in investing activities was $10.2 million for the six months ended June 30, 2011. Capital expenditures were $12.7 million. We funded capital expenditures with cash on hand.
          During the first quarter of 2011, restricted cash totaling $2.5 million was released from escrow, $1.5 million was related to reduced collateral requirements under the ESOI purchase agreement and $1.0 million was the final amount to be received under the provisions of the New Markets Tax Credit program related to the financing and development of the Barnwell site.
     Cash Flows from Financing Activities
          Cash provided by investing activities included proceeds of $2.4 million from the exercise of 182 stock options during the six months ended June 30, 2011.
     Off-Balance Sheet Arrangements
          Our off-balance sheet arrangements include operating leases and letters of credit. As of June 30, 2011, we had letters of credit outstanding in the amount of $20.4 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our three facilities in Pennsylvania. These letters of credit are collateralized by $21.4 million in restricted cash.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
          In the ordinary course of our business, we are exposed to potential losses arising from changes in the prices of zinc, copper, nickel, lead, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc, copper, nickel and lead through 2011, 2012 and 2013. In June 2011, we entered into call and put option hedging arrangements for 2012 and 2013 for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. As a result of these hedges, we could be subject to potential margin calls if the forward zinc prices increase prior to settlement. We put these hedges in place to help support our liquidity needs during the construction of the new zinc facility and to help support our growth initiatives.
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
          In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010. The cost of the options was $5.3 million and they have a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of our anticipated sales volume for 2010. In 2010, we purchased put options for approximately 99,000 tons of zinc for 2011 having a strike price of $0.65 per pound. The purchases represent approximately 70% of our expected zinc production in 2011. We also sold put options for approximately 35,000 tons of zinc for the last six months of 2011 having a strike price of $0.55 per pound. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The cost of the options purchased was $3.0 million and the cost of the options sold was $0.2 million. These options are included in “Accrued Hedge Contracts” in our consolidated financial statements.
          As of December 31, 2010, we were party to contracts for the purchase and delivery of the coal requirements for our power plant in Monaca through 2011. We were party to a similar contract in 2010. In June 2011, we also entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility this fall. We expect to sell any remaining coal obligations under this contract to third parties. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.
          In June 2011, we entered into call and put option hedging arrangements for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound of $0.85, $1.20, and $1.81, respectively. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. The hedges cover approximately 160,000 tons of zinc production, which represents approximately 75% of the expected shipments for the period from January 2012 through June 2013. We put these hedges in place to help support our liquidity needs during the construction of the new zinc facility and to help support our growth initiatives. These options are included in “Accrued Hedge Contracts” in our consolidated financial statements.
Item 4. Controls and Procedures.
          (a) Evaluation of disclosure controls and procedures.
          Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of June 30, 2011.
          (b) Changes in internal control over financial reporting
          During the quarter ending June 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
          Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 16, 2011. We have updated our risk factors as stated below to address the effect on our business of the new zinc facility and the Convertible Notes issued on July 27, 2011.
          We may not have sufficient funds to enable us to construct the new zinc facility.
          We intend to use the net proceeds from the sale of the Convertible Notes, together with cash on hand, to fund the initial stages of construction of the new zinc facility. We may require additional financing to complete the construction of the new zinc facility, and we may not have access to such funding on acceptable terms or at all. The budgets we have prepared for the new zinc facility are preliminary in nature and are based on preliminary projections, conceptual drawings and schedule estimates, all of which are subject to change as we continue to refine and develop our plans. Increases in the costs of constructing the new zinc facility or other unforeseen circumstances could require us to obtain additional financing, which we may not be able to obtain on acceptable terms or at all. If we cannot construct the new zinc facility, it could frustrate our business strategies and negatively impact our liquidity, financial conditions or operations.
          We may experience delays in the construction of, or be unable to construct, the new zinc facility, which could harm our profitability.
          All construction and development projects are potentially subject to delays in completion (whether caused by us or by factors beyond our control), technological challenges (particularly in the case of the construction of the new zinc facility, which relies on advanced technology), shortages of raw materials, poor workmanship, disruption of our existing operations, shortages of skilled construction labor, injuries sustained by workers or patrons on the job site, and cost or budget overruns. In addition, the new zinc facility will require numerous and potentially difficult-to-obtain permits, licenses and approvals from federal, state and local governmental entities. Even if we are awarded all of the necessary permits, they may be subject to appeal or later revoked. Furthermore, we will be subject to risks related to the integration of the new zinc facility into our operations, both during the planning and implementation stages of its construction. If these risks materialize, we may experience delays in the construction of, or be unable to construct, the new zinc facility, which could negatively impact our future business and results of operations.
          The projected benefits from the new zinc facility may fail to materialize.
          The benefits that we project to receive from the new zinc facility are based on numerous assumptions, and if these assumptions are incorrect, it could negatively impact such projected benefits. The technology that we plan to use at this new zinc facility has only been implemented in a limited number of production environments, and our assumptions with regards to this technology may be incorrect. For example, the feed materials we intend to use and some aspects of the technology in the new zinc facility have not been tested on a production scale or the equipment in the new zinc facility may not be operated in exactly the same manner as the other production environments. This could decrease the amount of SHG zinc, as well as other metals, that we are able to recover using the technology at the new zinc facility, which would increase the cost of the products that we expect to produce. We may also not be able to realize the reduced recycling costs or the logistical benefits that come from directly converting Waelz oxide to SHG zinc. If we are unable to successfully utilize the technology that we currently plan to use at the new zinc facility, we may not be able to fully realize the benefits that we expect from this new facility or we may be required to invest in additional equipment to realize these benefits. Further, we may be unable to penetrate the market for the SHG zinc that we plan to produce. Finally, the projected benefits at the new zinc facility are based on numerous other assumptions, including the recovery rate and prices of zinc and the other metals we expect to recover, energy consumption requirements, energy prices, the number of employees required to operate the new zinc facility and labor and maintenance costs at the new zinc facility. If any of our assumptions are incorrect, we may not realize the anticipated benefits from the new zinc facility, which could negatively impact our future business and results of operations.

          Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the notes or other debt we may occur.
          Our ability to make scheduled payments of the principal or pay interest on or to refinance the Convertible Notes or other indebtedness we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes or other debt obligations we may incur.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
          [None]
Item 3. Defaults Upon Senior Securities.
          [None]
Item 4. (Removed and Reserved)
Item 5. Other Information.
          [None]
Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification by James M. Hensler, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Scherich, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.
/s/ James M. Hensler
By: James M. Hensler
Its: President and Chief Executive Officer

     This report has been signed by the following persons in the capacities indicated on August 9, 2011.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	August 9, 2011

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	August 9, 2011