Form 10-Q
period 2011-09-30
Horsehead Holding Corp
filed 2011-11-09
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of November 7, 2011 was 43,696,461.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel-based products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to obtain sufficient funds to construct the new zinc facility, including accessing capital markets; our ability to service our debt; our ability to construct and operate the new zinc facility; our ability to realize the projected benefits from the new zinc facility if constructed; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents or explosions, including the explosion that occurred at our Monaca, Pennsylvania facility in July 2010; the impact of the Monaca explosion on continuing operations; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including

i

those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our recent acquisition of Zochem on November 1, 2011 and with future acquisitions, joint ventures or asset dispositions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2011 and December 31, 2010

(Amounts in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$250,138	$109,557
Accounts receivable, net of allowance of $1,846 and $1,741, respectively	56,744	53,075
Inventories, net	51,320	50,855
Prepaid expenses and other current assets	23,484	16,178
Deferred income taxes	6,399	6,090

Total current assets	388,085	235,755
Property, plant and equipment, net	229,201	218,652
Other assets
Intangible assets	12,477	13,026
Restricted cash	2,500	26,399
Deferred income taxes	1,984	1,984
Deferred financing costs, net of accumulated amortization of $77	3,036	—
Deposits and other	12,910	320

Total other assets	32,907	41,729

Total assets	$650,193	$496,136

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$42,953	$39,374
Accrued expenses	38,320	26,261

Total current liabilities	81,273	65,635
Long-term debt, less current maturities	78,936	255
Other long-term liabilities	17,825	17,501
Deferred income taxes	48,262	39,735
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,696 and 43,468 shares issued and outstanding in 2011 and 2010, respectively	436	434
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	231,246	214,406
Retained earnings	187,923	153,765

Total stockholders’ equity before noncontrolling interest	419,605	368,605
Noncontrolling interest	4,292	4,405

Total stockholders’ equity	423,897	373,010

Total liabilities and stockholders’ equity	$650,193	$496,136

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2011 and 2010

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales of zinc material and other goods	$119,649	$67,092	$274,598	$217,201
Net sales of nickel-based material and other services	17,328	13,092	48,886	38,870
EAF dust service fees	8,863	10,365	27,361	29,992

Net sales	145,840	90,549	350,845	286,063
Cost of sales of zinc material and other goods	80,623	71,803	229,009	199,816
Cost of sales of nickel-based material and other services	9,503	7,799	27,012	24,402
Cost of EAF dust services	5,958	5,922	18,210	18,286
Insurance claim income	—	—	(10,347)	—

Cost of sales (excluding depreciation and amortization)	96,084	85,524	263,884	242,504
Depreciation and amortization	5,289	4,430	15,890	13,212
Selling, general and administrative expenses	5,734	4,616	15,795	14,306

Total costs and expenses	107,107	94,570	295,569	270,022

Income (loss) from operations	38,733	(4,021)	55,276	16,041
Other income (expense)
Interest expense	(1,751)	(308)	(2,354)	(920)
Interest and other income	914	113	1,434	673

Total other expense	(837)	(195)	(920)	(247)

Income (loss) before income taxes	37,896	(4,216)	54,356	15,794
Income tax provision (benefit)	14,842	(1,863)	20,198	5,657

NET INCOME (LOSS)	$23,054	$(2,353)	34,158	$10,137

Earnings (loss) per common share:
Basic	$0.53	$(0.05)	$0.78	$0.23
Diluted	$0.52	$(0.05)	$0.77	$0.23
Weighted average shares outstanding:
Basic	43,696	43,358	43,637	43,346
Diluted	44,049	43,358	44,194	43,637

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2011

(Unaudited)

(Amounts in thousands)

			Additional
	Common Stock		Paid-In	Retained	Noncontrolling
	Shares	Amount	Capital	Earnings	Interest	Total
Balance at December 31, 2010	43,468	$434	$214,406	$153,765	$4,405	$373,010
Restricted stock vesting	46	—	—	—	—	—
Stock option exercise	182	2	2,358	—	—	2,360
Stock compensation expense.	—	—	2,280	—	—	2,280
Net tax benefit of equity award exercise	—	—	(139)	—	—	(139)
Distribution to noncontrolling interests	—	—	—	—	(113)	(113)
Issuance of Convertible Notes	—	—	13,101	—	—	13,101
Equity issuance costs related to issuance of Convertible Notes	—	—	(760)	—	—	(760)
Net income	—	—	—	34,158	—	34,158

Balance at September 30, 2011	43,696	$436	$231,246	$187,923	$4,292	$423,897

The accompanying notes to consolidated financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010

(Unaudited)

(Amounts in thousands)

	2011	2010
Cash Flows from Operating Activities:
Net income	$34,158	$10,137
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,890	13,212
Accretion on ESOI liabilities	663	680
Accretion on convertible debt	516	—
Amortization of deferred financing costs	77	—
Deferred income tax benefit	(516)	(641)
(Gains) losses on derivative financial instruments	(23,217)	2,527
Non-cash compensation expense	2,280	1,751
Lower of cost or market adjustment to inventories	786	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(3,669)	(15,057)
(Increase) in inventories	(1,251)	(4,603)
Decrease in prepaid expenses and other current assets	5,414	15,359
Decrease (increase) in other assets	36	(79)
Increase in accounts payable	3,579	6,187
Increase in accrued expenses	9,917	5,846
(Decrease) increase in other long-term liabilities	(339)	207

Net cash provided by operating activities	44,324	35,526
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(25,877)	(31,369)
Purchase of INMETCO	—	(4,567)
Decrease in restricted cash	23,899	214

Net cash used in investing activities	(1,978)	(35,722)
Cash Flows from Financing Activities:
Payments on notes payable and long-term debt	—	(48)
Proceeds from the issuance of Convertible Notes	100,000	—
Debt issuance costs	(3,113)	—
Equity issuance costs related to issuance of Convertible Notes	(760)	—
Distribution to noncontrolling interests	(113)	(66)
Tax effect of share based compensation award exercise	(139)	(20)
Proceeds from exercise of options	2,360	—

Net cash provided by (used in) by financing activities	98,235	(134)

Net increase (decrease) in cash and cash equivalents	140,581	(330)
Cash and cash equivalents at beginning of period	109,557	95,480

Cash and cash equivalents at end of period	$250,138	$95,150

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of September 30, 2011 and for the three and nine months ended September 30, 2011 and September 30, 2010, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2011. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

In June 2011, the FASB issued guidance eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. The new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor have the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The Company does not believe that the adoption of the amended guidance will have a significant effect on its consolidated financial statements. The amended guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 31, 2011. The amended guidance must be applied retrospectively and early adoption is permitted.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE D—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Cash in bank	$225,055	$84,549
Money market demand account	25,083	25,008

	$250,138	$109,557

The Company’s cash balance is concentrated in three U.S. banks. The money market demand account carried an interest rate of 0.4% as of September 30, 2011 and December 31, 2010. The balances approximate fair value.

See Footnote H Restricted Cash and Footnote J Long-Term Debt for additional information regarding increases in the Company’s cash in bank balance at September 30, 2011.

NOTE E—INVENTORIES

Inventories consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Raw materials	$15,057	$13,202
Work-in-process	4,893	7,289
Finished goods	17,246	17,486
Supplies and spare parts	14,124	12,878

	$51,320	$50,855

Inventories are net of reserves for slow moving inventory of $3,078 and $2,546 at September 30, 2011 and December 31, 2010, respectively. The significant decline in the average LME price of zinc in the third quarter of 2011 resulted in the Company recording lower of cost or market (“LCM”) adjustments of $786 to its finished goods inventories. No LCM adjustment was recorded during the first nine months of 2010.

NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
Refundable income taxes	$7,762	$11,762
Prepaid hedge contracts	13,705	984
Other	2,017	3,432

	$23,484	$16,178

See Footnote O for additional information regarding prepaid hedge contracts.

NOTE G—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2011 and December 31, 2010.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

	September 30, 2011	December 31, 2010
Land and land improvements	$19,069	$18,412
Buildings and building improvements	41,017	38,614
Machinery and equipment	242,024	229,768
Construction in progress	18,902	8,326

	321,012	295,120
Less accumulated depreciation	(91,811)	(76,468)

	$229,201	$218,652

NOTE H—RESTRICTED CASH

Restricted cash is related to the following at September 30, 2011 and December 31, 2010.

	September 30, 2011	December 31, 2010
ESOI deferred purchase price obligation	$2,500	$3,997
Letters of credit	—	21,379
New Market Tax Credit (“NMTC”)	—	1,023

	$2,500	$26,399

The restricted cash relating to the ESOI deferred purchase price obligation is held in third-party managed trust accounts and is invested in money market and other liquid investment accounts.

During the first quarter of 2011, $2,520 was released from restricted cash and transferred to operating cash. This previously restricted cash represented the remaining restricted balance of $1,023, related to the financing and development of the Barnwell, South Carolina site which began operations in April 2010, in accordance with the provisions of the New Markets Tax Credit program and $1,497 related to reduced collateral requirements under the ESOI purchase agreement.

During the third quarter of 2011, $21,379 was released from restricted cash and transferred to operating cash. Restricted cash totaling $2,708 relating to environmental obligations at our Palmerton location was released and replaced by a surety bond. The additional $18,671 in restricted cash was released and replaced with letters of credit under our new $60,000 Revolving Credit and Security Agreement (the “Revolving Credit Agreement”) which was entered into on September 28, 2011. See footnote J for additional information regarding our new Revolving Credit Agreement.

NOTE I— DEPOSITS AND OTHER

Deposits and other at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Noncurrent hedge contracts	$12,639	$—
Other	271	320

	$12,910	$320

See Footnote O for additional information regarding noncurrent hedge contracts.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE J— LONG-TERM DEBT

Debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010
Loan payable	$255	$255
$100.0 million 3.80% Convertible Notes due July 2017, net of debt discount	78,681	—

	$78,936	$255

The loan payable consists of a $255 loan under the NMTC program. The loan under the NMTC program is an interest-only loan with the principal due at the end of the original seven year term ending June 2016.

Convertible Senior Notes

On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company intends to use the proceeds from the offering for the initial stages of construction of the new state-of-the-art zinc and diversified metal production facility under construction in Rutherford County, North Carolina and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

The Convertible Notes will pay interest semiannually in arrears on July 1 and January 1 of each year, beginning on January 1, 2012, at a rate of 3.80% per annum and will mature on July 1, 2017. The Convertible Notes are convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of .0666667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes (approximately 6,666.67 underlying shares), which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both.

The Convertible Notes are senior unsecured obligations and will rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries.

Holders of the Convertible Notes may convert their Convertible Notes at the applicable conversion rate at any time on or after April 1, 2017 until the close of business on the second business day immediately preceding the maturity date. The Notes may be converted prior to April 1, 2017 only under certain circumstances. If the Company undergoes a fundamental change, as defined in the indenture governing the Convertible Notes, holders may require the Company to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the notes to be repurchased plus any accrued and unpaid interest up to, but excluding the fundamental change repurchase date. The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date of July 1, 2017 and no sinking fund is provided for the Convertible Notes.

In accordance with the guidance under ASC 815-015 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability component of the Convertible Notes was calculated to be $78,166 and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,834 was

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,733, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the bonds using the interest method as required by APB Opinion No. 21.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the proceeds of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense in the Company’s Consolidated Statement of Operations. The Company recognized interest expense of $77 related to the amortization of debt issuance costs for the three and nine months ended September 30, 2011. The remaining issuance costs of $760 were accounted for as equity issuance costs and recorded in additional-paid in capital.

During the three and nine months ended September 30, 2011, the Company recognized $1,202 in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.5%.

The carrying amount of the Convertible Notes was $78,681 with an unamortized discount of $21,319 at September 30, 2011. The carrying amount of the equity component was $12,791 at September 30, 2011.

Revolving Credit and Security Agreement

On September 28, 2011, the Company’s subsidiary Horsehead Corporation (“Horsehead”) entered into a Revolving Credit Agreement, as borrower, to support liquidity needs for the Company’s new zinc facility currently under construction in Rutherford County, North Carolina and to allow for the availability of previously restricted cash. Horsehead Holding Corporation also entered into the Revolving Credit Agreement, as guarantor of Horsehead’s obligations.

The Revolving Credit Agreement provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 will be available to Horsehead for the issuance of letters of credit, which reduces availability under the revolving credit facility. At September 30, 2011, the Company had $17,781 in letters of credit outstanding under the Revolving Credit Agreement. Horsehead’s obligations under the Revolving Credit Agreement are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Horsehead. At September 30, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Undrawn availability under the Revolving Credit Agreement was $36,707 at September 30, 2011.

Borrowings by Horsehead under the Revolving Credit Agreement will bear interest at a rate per annum which, at the option of Horsehead, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the Revolving Credit Agreement, plus an applicable margin (ranging from 0.25% to 1.00%) based on average undrawn availability, or (b) a eurodollar rate equal to the “eurodollar rate,” as determined under the Revolving Credit Agreement, plus an applicable margin (ranging from 1.75% to 2.50%) based on average undrawn availability. Horsehead will pay a letter of credit fee to the lenders under the Revolving Credit Agreement ranging from 1.75% to 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

The Revolving Credit Agreement contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees will be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Horsehead or Horsehead Holding Corporation or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the Revolving Credit Agreement will become immediately due and payable.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead will pay an unused line fee to the lenders under the Revolving Credit Agreement ranging from 0.25% to 0.375% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

The Revolving Credit Agreement contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The Revolving Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2011.

The Company incurred issuance costs of $392 in connection with the Revolving Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Revolving Credit Agreement. No interest expense was recorded related to the amortization of deferred finance costs for the three or nine months ended September 30, 2011.

Other

At September 30, 2011, the Company had $17,781 of letters of credit outstanding under the new $60,000 Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. The Company also has a surety bond outstanding in the amount of $2,579 to collateralize a closure bond for the Company’s third facility located in Pennsylvania. At December 31, 2010, the Company had $20,360 of letters of credit outstanding relating to these obligations which was collateralized by restricted cash of $21,379.

NOTE K—ACCRUED EXPENSES

Accrued expenses at September 30, 2011 and December 31, 2010 consisted of the following.

	September 30, 2011	December 31, 2010
Employee related costs	$8,152	$8,877
EAF dust processing reserve	4,143	4,826
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	1,598	1,872
Income taxes payable	14,980	1,461
Accrued hedge contracts	2,143	—
Other	4,904	6,825

	$38,320	$26,261

NOTE L—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2011 and December 31, 2010 consisted of the following.

	September 30, 2011	December 31, 2010
Environmental obligations	$641	$2,141
Insurance claim liabilities	7,691	6,628
Asset retirement obligations	3,008	2,861
Deferred asset purchase price obligations	6,037	5,374
Other	448	497

	$17,825	$17,501

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Environmental obligations

We assumed certain of HII’s environmental liabilities related to our Palmerton, Pennsylvania operations pursuant to a 1995 Consent Decree between HII, the EPA and PADEP. Our obligations pursuant to this consent decree include construction of a storage building for calcine kiln feed materials and the removal of historic accumulations of lead concentrate from three buildings. Removal of historic accumulations of lead concentrate was completed in 2008. We believe our obligations under the consent decree are currently being managed in accordance with the requirements of the regulatory agencies and were reserved for on our balance sheet in the amount of approximately $1.5 million at December 31, 2010. The PADEP recently concurred with our assessment that construction of the storage building for calcine feed was not necessary in light of the material management practices employed at the Palmerton, Pennsylvania facility which comply with applicable environmental regulations for the facility. The reserve for $1.5 million formerly established on our balance sheet was removed during the second quarter of 2011.

NOTE M—INCOME TAXES

The Company’s effective tax rates were 39.2% and 37.2% for the three and nine months ended September 30, 2011, respectively and 44.2% and 35.8% for the three and nine months ended September 30, 2010, respectively. The provision or benefit for income taxes differs from the tax provision or benefit computed by applying the U.S. statutory federal income tax rate applied to net income before income taxes due primarily to state income taxes.

The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination range from 2007 through 2010.

NOTE N—STOCK-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. In the first nine months of 2011, no options were forfeited. At September 30, 2011, there were 138 options outstanding, with an average exercise price of $1.01 per share and 2.90 years of remaining contractual life. The aggregate intrinsic value at September 30, 2011 of the options outstanding under the 2004 Plan was $885.

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

At September 30, 2011, there were 658 options outstanding, each with an exercise price of $13.00 per share and 5.29 years of remaining contractual life. The related compensation expense for the three and nine months ended September 30, 2011 was $306 and $918, respectively. For the three and nine months ended September 30, 2010, the compensation expense was $238 and $893, respectively. Unrecognized compensation expense as of September 30, 2011 was $357. As of September 30, 2011, 490 options were vested and fully exercisable. In the first nine months of 2011, no options were forfeited. The options had no intrinsic value at September 30, 2011 since the exercise price was lower than the stock price.

In the first nine months of 2011, the Company granted a total of 240 restricted stock units at an average grant date fair value of $13.20 per unit. The units vest over a one or five year service period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three and nine months ended September 30, 2011 was $412 and $1,363, respectively. For the three and nine months ended September 30, 2010, the compensation expense was $321 and $858, respectively. Unrecognized compensation expense as of September 30, 2011 was $4,624. As of September 30, 2011, there were 732 restricted stock units outstanding. The remaining contractual life ranged from 0.25 years to 4.42 years at September 30, 2011. The aggregate intrinsic value at September 30, 2011 of the outstanding restricted stock units was $5,429.

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. The Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of September 30, 2011, the fixed portions of these contracts ranged from a monthly average of $0.90 per pound to $0.97 per pound for zinc and $3.91 to $4.10 per pound for copper.

The Company entered into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, under an agreement, the Company manages the lead co-product of its EAF dust recycling operation by providing it to a lead smelter as a feedstock for the production of lead. The related costs under this agreement are similarly affected by the LME lead price fluctuations. As of September 30, 2011, the fixed portion of the swap contracts ranged from a monthly average of $1.16 per pound to $1.22 per pound for lead and $11.23 to $11.83 per pound for nickel.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company hedged approximately 1.5 tons of lead and nickel with variable-to-fixed future swap contracts and approximately 10.3 tons of zinc and copper with fixed-to-variable future swap contracts at September 30, 2011, all of which settle at various dates up to and including March 31, 2013. The Company received cash of $358 and $719, respectively, from the settlement of such contracts for the three and nine months ended September 30, 2011. The Company received cash of $439 and $741, respectively, from the settlement of such contracts for the three and nine months ended September 30, 2010.

In 2009, the Company purchased options for approximately 100 tons of zinc for 2010. The cost of the options was $5,276 and the strike price was $0.65 per pound. At the time of the purchases, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. In 2010, the Company purchased put options for 2011 having a strike price of $0.65 per pound for approximately 99 tons of zinc at a cost of $3,005. The Company also sold put options for 2011 having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provide that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The options settle monthly on an average LME pricing basis. For the three and nine months ended September 30, 2011 and 2010, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company. All of the options were purchased to act as a financial hedge and to lend stability to the Company’s revenue stream.

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

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Gains (losses) included in net sales:
Options	$39,020	$(3,844)	$23,256	$(1,959)
Swaps	(1,008)	1,097	(46)	(130)

	38,012	(2,747)	$23,210	(2,089)

Gains (losses) included in cost of sales:
Swaps	799	(184)	727	303

Total gains (losses) resulting from hedging activities	$38,811	$(2,931)	$23,937	$(1,786)

The fair value of the swap contracts and put options as of September 30, 2011 and December 31, 2010 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	September 30, 2011	December 31, 2010
Options and swaps included in Prepaid expenses and other assets	$13,705	$984

Options and swaps included in Deposits and other	$12,639	$—

Swaps included in Accrued expenses	$2,143	$—

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third parties with which they have entered into substantially identical derivative contracts. The Company also compares the valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

official LME closing valuations at the end of the trading day on September 30, 2011 and December 31, 2010, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counter-parties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company utilizes LME-registered contracts entered into with the London Clearing House for a majority of their contracts. The Company does not require collateral and does not enter into master netting arrangements The clearing agent for the majority of the Company’s hedges has been MF Global UK Ltd, a U.K. affiliate of MF Global. As has been widely reported, MF Global Holdings Ltd. and MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code last week, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. While there are many uncertainties surrounding the impact of last week’s bankruptcy filing on the Company, the Company currently believes that their LME-registered hedging contracts, which includes all of their put and call options for 2012 and 2013, can be transferred to alternate clearing members of the London Clearing House without any loss to the Company. The Company is actively pursuing the transfer of these contracts and is closely monitoring this situation.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Basic earnings (loss) per share:
Net income (loss)	$23,054	$(2,353)	$34,158	$10,137
Weighted average shares outstanding – basic	43,696	43,358	43,637	43,346
Basic earnings (loss) per share	$0.53	$(0.05)	$0.78	$0.23

Diluted earnings (loss) per share:
Net income (loss)	$23,054	$(2,353)	$34,158	$10,137
Weighted average shares outstanding – diluted	44,049	43,358	44,194	43,637
Diluted earnings (loss) per share	$0.52	$(0.05)	$0.77	$0.23

Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic
Effect of dilutive securities:	43,696	43,358	43,637	43,346
Options	81	—	257	88
Restricted stock units	272	—	300	203

Weighted average shares outstanding – diluted	44,049	43,358	44,194	43,637

	Exercise	Three months ended September 30,		Nine months ended September 30,
	Price	2011	2010	2011	2010
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	658	1,020	658	1,020
Options	$1.01	—	151	—	—
Restricted Stock Units		—	614	—	—

Total		658	1,785	658	1,020

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the if converted method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company will utilize the modified treasury stock method and assume dilution if the average stock price for the quarter exceeds the conversion price. The share dilution will be calculated by dividing the conversion spread value by the average share price for the quarter. During the third quarter of 2011, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

NOTE R—SEGMENT INFORMATION

The following table presents information regarding the Company’s segment information:

	Three months ended September 30, 2011				Three months ended September 30, 2010
	Horsehead Corporation	INMETCO	Other	Total	Horsehead Corporation	INMETCO	Other	Total
Net sales	128,758	17,328	(246)	145,840	77,727	13,092	(270)	90,549
Income (loss) before income taxes	31,305	6,591	—	37,896	(7,836)	3,620	—	(4,216)

	Nine Months ended September 30, 2011				Nine Months ended September 30, 2010
	Horsehead Corporation	INMETCO	Other	Total	Horsehead Corporation	INMETCO	Other	Total
Net sales	302,699	48,886	(740)	350,845	247,894	38,870	(701)	286,063
Income before income taxes	36,940	17,416	—	54,356	5,865	9,929	—	15,794

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE S—MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY

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

As of September 30, 2011, the entire insurance recoveries of $29,614 were received in cash.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE T—SUBSEQUENT EVENT

On November 1, 2011, a newly formed Canadian subsidiary of the Company acquired all of the outstanding shares of Zochem Inc, a zinc oxide producer located in Brampton, Ontario, for a cash purchase price of $15,000. This acquisition will broaden the Company’s geographic reach, provide added flexibility, and allow the Company to diversify the technologies used to produce zinc oxide for customers. The Company plans to continue to operate its current zinc oxide production facilities.

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

Overview

Our History

We are a leading U.S. producer of zinc and nickel-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe that we are the largest refiner of zinc oxide and Prime Western zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc and nickel-based products using nearly 100% recycled materials, including metal recovered from our EAF dust and nickel-bearing waste recycling operations. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We began production at our new EAF dust processing facility located in South Carolina in 2010. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic Investments

During the first quarter of 2011, we announced the completion of a preliminary feasibility study to construct a new zinc plant capable of producing in excess of 150,000 tons per year based on state-of-the-art “green” technology. We believe the new plant, once operational, will enable us to produce zinc at much lower costs, to significantly reduce air emissions and to provide opportunities for us to serve the broader market for special high grade zinc and the continuous galvanizing market, in addition to our traditional zinc markets. Total capital expenditures for the construction of the new zinc facility are currently estimated to range from $350 million to $375 million. During the third quarter of 2011, we announced that the new zinc plant will be constructed in Rutherford County, North Carolina. Site preparation work has begun along with preliminary permitting activities as engineering is underway. We continue to target startup of the new plant by the third quarter of 2013.

Recent Developments

On July 27, 2011, we issued $100.0 million of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into a $60.0 million Revolving Credit Agreement to support our liquidity needs during construction and to allow for the availability of previously restricted cash. We were able to release $18.7 million of restricted cash which was replaced with $17.8 million in letters of credit under the Revolving Credit Agreement. We intend to use the proceeds from the offering and availability under the credit facility, together with cash on hand, for the initial stages of construction of the new zinc facility in North Carolina and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

We disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, which was filed with the SEC on March 16, 2011, that six of our seven union labor contracts were set to expire during 2011. During 2011, we negotiated new multi year contracts with four of the six unions. During the nine months ended September 30, 2011, we recorded in cost of sales a one time charge of approximately $2.3 million relating to signing bonuses for three of these contract renewals. In mid September 2011, we temporarily idled the Monaca, Pennsylvania power plant. We had extended that labor contract through mid September 2011. The remaining labor contract expires in December of 2011 and covers three employees.

Economic Conditions and Outlook

Our quarterly zinc product shipment levels for the three months ended September 30, 2011 decreased from the quarterly shipment levels for the first two quarters of 2011. The decrease reflects production difficulties at the Monaca smelter which reduced metal production. These production issues were resolved by the end of the third quarter. Our zinc smelting facility operated at near-capacity during the first nine months of 2011. During the three months ended September 30, 2011, we began a series of planned major maintenance outages at our recycling facilities to assure the long term reliability of those units. We took the equivalent of 92 kiln days of outages during the third quarter. We expect economic growth will remain sluggish in the near future.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend greatly on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first nine months of 2011, represented approximately 73% of our raw materials, are not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. The price of our finished products is also impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Monthly average zinc prices rose throughout 2005 and 2006 and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen through the first quarter of 2011. The monthly average zinc prices began a steady decline during the second and third quarter of 2011, reaching its lowest level during the month of September.

Average monthly, daily and yearly LME zinc prices for the years 2004 through 2010 and the nine months ended September 30, 2011 were as follows:

LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	Nine months ended September 30, 2011
Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.94
Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.84
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$1.04

For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound. For the nine months ended September 30, 2010, LME nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.62 per pound. For the nine months ended September 30, 2011, LME average nickel prices ranged from $8.13 per pound to $13.17 per pound and averaged $11.04 per pound. Nickel prices began a steady decline in the third quarter reaching its lowest price of 2011 during the final weeks of September.

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

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products, as well as from the collection and recycling of EAF dust. Demand for our products increased during the first nine months of 2011 compared to the same period in 2010, as our smelting facility and INMETCO operated at near-capacity during the nine months ended September 30, 2011, partially reflecting our efforts to expand our zinc products beyond our traditional markets. During the third quarter of 2011, production of our zinc products decreased 6.7% from the second quarter of 2011 due in part to production difficulties arising from raw material quality, in particular coke, and a lost transformer at the Monaca smelter facility. During the third quarter of 2011, we reduced zinc tons in inventory by approximately 31% from the second quarter as we shipped more tons than we produced. Our production of zinc products, however, for the first nine months of 2011 still increased to an annual rate of 135,000 tons from 124,000 tons for 2010. As a result of planned major maintenance outages at our recycling facilities of approximately 92 kiln days, EAF dust tons processed during the third quarter of 2011 decreased 3.7% from the second quarter of 2011.

Weekly steel production continued the gradual upward trend from 2010 through the first nine months of 2011 thereby increasing the amount of EAF dust generated. We also began operations of our first kiln at our Barnwell, South Carolina facility in April of 2010 and the second kiln in September of 2010 which allowed us to increase the quantity of EAF dust processed. EAF dust processed increased 6.6% for the first nine months of 2011 as compared to the first nine months of 2010.

The table below illustrates historical production and sales volumes and revenues for zinc products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Nine Months Ended		Year Ended		Nine Months Ended		Year Ended
	September 30,		December 31,		September 30,		December31,
	2011	2010	2010	2009	2011	2010	2010	2009
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	110	105	137	118	$2,105	$1,960	$1,976	$1,529
EAF Dust	401	405	532	409	$68	$74	$74	$80
Nickel-based products	21	20	27	25	$1,945	$1,751	$1,768	$1,453

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc products consists principally of purchased feedstock, energy, maintenance and labor costs. In the first nine months of 2011, approximately 19% of our production costs were purchased-feedstock-related, compared to 21% for the first nine months of 2010. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price we pay for the purchased feed, which is expressed as a percentage of the LME average zinc price. We purchase our purchased feedstock at a discount to the LME price of zinc. The decrease reflects our efforts to increase the use of EAF dust-based feedstock. The remaining 81% of our production costs in the first nine months of 2011 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.

We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. An LCM adjustment of approximately $0.8 million was recorded during the three and nine months ended September 30, 2011. No LCM adjustment was recorded during the first nine months of 2010.

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

Explosion at our Monaca, Pennsylvania facility on July 22, 2010

On July 22, 2010, an explosion occurred at our Monaca, PA zinc oxide refining facility. The zinc refinery was shut down for repairs and an investigation and assessment of the damage. Each of the ten columns used to produce zinc oxide and refined zinc metal in the refining facility was redesigned and rebuilt. Production resumed in the fourth quarter of 2010.

The smelting facility at the Monaca plant was returned to full capacity late in the fourth quarter of 2010. Although it operated at a reduced rate during the third quarter, we were able to offset a portion of the lost revenue from zinc oxide with additional zinc metal sales beyond our traditional markets.

We pursued recovery of the cost of repairs, lost profit and other losses from our zinc oxide and refined metal, subject to customary deductibles, under our business interruption and property insurance. During the third quarter of 2010, we received a $4,500 advance from our property carriers and applied $2,200 in clean-up and repairs costs against it.

We submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011. As of September 30, 2011, the entire insurance recoveries of $29,614 had been received in cash.

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

Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas in order to operate. Our freight operations depend heavily on the availability of diesel fuel, and our Monaca, Pennsylvania power plant, which was temporarily idled in September 2011, used coal to generate electricity for our operations in that facility. Energy prices, particularly for electricity, natural gas, coal, coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In June 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility at rates lower than the cost at which we are currently able to produce power on-site, which led to our decision to idle our Monaca, Pennsylvania power plant in September 2011. The power plant was idled in such a manner so that if market conditions are strong after the power purchase agreement expires, we could restart and operate the power plant again.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2010 included in our Annual Report on Form 10-K, which was filed with the SEC on March 16, 2011, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2011 and for the three and nine months ended September 30, 2011 and 2010. Certain of these accounting policies are described below.

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

We do not purchase, hold or sell derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third-parties with whom we have entered into substantially identical derivative contracts. We also compare these valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets.

We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with the London Clearing House for a majority of our contracts. The clearing agent for the majority of our hedges has been MF Global UK Ltd, a U.K. affiliate of MF Global. As has been widely reported, MF Global Holdings Ltd. and MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code last week, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. While there are many uncertainties surrounding the impact of last week’s bankruptcy filing on us, we currently believe that our LME-registered hedging contracts, which includes all of our put and call options for 2012 and 2013, can be transferred to alternate clearing members of the London Clearing House without any loss to us. We are actively pursuing the transfer of these contracts and we are closely monitoring this situation.

Recent Accounting Pronouncements

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. We do not believe that the adoption of the amended guidance will have significant effect on our consolidated financial statements.

In June 2011, the FASB issued guidance eliminating the option to present components of other comprehensive income (“OCI”) in the statement of stockholders’ equity. The new guidance now requires entities to present all nonowner changes in stockholders’ equity either as a continuous statement of comprehensive income or as two separate but consecutive statements. The components of OCI have not changed, nor have the guidance on when OCI items are reclassified to net income; however, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. We do not believe that the adoption of the amended guidance will have a significant effect on our consolidated financial statements.

Impairment

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. We examined our assets as of September 30, 2011 and found no events that would suggest a potential impairment. We have no goodwill. In the event we would determine the carrying amounts would not be recovered, an impairment charge would be recorded for the difference between the fair value and the carrying value.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	65.9	94.4	75.2	84.8
Depreciation and amortization	3.6	4.9	4.5	4.6
Selling, general and administrative expenses	3.9	5.1	4.5	5.0

Income (loss) from operations	26.6	(4.4)	15.8	5.6
Interest expense	1.2	0.3	0.7	0.3
Interest and other income	0.6	0.1	0.4	0.2

Income (loss) before income taxes	26.0	(4.6)	15.5	5.5
Income tax provision (benefit)	10.2	(2.0)	5.8	2.0

Net income (loss)	15.8%	(2.6)%	9.7%	3.5%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Options Settlement Periods
	2010	2011	2012	2013	Swaps	Total
Fair Value December 31, 2009	$737	$—	$—	$—	$1,157	$1,894
Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(228)	(228)
Gain (loss) on settlements of closed positions	—	—	—	—	(34)	(34)
Mark to market adjustment on open positions	(368)	—	—	—	119	(249)

Fair Value March 31, 2010	369	—	—	—	1,014	1,383

Purchases	—	882	—	—	—	882
Settlements of closed positions	—	—	—	—	(74)	(74)
Gain (loss) on settlements of closed positions	(1)	—	—	—	(209)	(210)
Mark to market adjustment on open positions	813	1,441	—	—	(616)	1,638

Fair Value June 30, 2010	1,181	2,323	—	—	115	3,619

Purchases	—	1,307	—	—	—	1,307
Settlements of closed positions	—	—	—	—	(439)	(439)
Gain (loss) on settlements of closed positions	(214)	—	—	—	452	238
Mark to market adjustment on open positions	(962)	(2,668)	—	—	461	(3,169)

Fair Value September 30, 2010	5	962	—	—	589	1,556

Purchases	—	585	—	—	—	585
Settlements of closed positions	—	—	—	—	233	233
Gain (loss) on settlements of closed positions	(5)	—	—	—	(532)	(537)
Mark to market adjustment on open positions	—	(968)	—	—	115	(853)

Fair Value December 31, 2010	—	579	—	—	405	984

Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(225)	(225)
Gain (loss) on settlements of closed positions	—	(1)	—	—	(109)	(110)
Mark to market adjustment on open positions	—	(427)	—	—	(34)	(461)

Fair Value March 31, 2011	—	151	—	—	37	188

Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(135)	(135)
Gain (loss) on settlements of closed positions	—	—	—	—	69	69
Mark to market adjustment on open positions	—	(117)	(10,288)	(4,931)	963	(14,373)

Fair Value June 30, 2011	—	34	(10,288)	(4,931)	934	(14,251)

Purchases	—	—	—	—	—	—
Settlements of closed positions	—	—	—	—	(360)	(360)
Gain (loss) on settlements of closed positions	—	—	—	—	(196)	(196)
Mark to market adjustment on open positions	—	38	25,834	13,148	(12)	39,008

Fair Value September 30, 2011	—	$72	$15,546	$8,217	$366	$24,201

A significant portion of our zinc product shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the periods indicated are listed in the table below.

	2009	2010				2011
	Fiscal quarter ended	Fiscal quarter ended				Fiscal quarter ended
Average LME
zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30
Quarter	$1.00	$1.04	$0.92	$0.91	$1.05	$1.09	$1.02	$1.01
Year-to-date	$0.75	$1.04	$0.98	$0.96	$0.98	$1.09	$1.05	$1.04

Three Months Ended September 30, 2011 Compared with Three Months Ended September 30, 2010

Consolidated net sales. Consolidated net sales increased $55.3 million, or 61.1%, to $145.8 million for the three months ended September 30, 2011 compared to $90.5 million for the three months ended September 30, 2010. Net sales for the three months ended September 30, 2011 includes favorable non-cash mark-to market adjustments of $39.0 million related to the hedging transactions for 2012 and 2013 completed in June 2011 (“June 2011 hedges”). Excluding the adjustments related to the June 2011 hedges, consolidated net sales increased $16.3 million, or 18.0%, to $106.8 million. The increase includes a $12.1 million increase in net sales for Horsehead and a $4.2 million increase in net sales for INMETCO.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $10.6 million, or 12.3%, to $96.1 million for the three months ended September 30, 2011 compared to $85.5 million for the three months ended September 30, 2010. The increase includes an $8.9 million increase in cost of sales for Horsehead and a $1.7 million increase for INMETCO. As a percentage of consolidated net sales, consolidated cost of sales was 65.9% for the three months ended September 30, 2011. Excluding the adjustments related to the June 2011 hedges, included in net sales, consolidated cost of sales was 89.9% of net sales compared to 94.4% for the three months ended September 30, 2010.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $0.9 million, or 19.4%, to $5.3 million for the three months ended September 30, 2011 compared to $4.4 million for the three months ended September 30, 2010. The increase reflects depreciation on the entire Barnwell facility, which began operations at a second kiln in September 2010 and an overall increase in total property as compared to September 30, 2010.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $1.1 million, or 24.2%, to $5.7 million for the three months ended September 30, 2011 compared to $4.6 million for the three months ended September 30, 2010. Horsehead related costs increased $1.2 million over 2010, primarily reflecting increases in labor costs, bad debt expense, and non-cash stock-based compensation expense. INMETCO selling, general and administrative costs decreased $0.1 million from 2010.

Consolidated other income (expense). Consolidated other income (expense) decreased $0.6 million to $(0.8) million for the three months ended September 30, 2011 compared to $(0.2) million for the three months ended September 30, 2010. Interest expense related to the Convertible Debt issued on July 27, 2011 accounted for $1.3 million of additional interest expense which was offset by an increase in interest and other income of $0.7 million.

Consolidated income tax provision (benefit). Our consolidated income tax provision was $14.8 million for the three months ended September 30, 2011 compared to an income tax benefit of $(1.9) million for the three months ended September 30, 2010. Our estimated annual effective tax rate for 2011 changed from 32.5% as of June 30, 2011 to 37.2% as of September 30, 2011. The change in the annual rate primarily reflects the combined effect of a decrease in our projected pre-tax income for 2011 and the related impact of permanent differences. The change in the annual rate was reflected in our effective rate for the three months ended September 30, 2011. Out effective tax rates were 39.2% for the three months ended September 30, 2011 compared to an effective benefit rate of (44.2%) for the three months ended September 30, 2010.

Consolidated net income (loss). For the reasons stated above, our consolidated net income was $23.1 million for the three months ended September 30, 2011, which includes income from favorable non-cash mark-to market adjustments of $23.7 million related to the June 2011 hedges. Excluding the adjustments related to the June 2011 hedges, a consolidated net loss of $(0.6) million was recorded which improved $1.8 million over the consolidated net loss for the three months ended September 30, 2010 of $(2.4) million.

Business Segments

Horsehead Corporation

Net sales. Net sales increased $51.1 million, or 65.7%, to $128.8 million for the three months ended September 30, 2011 compared to $77.7 million for the three months ended September 30, 2010. Net sales for the three months ended September 30, 2011 includes favorable non-cash mark-to market adjustments of $39.0 million related to the June 2011 hedges. Excluding the adjustments related to the June 2011 hedges, net sales increased $12.1 million, or 15.5%, to $89.8 million. The increase was a result of a $0.1 million increase in sales volume primarily reflecting increases in shipments of zinc oxide offset by decreases in shipments of zinc metal, a $7.1 million increase in price realization due to a higher average LME zinc price for the third quarter of 2011 compared to the third quarter of 2010 and an increase of $4.6 million in our zinc co-product and other miscellaneous sales. Miscellaneous sales include $4.2 million related to the resale of excess coal arising from the idling of our power plant in September 2011. Net sales during the three months ended September 2011 was decreased by non-cash mark-to market charges relating to our hedging activities of $2.6 million, which excludes the adjustments related to the June 2011 hedges. Net sales during the three months ended September 30, 2010 included $2.9 million of non-cash mark-to market charges relating to our hedging activities.

Net sales for the three months ended September 30, 2010 were affected by the explosion which occurred at our Monaca facility on July 22, 2010. Each of the ten columns used to produce zinc oxide and refined zinc metal in the refining facility was redesigned and rebuilt. Production resumed in the fourth quarter of 2010. The smelting facility at the Monaca plant operated at a reduced rate during the third quarter, however, we were able to offset a portion of the lost revenue from zinc oxide with additional zinc metal sales beyond our traditional markets. The smelting facility returned to full capacity late in the fourth quarter of 2010.

Zinc product shipments were 35,651 tons for the three months ended September 30, 2011, or 32,770 tons on a zinc contained basis, compared to 34,703 tons, or 33,080 tons on a zinc contained basis, for the three months ended September 30, 2010. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.12 per pound for the three months ended September 30, 2011 compared to $0.98 per pound for the three months ended September 30, 2010. The increase reflects a 10.5% increase in the average LME zinc price for the three months ended September 30, 2011 compared to the three months ended September 30, 2010.

Net sales of zinc metal decreased $6.3 million, or 12.5%, to $43.9 million for the three months ended September 30, 2011 compared to $50.2 million for the three months ended September 30, 2010. The decrease was primarily due to a $10.3 million decrease in sales volume offset by a $4.0 million increase in price realization. The increase in price realization was due to a higher average LME zinc price for 2011 versus 2010. Zinc metal shipments were approximately 8.7% lower than second quarter 2011 shipments due to production difficulties at the Monaca smelter during the third quarter which were resolved by the end of the quarter.

Net sales of zinc oxide increased $14.9 million, or 108.8%, to $28.6 million for the three months ended September 30, 2011, compared to $13.7 million for the three months ended September 30, 2010. The increase was primarily due to a $10.7 million increase in sales volume and a $4.2 million increase in price realization due to a higher average LME zinc price for the three months ended September 30, 2011 compared to the same period in 2010. Third quarter 2011 shipments remained relatively flat compared to the first and second quarter of 2011. Although we resumed commercial relationships with many of our customers following the restart of the Monaca, Pennsylvania refinery in the fourth quarter of 2010, this increase was partially offset by customer outages which reduced shipments in the third quarter of 2011. The increase in price realization for the three months ended September 30, 2011 compared to September 30, 2010 reflects the increase of the average LME zinc prices and the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices which were significantly higher than the current months.

Net sales of zinc and copper-based powders increased slightly $0.1 million, to $3.9 million for the three months ended September 30, 2011 compared to $3.8 million for the three months ended September 30, 2010. The slight increase was attributable to price, which increased $0.3 million, most notably in our copper-based powders, offset by a decrease in volume of $0.2 million.

Revenues from EAF dust recycling decreased $1.5 million, or 14.4%, to $8.9 million for the three months ended September 30, 2011 compared to $10.4 million for the three months ended September 30, 2010. The decrease was primarily attributable to a decrease of $1.4 million in price realization. Our price realization per ton decreased 14.0% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010. EAF dust receipts for the three months ended September 30, 2011 were 131,980 tons compared to 132,755 tons for the three months ended September 30, 2010. EAF dust receipts decreased approximately 3.2% for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011. According to data from the American Iron and Steel Institute, reported steel production increased slightly to 76% for the three months ended September 30, 2011 compared to 75% for the three months ended June 30, 2011.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $8.9 million to $86.6 million for the three months ended September 30, 2011, compared to $77.7 million for the three months ended September 30, 2010. As a percentage of net sales, excluding the adjustments related to the June 2011 hedges which are included in net sales, cost of sales, as a percentage of net sales, was 96.4% and 100.4% for the three months ended September 30, 2011 and 2010, respectively.

The cost of zinc material and other zinc related products sold increased $8.8 million, or 12.3%, to $80.6 million for the three months ended September 30, 2011 compared to $71.8 million for the three months ended September 30, 2010. The increase was primarily a result of a net $2.0 million increase in shipment volume, a $0.9 million increase in the cost of products shipped and a $0.8 million increase in other costs. Cost of sales also includes $5.1 million related to the resale of excess coal due to the idling of the power plant in September 2011. Conversion costs reflect an increase in production levels of 13.6% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. This increase was due in part to the explosion at our Monaca facility in July 2010, which reduced production during the three months ended September 30, 2010. In addition to the increase in production volume, energy costs increased by $4.2 million, the majority of which resulted from an increase in the cost of coke. Labor costs increased by $3.0 million, which was primarily due to the increase in production. The increase in conversion costs was compounded by an increase in purchased feed costs of $7.2 million and an increase in the cost of purchased feeds we pay expressed as a percentage of the LME. The increase in our purchased feed costs also reflects a 13.4% increase in the number of tons of purchased feed consumed. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.

The cost of EAF dust services remained relatively flat at approximately $6.0 million for both the three months ended September 30, 2011 and 2010. EAF dust processed increased 2.4% to 139,324 tons for the three months ended September 30, 2011 from 136,116 tons for the three months ended September 30, 2010.

Income (loss) before income taxes. For the reasons stated above, income before income taxes, including the effect of the adjustments related to the June 2011 hedges, was $31.3 million for the three months ended September 30, 2011. Excluding the adjustments related to the June 2011 hedges, operating loss before income taxes was $(7.7) million compared to operating loss of $(7.8) million for the three months ended September 30, 2010.

INMETCO

Net sales. Net sales increased $4.2 million, or 32.4%, to $17.3 million for the three months ended September 30, 2011 compared to $13.1 million for the three months ended September 30, 2010. The increase was due primarily to a higher LME average nickel price for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, higher shipment volume of 10.0% and favorable non-cash mark-to market adjustments of $1.3 million.

Cost of sales (excluding depreciation and amortization) Cost of sales increased $1.7 million, or 21.8%, to $9.5 million for the three months ended September 30, 2011 compared to $7.8 million for the three months ended September 30, 2010. The increase was due to an increase in shipment volume of 10.0% as compared to the third quarter of 2010.

Income before income taxes. For the reasons stated above, income before income taxes increased $3.0 million to $6.6 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Consolidated net sales. Consolidated net sales increased $64.8 million, or 22.6%, to $350.8 million for the nine months ended September 30, 2011 compared to $ 286.1 million for the nine months ended September 30, 2010. Net sales for the nine months ended September 30, 2011 includes net favorable non-cash mark-to market adjustments of $23.7 million related to the June 2011 hedges. Excluding the net adjustments related to the June 2011 hedges, consolidated net sales increased $41.0 million, or 14.3%, to $327.1 million. The increase includes a $31.0 million increase in net sales for Horsehead and a $10.0 million increase in net sales for INMETCO.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $21.4 million, or 8.8%, to $263.9 million for the nine months ended September 30, 2011 compared to $242.5 million for the nine months ended September 30, 2010. Cost of sales for the nine months ended September 30, 2011 includes a benefit from business interruption and property damage insurance recoveries totaling $10.3 million offset by additional costs of repairs and clean-up totaling $1.0 million relating to the explosion at our Monaca refinery in July 2010. Excluding the additional costs and insurance recoveries associated with the explosion, consolidated cost of sales increased $30.7 million, or 12.7%, to $273.2 million. The increase includes a $28.1 million increase in cost of sales for Horsehead and a $2.6 million increase for INMETCO. As a percentage of consolidated net sales, excluding the net adjustments related to the June 2011 hedges which are included in consolidated net sales and excluding the additional costs and insurance recoveries associated with the explosion included in cost of sales, both adjustments relating to the nine months ended September 30, 2011, consolidated cost of sales was 83.5% for the nine months ended September 30, 2011 compared to 84.8% for the nine months ended September 30, 2010.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $2.7 million, or 20.3%, to $15.9 million for the nine months ended September 30, 2011 compared to $13.2 million for the nine months ended September 30, 2010. The increase primarily reflects depreciation on the Barnwell facility, which began operations in April 2010.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $1.5 million, or 10.4%, to $15.8 million for the nine months ended September 30, 2011 compared to $14.3 million for the nine months ended September 30, 2010. Horsehead related costs increased $1.5 million, primarily reflecting increases in labor costs, bad debt expense, and non-cash stock-based compensation expense. INMETCO selling, general and administrative costs remained flat compared to the nine months ended September 30, 2010.

Consolidated other income (expense) Consolidated other income (expense) decreased $0.7 million to $(0.9) million for the nine months ended September 30, 2011 compared to $(0.2) million for the nine months ended September 30, 2010. Interest expense related to the Convertible Debt issued on July 27, 2011 accounted for $1.3 million in additional interest expense which was offset by an increase in interest and other income of $0.6 million.

Consolidated income tax provision. Our consolidated income tax provision was $20.2 million for the nine months ended September 30, 2011 compared to $5.7 million for the nine months ended September 30, 2010. Our estimated annual effective tax rate for 2011 changed from 32.5% as of June 30, 2011 to 37.2% as of September 30, 2011. The change in the annual rate primarily reflects the combined effect of a reduction in our projected pre-tax income for 2011 and the related impact of permanent differences. Our effective tax rate was 35.8% for the nine months ended September 30, 2010.

Consolidated net income. For the reasons stated above, our consolidated net income was $34.2 million for the nine months ended September 30, 2011, which includes income of $5.9 million relating to the insurance recovery from the explosion at our Monaca refinery in July 2010 and net adjustments related to the June 2011 hedges of $14.9 million compared to net income of $10.1 million for the nine months ended September 30, 2010. Excluding the benefit and related costs from the insurance recovery and net adjustments of the June 2011 hedges, consolidated net income increased $3.3 million to $13.4 million.

Business Segments

Horsehead Corporation

Net sales. Net sales increased $54.7 million, or 22.1%, to $302.7 million for the nine months ended September 30, 2011 compared to $247.9 million for the nine months ended September 30, 2010. Net sales for the nine months ended September 30, 2011 include net favorable non-cash mark-to market adjustments of $23.7 million related to the June 2011 hedges. Excluding the net adjustments related to the June 2011 hedges, net sales increased $31.0 million, or 12.5%, to $278.9 million. The increase was a result of a $9.7 million increase in sales volume primarily reflecting increases in shipments of zinc metal and of zinc oxide, a $15.1 million increase in price realization due to a higher average LME zinc price for the first nine months of 2011 compared to the first nine months of 2010 and an increase of $6.9 million in our zinc co-product and other miscellaneous sales. Miscellaneous sales include $4.2 million related to the resale of excess coal arising from the idling of our power plant in September 2011. Net sales during the nine months ended September 2011 was decreased by non-cash charges relating to our hedging activities of $3.1 million, excluding the net adjustments related to the June 2011 hedges, compared to a non-cash charge of $2.4 million for the nine months ended September 30, 2010.

Net sales for the nine months ended September 30, 2010 were affected by the explosion which occurred at our Monaca facility on July 22, 2010 Production resumed in the fourth quarter of 2010. The smelting facility at the Monaca plant operated at a reduced rate during the third quarter of 2010, however, we were able to offset a portion of the lost revenue from zinc oxide with additional zinc metal sales beyond our traditional markets. The smelting facility returned to full capacity late in the fourth quarter of 2010.

Zinc product shipments were 109,800 tons for the nine months ended September 30, 2011, or 101,113 tons on a zinc contained basis, compared to 104,970 tons, or 96,397 tons on a zinc contained basis, for the nine months ended September 30, 2010. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark-to market adjustments of our open hedge positions, was $1.14 per pound for the nine months ended September 30, 2011 compared to $1.07 per pound for the nine months ended September 30, 2010. The increase reflects an 8.7% increase in the average LME zinc price for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Net sales of zinc metal increased $19.8 million, or 16.4%, to $140.7 million for the nine months ended September 30, 2011 compared to $120.9 million for the nine months ended September 30, 2010. The increase was primarily due to an $8.1 million increase in sales volume and a $11.7 million increase in price realization. The increase in sales volume reflects the gradual improvement in demand for our products that began in late 2009 and continued into the first nine months of 2011. The increase in zinc metal sales was partially offset by reduced shipments in the third quarter of 2011 due to production difficulties at the Monaca smelter which were resolved by the end of the quarter. The increase in price realization was due to a higher average LME zinc price for 2011 versus 2010, and an increase in the average premium to the LME on zinc metal sold in 2011 compared to 2010.

Net sales of zinc oxide increased $5.0 million, or 6.0%, to $87.9 million for the nine months ended September 30, 2011, compared to $82.9 million for the nine months ended September 30, 2010. The increase was primarily due to a $1.1 million increase in sales volume and a $3.9 million increase in price realization which reflects the increase of the average LME zinc prices and the lag effect of pricing a majority of our zinc oxide shipments on prior months’ average LME zinc prices which were significantly higher than the more current months. We have resumed commercial relationships with our customers following the restart of the Monaca, Pennsylvania refinery in the fourth quarter of 2010 but this increase was partially offset by customer outages which reduced shipments in the third quarter of 2011.

Net sales of zinc and copper-based powders increased $2.7 million, or 25.5%, to $13.3 million for the nine months ended September 30, 2011 compared to $10.6 million for the nine months ended September 30, 2010. The increase was attributable to both shipment volume and price, most notably in our copper-based powders.

Revenues from EAF dust recycling decreased $2.6 million, or 8.7%, to $27.4 million for the nine months ended September 30, 2011 compared to $30.0 million for the nine months ended September 30, 2010. The decrease was primarily attributable to a $2.3 million decrease in price realization as our price realization per ton decreased 7.7% for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010. EAF dust receipts for the nine months ended September 30, 2011 were 400,707 tons compared to 405,420 tons for the nine months ended September 30, 2010. According to data from the American Iron and Steel Institute, reported steel production increased approximately 6.1% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $18.8 million to $236.9 million for the nine months ended September 30, 2011, compared to $218.1 million for the nine months ended September 30, 2010. As a percentage of net sales, excluding the net adjustments related to the June 2011 hedges which are included in net sales and excluding the benefit from additional costs and insurance recoveries from the explosion at our Monaca refinery of $9.3 million included in cost of sales, both adjustments for the nine months ended September 30, 2011, cost of sales was 88.3% and 88.2% for the nine months ended September 30, 2011 and 2010, respectively.

The cost of zinc material and other zinc related products sold, excluding the insurance recoveries and additional costs of $9.3 million included in cost of sales for the nine months ended September 30, 2011, increased $28.2 million, or 14.1%, to $228.0 million for the nine months ended September 30, 2011 compared to $199.8 million for the nine months ended September 30, 2010. The increase was primarily a result of a net $8.4 million increase in shipment volume, an $11.6 million increase in the cost of products shipped and a $3.1 million increase in other costs. Cost of sales also includes $5.1 million related to the resale of excess coal due to the idling of the power plant in September 2011. Conversion costs for the nine months ended September 30, 2011 reflect an increase in production levels for the first nine months of 2011 of 8.3% compared to first nine months of 2010. In addition to the increase in production volume, energy costs increased by $14.8 million , the majority of which resulted from an increase in the cost of coke. Labor costs increased $7.1 million, which reflects the increase in production and includes a one time charge of approximately $2.3 million related to signing bonuses for several union contract renewals which occurred during the nine months ended September 30, 2011. Additionally maintenance costs increased $1.0 million and services increased $2.7 million. The conversion costs increases were compounded by an increase in purchased feed costs of $2.1 million. The cost of purchased feeds we pay expressed as a percentage of the LME remained relatively the same for both the nine months ended September 30, 2011 and 2010. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller effect on our cost of sales than on our net sales.

The cost of EAF dust services decreased $0.1 million, or 0.5%, to $18.2 million for the nine months ended September 30, 2011 from $18.3 million for the nine months ended September 30, 2010. The decrease primarily reflects a $0.2 million decrease in volume offset by a $0.1 million increase in transportation costs. Cost per ton remained relatively flat for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010.

Income before income taxes. For the reasons stated above, income before income taxes, which includes a net benefit of $9.3 million related to insurance recoveries less additional costs associated with the explosion at our Monaca plant and includes net adjustments of $23.8 million related to the June 2011 hedges, increased $31.0 million to $36.9 million for the nine months ended September 30, 2011, compared to operating income of $5.9 million for the nine months ended September 30, 2010. Excluding the additional costs and benefit received from insurance and the net adjustments related to the June 2011 hedges, operating income was $3.9 million for the nine months ended September 30, 2011, a decrease of $2.0 million, from the nine months ended September 30, 2010.

INMETCO

Net sales. Net sales increased $10.0 million, or 25.8%, to $48.9 million for the nine months ended September 30, 2011 compared to $38.9 million for the nine months ended September 30, 2010. The increase was due primarily to a higher LME average nickel price for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, higher shipment volume of 6.9% and favorable non-cash mark-to market adjustments of $1.8 million. Shipment volume increased over the prior year partially due to the planned maintenance during May 2010 which reduced shipments during the nine months ended September 2010.

Cost of sales (excluding depreciation and amortization) Cost of sales increased $2.6 million, or 10.7%, to $27.0 million for the nine months ended September 30, 2011 compared to $24.4 million for the nine months ended September 30, 2010. The increase was due to an increase in shipment volume of 6.9% as compared to the nine months ended September 30, 2010 and an increase in raw material costs.

Income before income taxes. For the reasons stated above, income before income taxes increased $7.5 million to $17.4 million for the nine months ended September 30, 2011 compared to $9.9 million for the nine months ended September 30, 2010.

Liquidity and Capital Resources

We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, which includes proceeds from the issuance of the Convertible Notes, availability under the Revolving Credit Agreement, our cost reduction initiatives, our hedging positions, and our cash generated from operations will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report, or in the materials incorporated herein by reference.

Total capital expenditures for the construction of the new zinc facility are currently estimated to range from $350 million to $375 million. During the third quarter of 2011, we announced the new zinc plant will be constructed in Rutherford County, North Carolina. Site preparation work continues along with preliminary permitting activities as engineering is underway. We continue to target startup of the new plant by the third quarter of 2013.

Our cash is not restricted with the exception of $2.5 million related to the financial assurance associated with the ESOI customer contracts purchased by us in 2009, which are described in our annual report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on March 16, 2011.

In June 2011, we entered into call and put option hedging arrangements for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. These hedges cover approximately 75% of our expected shipments for the period from January 2012 through June 2013. As a result of these hedges, we could be subject to potential margin calls if the forward zinc prices increase prior to settlement. In the event of a margin call, unsecured credit provided by our clearing agent would apply first. After the use of the credit that they provide, we would be required to put cash on deposit with the clearing agent as security for eventual settlement of the hedge positions. This deposit would be classified as a restricted asset. At September 30, 2011, we were not required to put any cash on deposit with the clearing agent. The clearing agent for the majority of our hedges has been MF Global UK Ltd, a U.K. affiliate of MF Global. As has been widely reported, MF Global Holdings Ltd. and MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code last week, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. While there are many uncertainties surrounding the impact of last week’s bankruptcy filing on us, we currently believe that our LME-registered hedging contracts, which includes all of our put and call options for 2012 and 2013, can be transferred to alternate clearing members of the London Clearing House without any loss to us. We are actively pursuing the transfer of these contracts and we are closely monitoring this situation. We may not, however, be able to replace the unsecured credit that was provided by MF Global UK Ltd. with an alternate clearing member of the London Clearing House.

On July 27, 2011, we issued $100.0 million of 3.80% Convertible Notes in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into a $60.0 million Revolving Credit Agreement to support liquidity needs during construction of the new zinc plant and to allow for the availability of previously restricted cash. At September 30, 2011, the Company had $17.8 million in letters of credit outstanding under the Revolving Credit Agreement which had previously been collateralized with restricted cash. At September 30, 2011, there were no outstanding borrowings under the Revolving Credit Agreement and undrawn availability was $36.7 million at September 30, 2011. We recognized $.4 million in issuance costs in connection with the Revolving Credit Agreement. We intend to use the proceeds from the offering, borrowing under the Revolving Credit Agreement and cash on hand, for the initial stages of construction of the new zinc facility and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

September 30, 2011

Our balance of cash and cash equivalents at September 30, 2011, excluding $2.5 million of restricted cash, was $250.1 million, a $140.6 million increase from the December 31, 2010 balance of $109.6 million. It is concentrated in three U.S. banks.

Cash Flows from Operating Activities

Our operations provided a net $44.3 million in cash for the nine months ended September 30, 2011. The cash flows generated reflect the operating performance during the nine months ended September 30, 2011, insurance proceeds from the explosion at our Monaca facility in July 2010 and a $4 million income tax refund for the 2010 tax year.

Our investment in working capital was $306.8 million at September 30, 2011 and $170.1 million at December 31, 2010. The increase in working capital is primarily a result of a $140.6 million increase in cash, primarily due to the $100.0 million Convertible Notes offering, $23.9 million release of previously restricted cash to operating cash, operating performance for the nine months ended September 30, 2011 and an increase of $10.6 million in prepaid hedge contracts. Investment in working capital was reduced by a $13.5 million increase in income taxes payable.

During the nine months ended September 30, 2011, we recorded an additional $10.3 million in recoveries for business interruption and property damage insurance relating to the July 2010 explosion at our Monaca facility. This amount represents the final settlement of the claim. We received cash payments of $18.6 million during the nine months ended September 30, 2011 for the settlement of the claim.

Cash Flows from Investing Activities

Cash used in investing activities was $2.0 million for the nine months ended September 30, 2011. Capital expenditures were $25.9 million. We funded capital expenditures with cash on hand.

During the first quarter of 2011, restricted cash totaling $2.5 million was released from escrow, $1.5 million was related to reduced collateral requirements under the ESOI purchase agreement and $1.0 million was the final amount to be received under the provisions of the New Markets Tax Credit program related to the financing and development of the Barnwell site. During the third quarter of 2011, restricted cash totaling $21.4 million was released from escrow, $2.7 million of which related to collateralization for a letter of credit required for a closure bond for one of our Pennsylvania facilities which was replaced with a surety bond, the remaining $18.7 million related to letters of credit collateralized by restricted cash which are now outstanding under the Revolving Credit Agreement.

Cash Flows from Financing Activities

Cash provided by financing activities was $98.2 million for the nine months ended September 30, 2011 and consisted primarily of proceeds of $100.0 million from the issuance of the Convertible Notes and $2.4 million from the exercise of 0.2 million stock options. Cash used in financing activities of $3.9 million related to issuance costs for the Convertible Notes and Revolving Credit Agreement.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases and letters of credit. As of September 30, 2011, we had letters of credit outstanding under the new $60.0 million Revolving Credit Agreement in the amount of $17.8 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and closure bonds for our two facilities in Pennsylvania. We also have a surety bond outstanding in the amount of $2.6 million to collateralize a closure bond for the Company’s third facility located in Pennsylvania.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, copper, nickel, lead, natural gas and coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc, copper, nickel and lead through 2011, 2012 and 2013. In June 2011, we entered into call and put option hedging arrangements for 2012 and 2013 for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. As a result of these hedges, we could be subject to potential margin calls if the forward zinc prices increase prior to settlement. We put these hedges in place to help support our liquidity needs during the construction of the new zinc facility and to help support our growth initiatives.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with the London Clearing House for a majority of our contracts. The clearing agent for the majority of our hedges has been MF Global UK Ltd, a U.K. affiliate of MF Global. As has been widely reported, MF Global Holdings Ltd. And MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code last week, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. While there are many uncertainties surrounding the impact of last week’s bankruptcy filing on us, we currently believe that our LME-registered hedging contracts, which includes all of our put and call options for 2012 and 2013, can be transferred to alternate clearing members of the London Clearing House without any loss to us. We are actively pursuing the transfer of these contracts and we are closely monitoring this situation.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million Revolving Credit Agreement entered into on September 28, 2011 which bears interest at variable rates. Assuming that our Revolving Credit Agreement is fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.6 million.

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

In 2009, we purchased put options for approximately 100,000 tons of zinc for 2010. The cost of the options was $5.3 million and they have a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of our anticipated sales volume for 2010. In 2010, we purchased put options for approximately 99,000 tons of zinc for 2011 having a strike price of $0.65 per pound. The purchases represent approximately 70% of our expected zinc production in 2011. We also sold put options for approximately 35,000 tons of zinc for the last six months of 2011 having a strike price of $0.55 per pound. The options we purchased provide that we will receive a minimum of $0.65 per pound for the quantity hedged and the options we sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The cost of the options purchased was $3.0 million and the cost of the options sold was $0.2 million. These options are included in “Prepaid hedge contracts” in our consolidated financial statements.

As of December 31, 2010, we were party to contracts for the purchase and delivery of the coal requirements for our power plant in Monaca through 2011. We were party to a similar contract in 2010. In June 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility this fall. In September 2011, we idled the Monaca power plant. During the third quarter of 2011, we began to sell our remaining coal obligations under this contract to third parties and expect to sell all remaining requirements by the end of 2011. Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

In June 2011, we entered into call and put option hedging arrangements for zero net premiums paid, that will provide us with minimum, maximum and capped zinc prices per pound of $0.85, $1.20, and $1.81, respectively. The hedges reduced our exposure to future declines in zinc prices below the minimum price. We will not be able to participate in increases in zinc prices beyond the maximum price until the capped zinc price is reached. The hedges cover approximately 160,000 tons of zinc production, which represents approximately 75% of the expected shipments for the period from January 2012 through June 2013. We put these hedges in place to help support our liquidity needs during the construction of the new zinc facility and to help support our growth initiatives. These options are included in “Prepaid hedge contracts” and “ Noncurrent hedge contracts” in our consolidated financial statements.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and

Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of September 30, 2011.

(b) Changes in internal control over financial reporting

During the quarter ending September 30, 2011, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the SEC on March 16, 2011, and our Quarterly Report on Form 10Q for the quarter ended June 30, 2011 which was filed on August 9, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The information otherwise required to be disclosed under this Part II Item 2 related to the Convertible Notes was previously disclosed in Current Reports on Form 8-K filed on July 21, 2011, July 22, 2011 and July 27, 2011 and therefore is not required to be furnished herein.

Item 3. Defaults Upon Senior Securities.

[None]

Item 4. (Removed and Reserved)

Item 5. Other Information.

[None]

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture, dated as of July 27, 2011, between Horsehead Holding Corp. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011)

4.2	Form of 3.80% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011 (included as Exhibit A to Exhibit 4.1))

10.1	Revolving Credit and Security Agreement, dated as of September 28, 2011, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, National Association, as agent and lender. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 30, 2011)

31.1	Certification by James M. Hensler, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Scherich, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By: James M. Hensler Its: President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on November 9, 2011.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 9, 2011
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting	November 9, 2011
Robert D. Scherich	Officer