Form 10-Q
period 2012-03-31
Horsehead Holding Corp
filed 2012-05-07
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☒

The number of shares outstanding of the issuer’s common stock as of May 4, 2012 was 43,807,351

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to obtain sufficient funds to construct

i

the new zinc facility, including our access to the capital markets and other forms of financing; our ability to service our debt; our ability to successfully construct and operate the new zinc facility; our ability to realize the projected benefits from the new zinc facility; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our recent acquisition of Zochem, Inc., a Canadian corporation (“Zochem”) on November 1, 2011 and with future acquisitions, joint ventures or asset dispositions.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2012 and December 31, 2011

(Amounts in thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$172,465	$188,500
Accounts receivable, net of allowance of $570 and $566, respectively	68,258	60,939
Inventories, net	53,105	53,430
Prepaid expenses and other current assets	29,411	30,312

Total current assets	323,239	333,181
Property, plant and equipment, net	281,196	260,052
Other assets
Intangible assets	12,411	12,607
Restricted cash	—	2,500
Deferred income taxes	1,855	1,855
Deposits and other	8,010	21,297

Total other assets	22,276	38,259

Total assets	$626,711	$631,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—
Accounts payable	50,829	39,011
Accrued expenses	26,657	31,524
Deferred income taxes	1,752	1,716

Total current liabilities	79,238	72,251
Long-term debt, less current maturities	80,406	79,663
Other long-term liabilities	16,688	21,428
Deferred income taxes	45,614	45,899
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,787 and 43,696 shares issued and outstanding in 2012 and 2011, respectively	438	436
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	233,279	232,562
Retained earnings	166,763	175,219
Accumulated other comprehensive income (loss)	106	(258)

Total stockholders’ equity before noncontrolling interest	400,586	407,959

Noncontrolling interest	4,179	4,292

Total stockholders’ equity	404,765	412,251

Total liabilities and stockholders’ equity	$626,711	$631,492

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2012 and 2011

(Unaudited)

(Amounts in thousands except per share amounts)

	2012	2011
Net sales of zinc material and other goods	$83,701	$84,481
Net sales of nickel-based material and other services	16,235	15,535
EAF dust service fees	11,433	9,198

Net sales	111,369	109,214
Cost of sales of zinc material and other goods	96,158	72,147
Cost of sales of nickel based material and other services	9,113	8,822
Cost of EAF dust services	8,261	6,058
Insurance claim income	—	(10,347)

Cost of sales (excluding depreciation and amortization)	113,532	76,680
Depreciation and amortization	6,036	5,262
Selling, general and administrative expenses	5,850	5,187

Total costs and expenses	125,418	87,129
(Loss) income from operations	(14,049)	22,085
Other income (expense)
Interest expense	(1,531)	(302)
Interest and other income	504	290

Total other (expense)	(1,027)	(12)
(Loss) income before income taxes	(15,076)	22,073
Income tax (benefit) provision	(6,620)	7,309

NET (LOSS) INCOME	$(8,456)	$14,764

(Loss) earnings per common share:
Basic	$(0.19)	$0.34
Diluted	$(0.19)	$0.33
Weighted average shares outstanding:
Basic	43,727	43,530
Diluted	43,727	44,181

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the three months ended March 31, 2012 and 2011

(Unaudited)

(Amounts in thousands except per share amounts)

	2012	2011
Net (loss) income	$(8,456)	$14,764
Other comprehensive income, net of tax:
Foreign currency translation adjustment	350	—
Net pension liability adjustment	14	—

Comprehensive (loss) income	$(8,092)	$14,764

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2012

(Unaudited)

(Amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	income (loss)	Interest	Total
Balance at January 1, 2012	43,696	$436	$232,562	$175,219	$(258)	$4,292	$412,251

Restricted stock vesting	91	2	—	—	—	—	2
Stock compensation expense	—	—	747	—	—	—	747
Net tax benefit of equity award vesting	—	—	183	—	—	—	183
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Tax settlement on equity award vesting	—	—	(213)	—	—	—	(213)

Other comprehensive (loss) income, net of tax:	—	—	—	(8,456)	364	—	(8,092)

Balance at March 31, 2012	43,787	$438	$233,279	$166,763	$106	$4,179	$404,765

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2012 and 2011

(Unaudited)

(Amounts in thousands)

	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(8,456)	$14,764
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	6,036	5,262
Deferred income tax (benefit) provision	(249)	80
Accretion on ESOI liabilities	430	221
Losses on derivative financial instruments	15,159	796
Non-cash compensation expense	747	798
Amortization of deferred finance costs	137	—
Losses on write down of assets	3,274	—
Accretion on Convertible Notes	743	—
Capitalization of interest	(1,077)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(7,028)	(18,214)
Decrease (increase) in inventories	435	(6,691)
(Increase) decrease in prepaid expenses and other current assets	(5,599)	68
(Increase) in other assets	(375)	(7)
Increase (decrease) increase in accounts payable	11,651	(444)
(Decrease) increase in accrued expenses	(4,512)	6,603
(Decrease) increase in other non-current liabilities	(1,339)	532

Net cash provided by operating activities	9,977	3,768
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(28,680)	(5,003)
Decrease in restricted cash	2,500	2,520

Net cash used in investing activities	(26,180)	(2,483)
Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(113)	(113)
Proceeds from exercise of options	—	2,360
Tax effect of share based compensation award exercise and vesting	183	(164)

Net cash provided by financing activities	70	2,083
Foreign currency impact on cash balance	98	—
Net (decrease) increase in cash and cash equivalents	(16,035)	3,368
Cash and cash equivalents at beginning of period	188,500	109,557

Cash and cash equivalents at end of period	$172,465	$112,925

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2012 and for the three months ended March 31, 2012 and March 31, 2011, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTE B—ACQUISITION OF BUSINESS

On November 1, 2011, the Company acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada from Hudson Bay Mining and Smelting Co., Limited (“HudBay”) for a cash purchase price of $15.1 million. This acquisition will broaden the Company’s geographic reach, provide added operational flexibility and diversify its customers and markets for zinc oxide. The Company currently plans to continue to operate its zinc oxide production facilities in Monaca, Pennsylvania until the new zinc plant, currently being constructed in Rutherford County, North Carolina, is operational and the status of the Monaca facility is determined. See Footnote F – Property, Plant and Equipment for more information regarding the new zinc facility and resulting impact on the Monaca facility.

NOTE C—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Cash in bank	$147,332	$163,392
Money market demand account	25,133	25,108

	$172,465	$188,500

The Company’s cash balance is concentrated in three U.S. banks and one Canadian bank at both March 31, 2012 and December 31, 2011. The Company carries deposits in excess of federally insured amounts. At March 31, 2012 and December 31, 2011, the Company had $5,472 and $5,551, respectively, in cash held at foreign institutions.

The money market demand account carries an interest rate of 0.40% as of March 31, 2012 and December 31, 2011. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE D—INVENTORIES

Inventories consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Raw materials	$11,910	$12,205
Work-in-process	3,966	4,025
Finished goods	23,026	23,393
Supplies and spare parts	14,203	13,807

	$53,105	$53,430

Inventories are net of reserves for slow moving inventory of $3,072 and $3,663 at March 31, 2012 and December 31, 2011, respectively.

NOTE E—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Refundable income taxes	$15,886	$9,617
Prepaid hedge contracts	10,730	17,723
Other	2,795	2,972

	$29,411	$30,312

See Footnote P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2012 and December 31, 2011.

	March 31, 2012	December 31, 2011
Land and land improvements	$23,806	$23,518
Buildings and building improvements	37,459	38,659
Machinery and equipment	238,230	240,185
Construction in progress	74,819	47,691

	374,314	350,053
Less accumulated depreciation	(93,118)	(90,001)

	$281,196	$260,052

The Company capitalized $1,077 of interest during the three months ended March 31, 2012. The interest related to the construction of the new zinc facility.

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility as a result of the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company plans on closing the smelting operation when the new zinc plant is commissioned in late 2013 but has not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that they had entered into an option agreement with Shell Chemical LP to purchase their Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 in the first quarter of 2012. The write down resulted in a reduction of $5,955 in the cost and $2,681 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of this write-down is included in “Cost of sales of zinc material and other goods (excluding depreciation)” on the Consolidated Statement of Operations. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $46 million at March 31, 2012.

NOTE G—RESTRICTED CASH

The restricted cash balance of $2,500 at December 31, 2011 related to the Envirosafe Services of Ohio, Inc. (“ESOI”) deferred purchase price obligation and was held in third-party managed trust accounts. This restricted cash was invested in money market and other liquid investment accounts. During the first quarter of 2012, the ESOI purchase price agreement was amended and the remaining restricted cash was released from trust and transferred to operating cash.

NOTE H— DEPOSITS AND OTHER

Deposits and other at March 31, 2012 and December 31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Noncurrent hedge contracts	$4,567	$13,703
Deferred finance costs	2,799	2,936
HudBay Master Trust Receivable	—	4,039
Other	644	619

	$8,010	$21,297

See Footnote P – Accounting for Derivative Instruments and Hedging Activities for additional information regarding noncurrent hedge contracts. See Footnote L – Employee Benefit Plans for additional information regarding the HudBay Master Trust Receivable.

NOTE I—NOTES PAYABLE AND DEBT

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
Loan payable, related to New Market Tax Credit (“NMTC”) program	$255	$255
3.80% Convertible Notes due July 2017, net of debt discount	80,151	79,408

	80,406	79,663
Less portion currently payable	—	—

	$80,406	$79,663

The loan payable is associated with the NMTC program. It is an interest only loan with principal due at the end of the term.

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the proceeds of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense in the Company’s Consolidated Statement of Operations. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during the three months ended March 31, 2012. The remaining issuance costs of $760 were accounted for as equity issuance costs and recorded in additional-paid in capital.

During the three months ended March 31, 2012, the Company recognized $1,693 in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.5%.

The carrying amount of the Convertible Notes was $80,151 with an unamortized discount of $19,849 at March 31, 2012. The carrying amount of the Convertible Notes was $79,408 with an unamortized discount of $20,592 at December 31, 2011. The carrying amount of the equity component was $12,463 and $12,879 at March 31, 2012 and December 31, 2011, respectively. The accumulated accretion related to the equity component was $1,262 and $846 at March 31, 2012 and December 31, 2011, respectively.

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

The Revolving Credit Agreement provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 will be available to Horsehead for the issuance of letters of credit, which reduces availability under the Revolving Credit Agreement. At March 31, 2012, the Company had $16,146 in letters of credit outstanding under the Revolving Credit Agreement. Horsehead’s obligations under the Revolving Credit Agreement are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At March 31, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Undrawn availability under the Revolving Credit Agreement was $37,383 at March 31, 2012.

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

The Revolving Credit Agreement contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees will be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Horsehead or Horsehead Holding Corp. or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the Revolving Credit Agreement will become immediately due and payable.

Horsehead will pay an unused line fee to the lenders under the Revolving Credit Agreement ranging from 0.25% to 0.375% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

The Revolving Credit Agreement contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The Revolving Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company incurred issuance costs of $428 in connection with the Revolving Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Revolving Credit Agreement. Interest expense of $22 related to the amortization of deferred finance costs was recorded in the three months ended March 31, 2012.

Other

At March 31, 2012, the Company had $16,146 of letters of credit outstanding under the Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for one of the Company’s three facilities located in Pennsylvania. The Company also had two surety bonds outstanding in the amount of $5,323 to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. At December 31, 2011, the Company had $17,781 of letters of credit outstanding under the Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. The Company also had a surety bond outstanding in the amount of $2,579 to collateralize a closure bond for the Company’s third facility located in Pennsylvania.

NOTE J—ACCRUED EXPENSES

Accrued expenses at March 31, 2012 and December 31, 2011 consisted of the following.

	March 31, 2012	December 31, 2011
Employee related costs	$8,101	$10,056
EAF dust processing reserve	4,255	4,488
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	1,890	2,055
Accrued electric	3,553	3,709
Other	6,458	8,816

	$26,657	$31,524

NOTE K—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at March 31, 2012 and December 31, 2011 consisted of the following.

	March 31, 2012	December 31, 2011
Environmental obligations	$609	$626
Insurance claim liabilities	6,833	6,699
Asset retirement obligations	3,980	3,891
Deferred purchase price obligation	4,504	5,335
Pension liability	400	4,445
Other	362	432

	$16,688	$21,428

See Footnote L – Employee Benefit Plans for additional information regarding the pension liability.

NOTE L—EMPLOYEE BENEFIT PLANS

As part of the acquisition of Zochem, on November 1, 2011, the Company assumed the pension assets, which were recorded as a receivable from HudBay’s Master Trust at December 31, 2011, and the pension liability for both the hourly and salary pension plans which were in effect at the time of the acquisition. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the Plans.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Expense related to the plan for the three months ended March 31, 2012 was $45.

Net periodic benefit costs for the three months ended March 31, 2012:

For the three months ended March 31, 2012
Components of net periodic benefit cost:
Service Cost	$53
Interest Cost	42
Expected return on plan assets	(70)
Amortization of prior service cost	6
Losses	14

Net periodic benefit cost	$45

During the three months ended March 31, 2012, the Company made contributions in the amount of $75 to its defined benefit pension plan. The Company anticipates making $110 of additional contributions to fund its defined benefit pension plans during the balance of 2012.

Prior to the acquisition date of November 1, 2011, the hourly and salary defined benefit plans of Zochem were included in the Master Trust of HudBay. As part of the purchase agreement, HudBay agreed to fully fund both pension plans as of June 30, 2011 and transfer cash to the Zochem plans. At December 31, 2011, the plan had a receivable from HudBay’s Master Trust of $4,039. During the first quarter of 2012, 100% of the agreed upon pension assets had been transferred.

The Company’s hourly and salary pension plan assets of $4,337 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 1 of the fair value hierarchy.

NOTE M—INCOME TAXES

The Company’s effective tax rates were 43.9% and 33.1% for the three months ended March 31, 2012 and 2011, respectively. The provision or benefit for income taxes differs from the tax provision computed, by applying the U.S. statutory federal income tax rate applied to net income before income taxes, due primarily to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The federal tax years that remain subject to examination are 2010 through 2011. Due to the acquisition of Zochem on November 1, 2011, the Company will file a tax return in Canada. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) are as follows:

	March 31, 2012	December 31, 2011
Cumulative translation adjustments	$78	$(272)
Net pension adjustment	28	14

Accumulated other comprehensive income (loss)	$106	$(258)

NOTE O—STOCK-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. At March 31, 2012, there were 138 options outstanding, each with an average exercise price of $1.01 per share and 2.4 years of remaining contractual life. The aggregate intrinsic value at March 31, 2012 of the options outstanding under the 2004 Plan was $1,432.

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the 2006 Plan. The exercise price is $13.00 per share. The options have a term of ten years and vest ratably over a five-year period from date of grant. Generally, the vested option may be exercised any time after November 30, 2007 and before the earlier of January 24, 2017 or the date of the option holder’s employment termination.

At March 31, 2012, there were 658 options outstanding, each with an exercise price of $13.00 per share and 4.79 years of remaining contractual life. The related compensation expense for the three months ended March 31, 2012 and 2011 was $51 and $306, respectively. All compensation expense has been recognized as of March 31, 2012. As of March 31, 2012, 658 options were vested and fully exercisable. The options outstanding under the 2006 Plan had no intrinsic value at March 31, 2012 since the exercise price was lower than the stock price at March 31, 2012.

In the first quarter of 2012, the Company granted a total of 417 restricted stock units at an average grant date fair value of $9.94 per unit. The units vest over a two and a half or five year service period. Upon vesting, the underlying stock will be issued for par value. In the first quarter of 2011, the Company granted a total of 240 restricted stock units at an average grant date fair value of $13.20 per unit. The related compensation expense for the three months ended March 31, 2012 and March 31, 2011 was $696 and $492, respectively. Unrecognized compensation expense as of March 31, 2012 was $7,576. As of March 31, 2012, there were 1,031 restricted stock units outstanding. The remaining contractual life ranged from 0.21 years to 4.96 years at March 31, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE P—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of March 31, 2012, the fixed portions of these contracts ranged from a monthly average of $0.83 to $0.93 per pound for zinc. The Company did not have any copper fixed-to-variable contracts outstanding at March 31, 2012.

The Company enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, under an agreement, the Company manages the lead co-product of its EAF dust recycling operation by providing it to a lead smelter as a feedstock for the production of lead. As of March 31, 2012, the fixed portion of the nickel swap contracts ranged from a monthly average of $9.75 to $10.00 per pound. The Company did not have any lead variable-to-fixed contracts outstanding at March 31, 2012.

The Company hedged approximately 0.1 tons of nickel with variable-to-fixed future swap contracts and approximately 8.1 tons of zinc with fixed-to-variable future swap contracts at March 31, 2011, all of which settle at various dates up to and including March 31, 2013. The Company received cash of $260 and $225 from the settlement of such contracts for the three months ended March 31, 2012 and 2011, respectively.

In 2010, the Company purchased 2011 put options as a financial hedge of approximately 99 tons of zinc having a strike price of $0.65 per pound at a cost of $3,005. The Company also sold 2011 put options having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provide that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provide that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The options settle monthly on an average LME pricing basis. For the three months ended March 31, 2011, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.

At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, the Company entered into hedge arrangements in which it bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced the Company’s exposure to future declines in zinc prices below $0.85 per pound. The Company would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, the Company bought back the $1.20 per pound sold call option positions at a cost of $15,743 and realized a gain of $13,430. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to the Company’s profitability, in the event that zinc prices increase above the $1.20 per pound during that period. Prior to the repurchase of the $1.20 per pound call options, the Company would have been subject to potential margin calls if the forward zinc prices increased prior to settlement. In the event of a margin call, unsecured credit provided by the clearing agent would have applied first. After the use of the credit that they provided, the Company would have been required to put cash on deposit with the clearing agent as security for eventual settlement of the hedge positions. This deposit would have been classified as

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

a restricted asset. The Company did not have any cash on deposit with any clearing agent at March 31, 2012. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at March 31, 2012. The value of the zinc call options with a $1.81 per pound strike price was negligible at both December 31, 2011 and March 31, 2012.

The put options settle monthly on an average LME pricing basis. For the three months ended March 31, 2012, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the three months ended March 31, 2012.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended March 31,
	2012	2011
Gains (losses) included in net sales:
Options	$(17,086)	$(428)
Swaps	2,187	(17)

	$(14,899)	$(445)

(Losses) included in cost of sales:
Swaps	—	(126)

Total losses resulting from hedging activities	$(14,899)	$(571)

The fair value of the swap contracts and put options as of March 31, 2012 and December 31, 2011 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2012	December 31, 2011
Options and swaps included in Prepaid expenses and other assets	$10,730	$17,723

Options included in Deposits and other	$4,567	$13,703

Swaps included in Accrued expenses	$—	$970

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on March 31, 2012 and December 31, 2011, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses LME-registered contracts entered into with a London Clearing House member for a majority of their contracts. The Company does not require collateral and does not enter into master netting arrangements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE Q—CONTINGENCIES

The Company is subject to federal, state and local laws designed to protect the environment and believes that as a general matter, its policies, practices and procedures are properly designed to minimize risk of environmental damage and financial liability to the Company.

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

NOTE R—EARNINGS PER SHARE

Basic (loss) earnings per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if the potentially dilutive common shares had been issued. The Company uses the treasury stock method when calculating the dilutive effect in basic EPS.

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

The information used to compute basic and diluted (loss) earnings per share is as follows:

	Three months ended March 31,
	2012	2011
Basic (loss) earnings per share:
Net (loss) income	$(8,456)	$14,764
Weighted average shares outstanding—basic	43,727	43,530

Basic (loss) earnings per share	$(0.19)	$0.34

Diluted (loss) earnings per share:
Net (loss) income	$(8,456)	$14,764
Weighted average shares outstanding—diluted	43,727	44,181
Diluted (loss) earnings per share	$(0.19)	$0.33

Reconciliation of average shares outstanding – basic to average shares outstanding—diluted:

Weighted average shares outstanding—basic	43,727	43,530
Effect of dilutive securities:
Options	—	336
Restricted stock units	—	315

Weighted average shares outstanding—diluted	43,727	44,181

	Exercise price	2012	2011
Anti-dilutive shares excluded from earnings per share calculation for the three months ended March 31:
Options	$13.00	658	—
Options	$1.01	138	—
Restricted stock units	—	1,031	—

Total		1,827	—

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company will utilize the modified treasury stock method and assume dilution if the average stock price for the quarter exceeds the conversion price. The share dilution will be calculated by dividing the conversion spread value by the average share price for the quarter. During the three months ended March 31, 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

NOTE S— SEGMENT INFORMATION

The following table presents information regarding the Company’s segment information:

For the three months ended March 31, 2012

	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$95,454	$16,235	$(320)	$111,369
(Loss) income before income taxes	(19,628)	5,291	(739)	(15,076)

For the three months ended March 31, 2011

	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total

Net sales	$93,939	$15,535	$(260)	$109,214
Income (loss) before income taxes	17,043	5,059	(29)	22,073

NOTE T—PRO FORMA INFORMATION

The following pro forma information presents the financial results of the Company as if the acquisition of Zochem had occurred on January 1, 2010. These amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Zochem to reflect the additional depreciation and amortization that would have been charged assuming the fair value adjustments to property, plant and equipment, intangible assets and inventory had been applied on January 1, 2010, together with the resulting tax effects. Excluded in the pro forma net income for the year ended December 31, 2010 is the gain on bargain purchase from the acquisition of Zochem. This pro forma information has been prepared for comparative purposes and does not purport to be indicative of what would have occurred had the acquisition been completed on January 1, 2010 for Zochem, nor are they indicative of any future results.

2011 including Zochem	Pro forma Three months ended March 31	As reported Three months ended March 31
Net sales	$134,257	$109,214
Net income	15,388	14,764

Basic earnings per share	$0.35	$0.34
Diluted earnings per share	$0.35	$0.33

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE U—MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY

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

The estimated allocation of the remaining final settlement of $10,347, which was recorded as Insurance claim income in the Consolidated Statements of Operations for the three months ended March 31, 2011, was $3,248 for business interruption and $7,099 for property damage. As of December 31, 2011, the entire insurance recoveries of $29,614 were received in cash.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 9, 2012.

Overview

Our Business

We are a leading U.S. producer of zinc and nickel-based products. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc, at our Monaca facility, and our nickel-based products, at our INMETCO facility, using nearly 100% recycled materials, including zinc recovered from our four EAF dust recycling operations located in four states. We believe our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. In 2010, we commenced operations at our fourth EAF dust processing facility located in South Carolina. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic Investments and Acquisitions

During the fourth quarter of 2011, we began construction on a new zinc facility located in Rutherford County, North Carolina, which we anticipate will be capable of production in excess of 150,000 tons of zinc metal per year, including Special High Grade (“SHG”) zinc, Continuous Galvanizing Grade zinc as well as PW zinc and will also enable us to potentially recover other marketable metals from EAF dust. The new facility will significantly reduce our manufacturing conversion costs due to the lower energy usage, higher labor productivity and lower maintenance needs associated with the new technology to be employed at the facility. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert Waelz oxide and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers operated by steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the process will allow us to recover value from new metals such as silver and lead as well as the copper contained in EAF dust. We currently estimate total capital expenditures for the construction of the new zinc facility in Rutherford County, North Carolina will range from $350 million to $375 million. We have incurred approximately $68 million of these expenditures as of March 31, 2012. To fund the initial stages of construction, we issued $100.0 million in principal amount of Convertible Notes on July 27, 2011 in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into a $60.0 million Revolving Credit Agreement to support our liquidity needs during construction and to allow for the availability of previously restricted cash. We were able to release $18.7 million of restricted cash which was replaced with $17.8 million in letters of credit under the Revolving Credit Agreement. We intend to use the proceeds from the Convertible Notes offering and availability under the credit facility, together with cash on hand, for the initial stages of construction of the new zinc facility in North Carolina and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions. We are currently exploring additional financing options to complete the construction of the new zinc facility. We continue to target startup of the new plant in the second half of 2013.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. This acquisition will broaden the Company’s geographic reach, provide added operational flexibility and diversify our customers and markets for zinc oxide. We currently plan to continue to operate our zinc oxide production facilities in Monaca, Pennsylvania until the new zinc plant is operational and the status of the Monaca facility is determined.

Economic Conditions and Outlook

EAF dust receipt levels for the first quarter of 2012 were significantly higher than the fourth quarter of 2011 due in part to additional contracts entered into and to stronger steel production in 2012. We operated all nine of our Waelz kilns through the first quarter of 2012. Oxide shipments have been stronger than expected at both oxide production facilities, reflecting some increase in market share and some strengthening of underlying market demand. Demand for zinc metal has also outpaced 2011 quarterly shipments. LME zinc and nickel prices, although significantly lower than the first quarter of 2011, have remained relatively stable since the end of 2011.

Our zinc smelting facility and our recycling plants operated at close to full capacity during the first quarter of 2012.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first three months of 2012, comprised approximately 74% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average since prices began a steady decline, that continued through the end of 2011 and then stabilized during the three months ended March 31, 2012.

Average monthly, daily and yearly LME zinc prices for the years 2004 through 2011 and the three months ended March 31, 2012 were as follows:

LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	2011	Three months ended March 31, 2012
Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.90
Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.83
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.92

In 2010, we purchased 2011 put options as a financial hedge for approximately 99,000 tons of zinc for 2011, having a strike price of $0.65 per pound, to mitigate the effects of decreases in the LME average zinc price. The purchases represented approximately 70% of our expected zinc production for 2011. We also sold 2011 put options for approximately 35,000 tons of zinc having a strike price of $0.55 per pound. The cost of the options purchased was $3.0 million and the proceeds from the options sold was $0.2 million. These options expired during 2011 with no settlement amounts due to us and no settlement amounts due from us.

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we entered into hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at March 31, 2012. The value of the zinc call options with a $1.81 per pound strike price was negligible at both December 31, 2011 and March 31, 2012.

For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound. For 2011, LME average nickel pries ranged from $7.68 per pound to $13.17 per pound and averaged $10.36 per pound. For the three months ended March 31, 2011, LME nickel prices ranged from $10.91 per pound to $13.17 per pound and averaged $12.20 per pound. For the three months ended March 31, 2012, LME average nickel prices ranged from $7.89 per pound to $9.90 per pound and averaged $8.91 per pound.

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products and services, as well as from the collection and recycling of EAF dust. Demand for our products increased from the fourth quarter of 2011 as our smelting facility and recycling plants operated at near- capacity during the quarter, reflecting some increase in market share and some strengthening of underlying market demand. Our zinc equivalent of production of zinc products for the first three months of 2012, which included Zochem, increased to an annual rate of 180,000 tons from 142,000 tons for 2011.

Weekly steel industry capacity utlization continued the general upward trend from 2010 through the first quarter of 2012, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. In addition, EAF dust receipts increased due in part to additional contracts we entered into during the latter part of 2011 that took effect during the first quarter of 2012.

The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Three Months Ended March 31,		Year Ended December31,		Three Months Ended March 31,		Year Ended December31,
	2012	2011	2011	2010	2012	2011	2011	2010
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	50	36	152	137	$1,903	$2,165	$2,024	$1,976
EAF Dust	164	132	528	532	$70	$69	$69	$74
Nickel-based products	7	7	28	27	$1,918	$1,970	$1,930	$1,768

(1)	includes Zochem since November 1, 2011

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first three months of 2012, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 17% of our production costs compared to 19% for the first three months of 2011. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price we pay for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. The decrease in the percentage of purchased feedstock related costs at our Monaca facility reflects our efforts to increase the use of EAF dust-based feedstock at that site. Purchased feedstock costs at our Zochem facility, which comprises approximately 90% of production costs, consists entirely of SHG zinc metal purchased from one supplier. The price of these metal blocks is based on the LME zinc price.

The remaining 83% of our production costs at our Monaca, Pennsylvania facility and 10% of our production costs at our Zochem facility in the first three months of 2012 were conversion-related. A portion of our conversion costs do not decrease proportionally with changes in production volume. Consequently, as volume changes a portion of our conversion cost per ton changes inversely. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.

We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. No LCM adjustment was recorded for the first quarter of 2012 or 2011.

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

Refinery incident at our Monaca, Pennsylvania facility

On July 22, 2010, a refinery incident occurred at our Monaca, Pennsylvania zinc oxide refining facility. The zinc refinery was shut down for repairs and an investigation and assessment of the damage. Each of the ten columns used to produce zinc oxide and refined zinc metal in the refining facility was redesigned and rebuilt. Production resumed in the fourth quarter of 2010.

We pursued recovery of the cost of repairs, lost profit and other losses from our zinc oxide and refined metal, subject to customary deductibles, under our business interruption and property insurance. We submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011. As of December 31, 2011, the entire insurance recoveries of $29,614 had been received in cash. See Footnote U – Monaca, Pennsylvania Accident Insurance Recovery in our Consolidated Financial Statements.

Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	LME price of zinc and nickel;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the EAF dust or nickel-bearing waste recycling markets;

•	production levels in the domestic steel industry;

•	increases and decreases in the use of zinc and nickel-based products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by our customers; and

•	our operational efficiency improvement programs.

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in an attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.

Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas to operate. Our freight operations depend heavily on the availability of diesel fuel. Energy prices, particularly for coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In September 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility at rates lower than the cost at which we are currently able to produce power on-site, which led to our decision to idle our Monaca, Pennsylvania power plant in September 2011. The power plant was idled and is being maintained in such a manner so that if market conditions are strong after the power purchase agreement expires and if the Shell Chemical LP option agreement to purchase the Monaca, Pennsylvania site is not exercised, we could restart and operate the power plant again.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K which was filed with the SEC on March 9, 2012, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2012 and for the three months ended March 31, 2012 and 2011. Certain of these accounting policies are described below.

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

Zinc and nickel are traded as commodities on the LME, and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider the forward prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value and to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average prices. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME prices that we use to make the lower of cost or market adjustments.

Financial Instruments

The following methods are used to estimate the fair value of our financial instruments.

•	Cash and cash equivalents, accounts receivable, notes payable due within one year, accounts payable and accrued expenses approximate their fair value due to the short-term nature of these instruments.

•

Our financial swap and financial option instruments are carried at fair value. We recognize changes in fair value within the consolidated statements of operations as they occur. (Note P – Accounting for Derivative Instruments and Hedging Activities in our consolidated financial statements)

•	Our Convertible Notes, issued on July 27, 2011, were initially valued at fair value and are currently carried at amortized cost. (Note I – Long Term Debt in our consolidated financial statements)

We do not enter into derivative financial instrument transactions unless we have an existing asset or obligation or anticipate a future activity that is likely to occur and will expose us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity.

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

We are exposed to credit loss in cases where counterparties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of the contracts. In addition, we minimize credit loss by utilizing several different brokers for our derivative contracts. At March 31, 2012, we were utilizing four brokers for our hedging program.

Impairment

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the fourth quarter of 2011, we recorded an impairment charge of $9.8 million related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets as a result of the expected future start-up of the new zinc facility in North Carolina. We plan to close the smelting operation when the new zinc facility is commissioned but have not made any final decisions regarding other operations at the site. On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP to purchase our Monaca, Pennsylvania site. The option, if exercised, would require us to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, we have recorded an additional impairment charge of $3.3 million in the first quarter of 2012. We will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $46 million at March 31, 2012.

We have no goodwill.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	101.9	70.2
Depreciation and amortization	5.4	4.8
Selling, general and administrative expenses	5.3	4.8

(Loss) income from operations	(12.6)	20.2
Interest expense	1.4	0.3
Interest and other income	0.5	0.3

(Loss) income before income taxes	(13.5)	20.2
Income tax (benefit) provision	(5.9)	6.7

Net (loss) income	(7.6)%	13.5%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2011	2012	2013	Swaps	Total
Fair value December 31, 2010	$579	$—	$—	$405	$984
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(225)	(225)
(Loss) on settlements of closed positions	(1)	—	—	(109)	(110)
Mark to market adjustments on open positions	(427)	—	—	(34)	(461)

Fair value March 31, 2011	151	—	—	37	188
Purchases	—	*	*	—	—
Settlements of closed positions	—	—	—	(135)	(135)
Gain on settlements of closed positions	—	—	—	69	69
Mark to market adjustments on open positions	(117)	(10,288)	(4,931)	963	(14,373)

Fair value June 30, 2011	34	(10,288)	(4,931)	934	(14,251)
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(360)	(360)
(Loss) on settlements of closed positions	—	—	—	(196)	(196)
Mark to market adjustments on open positions	38	25,834	13,148	(12)	39,008

Fair value September 30, 2011	72	15,546	8,217	366	24,201
Purchases	—	7,835	7,908	32	15,775
Settlements of closed positions	—	—	—	(69)	(69)
(Loss) on settlements of closed positions	(72)	(3,404)	(2,281)	(270)	(6,027)
Mark to market adjustments on open positions	—	(2,254)	(141)	(1,029)	(3,424)

Fair value December 31, 2011	—	17,723	13,703	(970)	30,456
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(260)	(260)
(Loss) gain on settlements of closed positions	—	(2,620)	—	547	(2,073)
Mark to market adjustments on open positions	—	(5,330)	(9,136)	1,640	(12,826)

Fair value March 31, 2012	$—	$9,773	$4,567	$957	$15,297

*	Put and call options were purchased and call options were sold having a net zero cash outlay.

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the quarter and year to date are listed in the table below:

	2010	2011		2012
Average LME zinc price	December 31	March 31	December 31	March 31
Quarter	$1.05	$1.09	$0.86	$0.92
Year-to-date	$0.98	$1.09	$0.99	$0.92

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Consolidated net sales. Consolidated net sales increased $2.2 million, or 2.0%, to $111.4 million for the three months ended March 31, 2012 compared to $109.2 million for the three months ended March 31, 2011. Net sales for the three months ended March 31, 2012 and 2011 were reduced $15.2 million and $0.7 million, respectively, from non-cash losses related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales increased $16.6 million, or 15.1%, to $126.5 million for the three months ended March 31, 2012 from $109.9 million for the three months ended March 31, 2011. The increase includes a $16.3 million increase in net sales for zinc products and services (“Zinc”) and $0.3 million increase in nickel products and services (“Nickel”). Zinc sales for 2012 include the sales of Zochem, which was acquired on November 1, 2011.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $36.9 million, or 48.1%, to $113.5 million for the three months ended March 31, 2012 compared to $76.7 million for the three months ended March 31, 2011. Zinc cost of sales for the three months ended March 31, 2012, includes an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility and cost of sales related to the Zochem facility. Zinc cost of sales for the three months ended March 31, 2011 includes a net benefit of $9.3 million from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up related to the July 2010 Monaca refinery incident. Excluding the net insurance benefit associated with the refinery incident, and the impairment charge, cost of sales for the three months ended March 31, 2012 increased $24.0 million, or 27.9%, to $110.1 million from $86.0 million for the three months ended March 31, 2011. The increase includes a $23.7 million increase in Zinc cost of sales and a $0.3 million increase in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $0.8 million, or 14.7%, to $6.0 million for the three months ended March 31, 2012 compared to $5.3 million for the three months ended March 31, 2011. The increase reflects excess depreciation expense of $0.1 million related to the eventual closing of the Monaca, Pennsylvania smelter and depreciation on property, plant and equipment additions since March 31, 2011.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.7 million, or 12.8%, to $5.9 million for the three months ended March 31, 2012 compared to $5.2 million for the three months ended March 31, 2011. The increase was primarily due to the inclusion of selling, general and administrative costs for Zochem,which is included in the three months ended March 31, 2012, and an overall increase in consulting, legal services and franchise taxes.

Consolidated other income (expense). Consolidated other income (expense) decreased $1.0 million on a net basis, to $1.0 million expense for the three months ended March 31, 2012. The increase in other expense was primarily due to an increase in interest expense of $0.7 million, net of capitalized interest of $1.1 million, related to construction of the new zinc facility.

Consolidated income tax (benefit) provision. Our consolidated income tax benefit was $(6.6) million for the three months ended March 31, 2012 compared to an income tax provision of $7.3 million for the three months ended March 31, 2011. Our effective tax rates were 43.9% for the three months ended March 31, 2012 and 33.1% for the three months ended March 31, 2011. The increase in the effective tax rate primarily reflects the combined effect of a reduction in our projected pre-tax income for 2012 and the related impact of permanent differences.

Consolidated net (loss) income. Net loss for the three months ended March 31, 2012 was $(8.5) million compared to net income of $14.8 million for the three months ended March 31, 2011. For the reasons stated above, our consolidated net income was $1.8 million for the three months ended March 31, 2012, excluding a $1.8 million net impairment charge relating to our Monaca, Pennsylvania facility and an $8.5 million net charge relating to unrealized losses of our hedging activities. Our consolidated net income for the three months ended March 31, 2011 was $9.1 million, excluding $6.2 million of income relating to insurance benefits associated with the Monaca refinery incident and a $0.5 million net loss relating to unrealized losses of our hedging activities.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales increased $1.5 million, or 1.6%, to $95.1 million for the three months ended March 31, 2012 compared to $93.7 million for the three months ended March 31, 2011. The increase was a result of a $30.7 million increase in sales volume primarily reflecting increased shipments of zinc oxide which included Zochem shipments, a $12.6 million decrease in price realization due to a 15.4% decrease in the average LME zinc price for the first quarter of 2012 compared to the first quarter of 2011 and a decrease of $1.8 million in our co-product and miscellaneous sales. Net sales during the three months ended March 31, 2012 and the three months ended March 31, 2011 were both decreased by unfavorable non-cash adjustments of $15.6 million and $0.7 million, respectively, relating to our hedging activities.

Zinc product shipments were 50,273 tons for the three months ended March 31, 2012, or 45,186 tons on a zinc contained basis, compared to 36,461 tons, or 33,555 tons on a zinc contained basis, for the three months ended March 31, 2011. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.06 per pound for the three months ended March 31, 2012 compared to $1.18 per pound for the three months ended March 31, 2011. The decrease reflects a 15.4% decrease in the average LME zinc price for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales of zinc metal decreased $1.3 million, or 2.7%, to $47.2 million for the three months ended March 31, 2012 compared to $48.5 million for the three months ended March 31, 2011. The decrease was primarily due to a $7.7 million decrease in price realization which was offset by a $6.4 million increase in sales volume. The increase in sales volume reflects the improvement in demand for our products. The decrease in price realization was due to a significantly lower average LME zinc price for the three months ended March 31, 2012 versus the three months ended March 31, 2011. The decrease in price realization was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales of zinc oxide increased $18.0 million, or 60.6%, to $47.7 million for the three months ended March 31, 2012, compared to $29.7 million for the three months ended March 31, 2011. The increase was primarily due to a $22.3 million increase in sales volume reflecting the inclusion of Zochem shipments and an increase of 11.3% in tons shippedfrom the Monaca facility. A $4.3 million decrease in price realization for the three months ended March 31, 2012 compared to March 31, 2011 reflects the 15.4% decrease in the average LME zinc prices. The decrease in price realization was partially offset by an increase in the oxide premium to the average LME zinc price for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Net sales of zinc and copper-based powders decreased $0.7 million, or 15.6%, to $3.8 million for the three months ended March 31, 2012 compared to $4.5 million for the three months ended March 31, 2011. The decrease was attributable to both shipment volume and price, most notably in our copper-based powders.

Revenues from EAF dust recycling increased $2.2 million, or 23.9%, to $11.4 million for the three months ended March 31, 2012 from $9.2 million for the three months ended March 31, 2011. The increase is due to additional contracts that went into effect during the three months ended March 31, 2012. EAF dust receipts for the three months ended March 31, 2012 were 163,846 tons compared to 132,375 tons for the three months ended March 31, 2011. EAF dust receipts increased approximately 28.6% for the first three months of 2012 as compared to the three months ended December 31, 2011. According to data from the American Iron and Steel Institute, reported steel production increased 3.2% for the three months ended March 31, 2012 over the three months ended December 31, 2011.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $36.6 million to $104.4 million for the three months ended March 31, 2012, compared to $67.8 million for the three months ended March 31, 2011. Cost of sales for the three months ended March 31, 2012 includes an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility and includes cost of sales related to the Zochem facility. Cost of sales for the three months ended March 31, 2011 includes a benefit from business interruption and property damage insurance recoveries totaling $10.3 million offset by additional costs of repairs and clean-up totaling $1.0 million relating to the refinery incident that occurred at our Monaca facility in July 2010. Excluding the impairment charge and the additional costs and insurance recoveries, cost of sales increased $23.7 million, or 30.7%, to $101.0 million for the three months ended March 31, 2012 compared to $77.3 million for the three months ended March 31, 2011. For the three months ended March 31, 2012 and 2011, cost of sales, after excluding the impairment charge and net insurance recoveries from the refinery incident, was 91.3% and 81.8%, respectively, of net sales, after excluding the unfavorable non-cash adjustments relating to hedging.

The cost of zinc material and other products sold, excluding the impairment charge and the net insurance recoveries, increased $21.7 million, or 30.5%, to $92.9 million for the three months ended March 31, 2012 compared to $71.2 million for the three months ended March 31, 2011. The increase was a result of a net $25.5 million increase in shipment volume, primarily due to the inclusion of cost of sales related to the Zochem facility, offset by a $3.3 million decrease in the cost of products shipped due to a lower cost per ton and a $0.5 million decrease in recycling and other costs. Conversion costs at the Monaca, Pennsylvania facility reflect a 6.4% increase in production levels. As a result of this increase in production, conversion costs increased and reflect a $1.6 million increase in labor costs and a $1.4 million increase in maintenance costs. Coke costs increased $2.7 million; however the increase in energy costs was partially offset by a decrease of $1.4 million in electricity costs related to the power purchase agreement which we entered into in September 2011. The cost of purchased feeds we pay expressed as a percentage of the LME at the Monaca facility for the three months ended March 31, 2012 remained relatively flat compared to the three months ended March 31, 2011. Purchased feedstock costs as a percentage of its total production costs, at the Monaca facility, decreased to 17% for the three months ended March 31, 2012 from 19% for the three months ended March 31, 2011; however, the number of tons of purchased feed consumed increased 19.8%. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller affect on our cost of sales than on its net sales, at the Monaca, Pennsylvania facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 90% of its production costs, consisted entirely of SHG zinc metal purchased from one supplier. The price of these metal blocks was based on the LME zinc price.

The cost of EAF dust services increased $2.2 million, or 36.4%, to $8.3 million for the three months ended March 31, 2012 from $6.1 million for the three months ended March 31, 2011. The increased cost primarily reflects an increase in volume. EAF dust receipts tons increased 23.8% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(19.6) million for the three months ended March 31, 2012, and includes an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility and $15.6 million in unrealized net losses from our hedging activities. Excluding the impairment charge and unrealized net losses related to hedging, our loss before income taxes was $(0.7) million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales increased $0.7 million, or 4.5%, to $16.2 million for the three months ended March 31, 2012 compared to $15.5 million for the three months ended March 31, 2011. The increase was mainly a result of a $1.1 million increase related to higher product shipment volume, a non-cash gain of $0.4 million related to our hedging activities and a $0.8 million decrease from lower price realization due to a lower average LME nickel price.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $0.3 million, or 3.3%, to $9.1 million for the three months ended March 31, 2012 compared to $8.8 million for the three months ended March 31, 2011. The increase was primarily due to an increase in product shipment volume for the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Income before income taxes. For the reasons stated above, income before income taxes increased $0.2 million to $5.3 million for the three months ended March 31, 2012.

Liquidity and Capital Resources

We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, which includes proceeds from the issuance of the Convertible Notes, availability under the Revolving Credit Agreement, our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. We are currently exploring additional financing options to enable us to complete the construction of the new zinc facility. Our cash, at March 31, 2012, is not restricted. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Cash and Cash Equivalents

Our balance of cash and cash equivalents at March 31, 2012 was $172.5 million, a $16.0 million decrease from the December 31, 2011 balance of $188.5 million. It is concentrated in three U.S. banks and one Canadian bank.

Cash Flows from Operating Activities

Our operations provided a net $10.0 million in cash for the three months ended March 31, 2012, reflecting higher sales during the three months ended March 31, 2012, despite a low average LME price for zinc and nickel. The higher sales contributed to the increase in the accounts receivable balance. Although we recorded a net loss for the three months ending March 31, 2012, the net loss included several non-cash activities such as losses relating to our hedging activities and impairment charges related to our Monaca, Pennsylvania facility.

Our investment in working capital was $244.0 million at March 31, 2012 and $260.9 million at December 31, 2011. The decrease in working capital was primarily due to capital expenditures related to the construction of the new zinc facility in North Carolina.

During the three months ended March 31, 2011, we recorded an additional $10.3 million in recoveries for business interruption and property damage insurance relating to the July 2010 explosion at our Monaca facility. This amount represents the final settlement of the claim.

Cash Flows from Investing Activities

Capital expenditures were $28.7 million for the three months ended March 31, 2012, of which $25.9 million related to the construction of the new zinc facility. During the first quarter of 2012, the asset purchase agreement with ESOI was amended and restricted cash totaling $2.5 million was transferred to operating cash.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $0.1 million and included the net tax effect of share based compensation offset by distributions to noncontrolling interests.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of March 31, 2012, we had letters of credit outstanding in the amount of $16.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and a closure bond for one of our facilities located in Pennsylvania. We also have two surety bonds outstanding in the amount of $5.3 million to collateralize closure bonds for the other two Company facilities located in Pennsylvania.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead and natural gas. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc and nickel through 2013.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counterparties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of our contracts. We also minimize credit loss by utilizing several different brokers for our hedging program. At March 31, 2012, we were utilizing four brokers for our hedging program.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million Revolving Credit Agreement entered into on September 28, 2011, which bears interest at variable rates. Assuming that our Revolving Credit Agreement is fully drawn and holding other variables constant, each one percent point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.6 million.

Commodity Price Risk

Our business consists principally of the sale of zinc and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market prices of zinc and nickel. While our finished products are generally priced based on a spread to the price of zinc or nickel on the LME, our revenues are impacted significantly by changes in the market price of these metals. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we currently consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas and coke.

In 2010, we purchased 2011 put options as a financial hedge for approximately 99,000 tons of zinc for 2011, having a strike price of $0.65 per pound to mitigate the effects of decreases in the LME average zinc price. The purchases represented approximately 70% of our expected zinc production in 2011. We also sold 2011 put options for approximately 35,000 tons of zinc having a strike price of $0.55 per pound. The cost of the options purchased was $3.0 million and the proceeds from the options sold was $0.2 million. These options expired during 2011 with no settlement amounts due to us and no settlement amounts due from us.

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we entered into hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. We anticipate that we will leave the $0.85 per pound options in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc plant. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at March 31, 2012. The value of the zinc call options with a $1.81 per pound strike price continue to be held at March 31, 2012. These options are included in “Prepaid expenses and other current assets” and “Deposits and other” in our consolidated financial statements.

Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Zochem’s functional currency is the Canadian dollar. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the three months ended March 31, 2012.

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

During the quarter ending March 31, 2012, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 1, 2011, we acquired Zochem. We will begin our assessment of the internal controls over financial reporting at Zochem during 2012.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We are party to various litigation, claims and disputes, including labor regulation claims and U.S. Occupational Safety and Health Act and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors.

There have been no material changes in the risk factors as previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, which we filed with the SEC on March 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

[None]

Item 3. Defaults Upon Senior Securities.

[None]

Item 4. Mine Safety Disclosures

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on May 7, 2012.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	May 7, 2012

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	May 7, 2012