Form 10-Q
period 2012-06-30
Horsehead Holding Corp
filed 2012-08-09
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2012 was 43,815,898

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to obtain any additional funds which might be needed to complete the construction of our new zinc facility; our ability to service our debt; our ability to

i

successfully construct and operate our new zinc facility; our ability to realize the projected benefits from the new zinc facility; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our recent acquisition of Zochem Inc., a Canadian corporation (“Zochem”), on November 1, 2011 and with future acquisitions, joint ventures or asset dispositions.

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

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2012 and December 31, 2011

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$163,681	$188,500
Accounts receivable, net of allowance of $640 and $566, respectively	65,976	60,939
Inventories, net	56,596	53,430
Prepaid expenses and other current assets	25,282	30,312

Total current assets	311,535	333,181
Property, plant and equipment, net	308,230	260,052
Other assets
Intangible assets	12,203	12,607
Restricted cash	—	2,500
Deferred income taxes	1,855	1,855
Deposits and other	3,383	21,297

Total other assets	17,441	38,259
Total assets	$637,206	$631,492

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Current maturities of long-term debt	$—	$—
Accounts payable	59,004	39,011
Accrued expenses	29,543	31,524
Deferred income taxes	1,645	1,716

Total current liabilities	90,192	72,251
Long-term debt, less current maturities	81,165	79,663
Other long-term liabilities	17,229	21,428
Deferred income taxes	45,324	45,899
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,816 and 43,696 shares issued and outstanding in 2012 and 2011, respectively	438	436
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	233,905	232,562
Retained earnings	165,078	175,219
Accumulated other comprehensive (loss) income	(304)	(258)

Total stockholders’ equity before noncontrolling interest	399,117	407,959
Noncontrolling interest	4,179	4,292

Total stockholders’ equity	403,296	412,251
Total liabilities and stockholders’ equity	$637,206	$631,492

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2012 and 2011

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales of zinc material and other goods	$92,180	$70,468	$175,881	$154,949
Net sales of nickel-based material and other services	14,450	16,023	30,685	31,558
EAF dust service fees	10,856	9,300	22,289	18,498

Net sales	117,486	95,791	228,855	205,005
Cost of sales of zinc material and other goods	88,861	76,239	185,019	148,386
Cost of sales of nickel-based material and other services	9,566	8,687	18,679	17,509
Cost of EAF dust services	8,602	6,194	16,863	12,252
Insurance claim income	—	—	—	(10,347)

Cost of sales (excluding depreciation and amortization)	107,029	91,120	220,561	167,800
Depreciation and amortization	6,096	5,339	12,132	10,601
Selling, general and administrative expenses	5,425	4,874	11,275	10,061

Total costs and expenses	118,550	101,333	243,968	188,462

Loss (income) from operations	(1,064)	(5,542)	(15,113)	16,543
Other income (expense)
Interest expense	(626)	(301)	(2,157)	(603)
Interest and other income	367	230	871	520

Total other income (expense)	(259)	(71)	(1,286)	(83)

(Loss) income before income taxes	(1,323)	(5,613)	(16,399)	16,460
Income tax provision (benefit)	362	(1,953)	(6,258)	5,356

NET (LOSS) INCOME	$(1,685)	$(3,660)	$(10,141)	$11,104

(Loss) earnings per common share:
Basic	$(0.04)	$(0.08)	$(0.23)	$0.25
Diluted	$(0.04)	$(0.08)	$(0.23)	$0.25
Weighted average shares outstanding:
Basic	43,811	43,684	43,769	43,608
Diluted	43,811	43,684	43,769	44,268

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the three and six months ended June 30, 2012 and 2011

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net (loss) income	$(1,685)	$(3,660)	$(10,141)	$11,104
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(424)	—	(74)	—
Net pension liability adjustment	14	—	28	—

Comprehensive (loss) income	$(2,095)	$(3,660)	$(10,187)	$11,104

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2012

(Unaudited)

(Amounts in thousands)

			Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive income (loss)	Noncontrolling Interest	Total
	Common Stock
	Shares	Amount
Balance at January 1, 2012	43,696	$436	$232,562	$175,219	$(258)	$4,292	$412,251

Restricted stock vesting	120	2	—	—	—	—	2
Stock compensation expense	—	—	1,445	—	—	—	1,445
Net tax benefit of equity award vesting	—	—	176	—	—	—	176
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Tax settlement on equity award vesting	—	—	(278)	—	—	—	(278)

Other comprehensive (loss) income, net of tax:	—	—	—	(10,141)	(46)	—	(10,187)

Balance at June 30, 2012	43,816	$438	$233,905	$165,078	$(304)	$4,179	$403,296

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2012 and 2011

(Unaudited)

(Amounts in thousands)

	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(10,141)	$11,104
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,132	10,601
Deferred income tax benefit	(645)	(24)
Accretion on ESOI liabilities	560	442
Losses on derivative financial instruments	17,696	15,235
Non-cash compensation expense	1,445	1,563
Amortization of deferred finance costs	273	—
Losses on write down of assets	3,274	—
Accretion on Convertible Notes	1,502	—
Lower of cost or market adjustment to inventories	1,247	—
Capitalization of interest	(2,767)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(5,997)	(4,805)
(Increase) in inventories	(4,066)	(2,558)
Decrease in prepaid expenses and other current assets	697	4,911
(Increase) in other assets	(44)	(45)
Increase (decrease) increase in accounts payable	20,704	(4,953)
(Decrease) in accrued expenses	(1,502)	(2,994)
(Decrease) in other non-current liabilities	(896)	(470)

Net cash provided by operating activities	33,472	28,007
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(60,428)	(12,721)
Decrease in restricted cash	2,500	2,519

Net cash used in investing activities	(57,928)	(10,202)
Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(113)	(113)
Debt issuance costs	(425)	—
Proceeds from exercise of options	—	2,360
Tax effect of share based compensation award exercise and vesting	176	(139)

Net cash (used in) provided by financing activities	(362)	2,108

Foreign currency impact on cash balance	(1)	—

Net (decrease) increase in cash and cash equivalents	(24,819)	19,913
Cash and cash equivalents at beginning of period	188,500	109,557

Cash and cash equivalents at end of period	$163,681	$129,470

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2012 and for the three and six months ended June 30, 2012 and June 30, 2011, have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as “the Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTE B—ACQUISITION OF BUSINESS

On November 1, 2011, the Company acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada from Hudson Bay Mining and Smelting Co., Limited (“HudBay”) for a cash purchase price of $15.1 million. This acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified its customers and markets for zinc oxide.

NOTE C—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Cash in bank	$138,525	$163,392
Money market demand account	25,156	25,108

	$163,681	$188,500

The Company’s cash balance is concentrated in three U.S. banks and one Canadian bank at both June 30, 2012 and December 31, 2011. The Company carries deposits in excess of federally insured amounts. At June 30, 2012 and December 31, 2011, the Company had $4,723 and $5,551, respectively, in cash held at foreign institutions.

The money market demand account carries an interest rate of 0.20% and 0.40% as of June 30, 2012 and December 31, 2011, respectively. The balances approximate fair value.

NOTE D—INVENTORIES

Inventories consisted of the following at June 30, 2012 and December 31, 2011.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

	June 30, 2012	December 31, 2011
Raw materials	$15,072	$12,205
Work-in-process	3,361	4,025
Finished goods	23,176	23,393
Supplies and spare parts	14,987	13,807

	$56,596	$53,430

Inventories are net of reserves for slow moving inventory of $2,849 and $3,663 at June 30, 2012 and December 31, 2011, respectively.

The Company recorded lower of cost or market (“LCM”) adjustments of $1,247 to its raw material and finished goods inventories during the second quarter of 2012 due to the decline of the London Metal Exchange (“LME”) zinc price. No LCM adjustment was recorded during the first quarter of 2012 nor during the first six months of 2011.

NOTE E—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Refundable income taxes	$10,290	$9,617
Prepaid hedge contracts	12,902	17,723
Other	2,090	2,972

	$25,282	$30,312

See Footnote P—Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2012 and December 31, 2011.

	June 30, 2012	December 31, 2011
Land and land improvements	$23,715	$23,518
Buildings and building improvements	37,608	38,659
Machinery and equipment	240,195	240,185
Construction in progress	105,799	47,691

	407,317	350,053
Less accumulated depreciation	(99,087)	(90,001)

	$308,230	$260,052

The Company capitalized $1,690 and $2,767 of interest expense during the three and six months ended June 30, 2012, respectively. The interest expense capitalized related to the construction of the new zinc facility. The Company did not capitalize any interest expense during the three and six months ended June 30, 2011.

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility as a result of the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company plans on closing the smelting operation when the new zinc plant is commissioned in late 2013 but has not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 in the first quarter of 2012. The write down resulted in a reduction of $5,955 in the cost and $2,681 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of this write-down is included in “Cost of sales of zinc material and other goods (excluding depreciation)” in the Consolidated Statement of Operations. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $44 million at June 30, 2012. The Company did not record any additional impairment charge during the three months ended June 30, 2012.

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

NOTE H—DEPOSITS AND OTHER

Deposits and other at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Noncurrent hedge contracts	$—	$13,703
Deferred finance costs	3,087	2,936
HudBay Master Trust Receivable	—	4,039
Other	296	619

	$3,383	$21,297

See Footnote P—Accounting for Derivative Instruments and Hedging Activities for additional information regarding noncurrent hedge contracts. See Footnote L—Employee Benefit Plans for additional information regarding the HudBay Master Trust Receivable.

NOTE I—LONG TERM DEBT

Long-term debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Loan payable, related to New Market Tax Credit (“NMTC”) program	$255	$255
3.80% Convertible Notes due July 2017, net of debt discount	80,910	79,408

	81,165	79,663
Less portion currently payable	—	—

	$81,165	$79,663

Convertible Senior Notes

On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

connection with the offering. The Company used the proceeds from the offering for the initial stages of construction of the new state-of-the-art zinc and diversified metal production facility under construction in Rutherford County, North Carolina and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

The Convertible Notes pay interest semiannually in arrears on July 1 and January 1 of each year, beginning on January 1, 2012, at a rate of 3.80% per annum and will mature on July 1, 2017. The Convertible Notes are convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of 0.0666667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes (approximately 6,666.67 underlying shares), which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both.

The Convertible Notes are senior unsecured obligations and rank senior in right of payment to our future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of our secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of our subsidiaries.

Holders of the Convertible Notes may convert their Convertible Notes at the applicable conversion rate at any time on or after April 1, 2017 until the close of business on the second business day immediately preceding the maturity date. The Convertible Notes may be converted prior to April 1, 2017 only under certain circumstances. If the Company undergoes a fundamental change, as defined in the indenture governing the Convertible Notes, holders may require the Company to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest up to, but excluding the fundamental change repurchase date. The Company does not have the right to redeem the Convertible Notes prior to the stated maturity date of July 1, 2017 and no sinking fund is provided for the Convertible Notes.

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense in the Company’s Consolidated Statement of Operations. The Company recognized interest expense of $115 and $230 related to the amortization of debt issuance costs during the three and six months ended June 30, 2012, respectively. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the three and six months ended June 30, 2012, the Company recognized $1,708 and $3,401, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.5%.

The carrying amount of the Convertible Notes was $80,910 with an unamortized discount of $19,090 at June 30, 2012. The carrying amount of the Convertible Notes was $79,408 with an unamortized discount of $20,592 at December 31, 2011. The carrying amount of the equity component was $11,951 and $12,879 at June 30, 2012 and December 31, 2011, respectively. The accumulated accretion related to the equity component was $1,773 and $846 at June 30, 2012 and December 31, 2011, respectively.

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

The Revolving Credit Agreement provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the Revolving Credit Agreement. At June 30, 2012, the Company had $16,146 in letters of credit outstanding under the Revolving Credit Agreement. Horsehead’s obligations under the Revolving Credit Agreement are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At June 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Undrawn availability under the Revolving Credit Agreement was $38,802 at June 30, 2012.

Borrowings by Horsehead under the Revolving Credit Agreement bear interest at a rate per annum which, at the option of Horsehead, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the Revolving Credit Agreement, plus an applicable margin (ranging from 0.25% to 1.00%) based on average undrawn availability, or (b) a eurodollar rate equal to the “eurodollar rate,” as determined under the Revolving Credit Agreement, plus an applicable margin (ranging from 1.75% to 2.50%) based on average undrawn availability. Horsehead will pay a letter of credit fee to the lenders under the Revolving Credit Agreement ranging from 1.75% to 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

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

Horsehead pays an unused line fee to the lenders under the Revolving Credit Agreement ranging from 0.25% to 0.375% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

The Revolving Credit Agreement contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The Revolving Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company incurred issuance costs of $428 in connection with the Revolving Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Revolving Credit Agreement. Interest expense of $21 and $43 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2012, respectively.

On July 26, 2012, the Company amended its Revolving Credit Agreement (as amended, the “ABL Facility”) to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, are required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis. See Footnote V – Subsequent Events for additional information regarding the amendment.

Other

At June 30, 2012, the Company had $16,146 of letters of credit outstanding under the Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for one of the Company’s three facilities located in Pennsylvania. The Company also had two surety bonds outstanding in the amount of $5,323 to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. At December 31, 2011, the Company had $17,781 of letters of credit outstanding under the Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. The Company also had a surety bond outstanding in the amount of $2,579 to collateralize a closure bond for the Company’s third facility located in Pennsylvania.

On July 26, 2012, the Company completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017 (“Senior Secured Notes”), at an issue price of 98.188% of par. Net proceeds from the offering were approximately $165.0 million. The Company intends to use a portion of the proceeds from the Senior Secured Notes, together with cash on hand, to pay for the completion of the construction of the new zinc facility, and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures. See Footnote V – Subsequent Events for additional information regarding the private placement.

NOTE J—ACCRUED EXPENSES

Accrued expenses at June 30, 2012 and December 31, 2011 consisted of the following.

	June 30, 2012	December 31, 2011
Employee related costs	$9,356	$10,056
EAF dust processing reserve	4,575	4,488
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	1,841	2,055
Accrued electric	3,570	3,709
Accrued interest	1,953	1,731
Other	5,848	7,085

	$29,543	$31,524

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE K—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at June 30, 2012 and December 31, 2011 consisted of the following.

	June 30, 2012	December 31, 2011
Environmental obligations	$610	$626
Insurance claim liabilities	7,198	6,699
Asset retirement obligations	4,012	3,891
Deferred purchase price obligation	4,617	5,335
Pension liability	397	4,445
Other	395	432

	$17,229	$21,428

See Footnote L—Employee Benefit Plans for additional information regarding the pension liability.

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

Expense related to the plan for the three and six months ended June 30, 2012 was $58 and $103, respectively.

Net periodic benefit costs for the three and six months ended June 30, 2012 were:

	For the three months ended June 30, 2012	For the six months ended June 30, 2012
Components of net periodic benefit cost:
Service Cost	$53	$106
Interest Cost	53	95
Expected return on plan assets	(70)	(140)
Amortization of prior service cost	7	13
Losses	15	29

Net periodic benefit cost	$58	$103

During the three and six months ended June 30, 2012, the Company made contributions in the amount of $17 and $62, respectively to its defined benefit pension plans. The Company anticipates making $93 of additional contributions to fund its defined benefit pension plans during the remainder of 2012.

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

The Company’s hourly and salary pension plan assets of $4,254 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 1 of the fair value hierarchy.

NOTE M—INCOME TAXES

The Company’s effective tax rates were (27.4)% and 38.2% for the three and six months ended June 30, 2012, respectively, and 34.8% and 32.5% for the three and six months ended June 30, 2011, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due primarily to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

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

NOTE N—ACCUMULATED OTHER COMPREHENSIVE (LOSS)

Components of accumulated other comprehensive (loss) are as follows:

	June 30, 2012	December 31, 2011
Cumulative translation adjustments	$(346)	$(272)
Net pension adjustment	42	14

Accumulated other comprehensive (loss)	$(304)	$(258)

NOTE O—STOCK-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provides for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares are authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan to date are fully vested due to the change in ownership of the Company in November 2006. The options may be exercised at any time prior to September 15, 2014. At June 30, 2012, there were 138 options outstanding, each with an average exercise price of $1.01 per share and 2.2 years of remaining contractual life. The aggregate intrinsic value at June 30, 2012 of the options outstanding under the 2004 Plan was $1,235.

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

A total of 1,489 shares of the Company’s common stock were initially authorized for issuance under the 2006 Plan, which amount increased annually by an amount equal to 1% of the number of shares on the Company’s common stock outstanding or such lesser amount determined by the Company’s Board of Directors (the “Board”). The number of shares available for issuance under the 2006 Plan was subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the outstanding shares of common stock. In the event of any of these occurrences, the Committee could make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2006 Plan or covered by grants previously made under the 2006 Plan. The shares available for issuance under the 2006 Plan could be, in whole or in part, authorized and unissued or held as treasury shares.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

At June 30, 2012, there were 655 options outstanding, all were fully vested and exercisable, each with an exercise price of $13.00 per share and 4.54 years of remaining contractual life. The related compensation expense for the three and six months ended June 30, 2012 and 2011 was $0 and $51, respectively, and all compensation expense has been recognized as of June 30, 2012. Compensation expense for the three and six months ended June 30, 2011 was $306 and $612, respectively. The options outstanding under the 2006 Plan had no intrinsic value at June 30, 2012 since the exercise price was lower than the stock price at June 30, 2012.

On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan will replace the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2004 Plan or 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash- or equity-based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Committee.

A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan, The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Plan.

During the first six months of 2012, the Company granted a total of 423 restricted stock units at an average grant date fair value of $9.95 per unit. The units vest over a two and a half or five year service period. Upon vesting, the underlying stock will be issued for par value. The related compensation expense for the three and six months ended June 30, 2012 was $698 and $1,394, respectively. The related compensation expense for the three and six months ended and June 30, 2011 was $459 and $951, respectively. Unrecognized compensation expense as of June 30, 2012 was $6,882. As of June 30, 2012, there were 997 restricted stock units outstanding. The remaining contractual life ranged from 0.50 years to 4.83 years at June 30, 2012.

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of June 30, 2012, the fixed portions of these contracts ranged from a monthly average of $0.79 to $0.88 per pound for zinc. The Company did not have any copper fixed-to-variable contracts outstanding at June 30, 2012.

The Company enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, under an agreement, the Company manages the lead co-product of its EAF dust recycling operation by providing it to a lead smelter as a feedstock for the production of lead. As of June 30, 2012, the fixed portion of the nickel swap contracts ranged from a monthly average of $9.75 to $10.00 per pound. The Company did not have any lead variable-to-fixed contracts outstanding at June 30, 2012.

The Company hedged approximately 0.1 tons of nickel with variable-to-fixed future swap contracts and approximately 7.4 tons of zinc with fixed-to-variable future swap contracts at June 30, 2012, all of which settle at various dates up to and including March 31, 2013. The Company received cash of $502 and $361 from the settlement of such contracts for the six months ended June 30, 2012 and 2011, respectively.

In 2010, the Company purchased 2011 put options as a financial hedge of approximately 99 tons of zinc having a strike price of $0.65 per pound at a cost of $3,005. The Company also sold 2011 put options having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provided that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provided that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The options settled monthly on an average LME pricing basis. For the six months ended June 30, 2011, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.

At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, the Company entered into hedge arrangements in which it bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced the Company’s exposure to future declines in zinc prices below $0.85 per pound. The Company would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, the Company bought back the $1.20 per pound sold call option positions at a cost of $15,743 and realized a gain of $13,430. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to the Company’s profitability, in the event that zinc prices increase above the $1.20 per pound during that period. Prior to the repurchase of the $1.20 per pound call options, the Company would have been subject to potential margin calls if the forward zinc prices increased prior to settlement. In the event of a margin call, unsecured credit provided by the clearing agent would have applied first. After the use of the credit that they provided, the Company would have been required to put cash on deposit with the clearing agent as security for eventual settlement of the hedge positions. This deposit would have been classified as a restricted asset. The Company did not have any cash on deposit with any clearing agent at June 30, 2012. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at June 30, 2012. The value of the zinc call options with a $1.81 per pound strike price was negligible at both December 31, 2011 and June 30, 2012.

The put options settle monthly on an average LME pricing basis. The average LME monthly zinc price for June was lower than the strike price for the contracts and the Company received $0.2 million in cash from settlement of these June contracts. The monthly average LME zinc price for the remaining months, during the six months ended June 30, 2012, was above the strike prices for the contracts and they consequently expired with no settlement payment due to the Company. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the six months ended June 30, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Gains (losses) included in net sales:
Options	$(1,690)	$(15,337)	$(18,776)	$(15,765)
Swaps	(606)	979	1,581	962

	$(2,296)	$(14,358)	$(17,195)	$(14,803)
Gains (losses) included in cost of sales:
Swaps	—	54	—	(72)

Total losses resulting from hedging activities	$(2,296)	$(14,304)	$(17,195)	$(14,875)

The fair value of the swap contracts and put options as of June 30, 2012 and December 31, 2011 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2012	December 31, 2011
Options and swaps included in Prepaid expenses and other current assets	$12,902	$17,723

Options included in Deposits and other	$—	$13,703

Swaps included in Accrued expenses	$143	$970

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2012 and December 31, 2011, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses LME-registered contracts entered into with a London Clearing House member for a majority of their contracts and utilizes five different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.

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

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

The information used to compute basic and diluted (loss) earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Basic (loss) earnings per share:
Net (loss) income	$(1,685)	$(3,660)	$(10,141)	$11,104
Weighted average shares outstanding—basic	43,811	43,684	43,769	43,608
Basic (loss) earnings per share	$(0.04)	$(0.08)	$(0.23)	$0.25

Diluted (loss) earnings per share:
Net (loss) income	$(1,685)	$(3,660)	$(10,141)	$11,104
Weighted average shares outstanding—diluted	43,811	43,684	43,769	44,268
Diluted (loss) earnings per share	$(0.04)	$(0.08)	$(0.23)	$0.25

Reconciliation of average shares outstanding—basic to average shares outstanding—diluted:
Weighted average shares outstanding—basic	43,811	43,684	43,769	43,608

Effect of dilutive securities:
Options	—	—	—	346
Restricted stock units	—	—	—	314

Weighted average shares outstanding—diluted	43,811	43,684	43,769	44,268

	Exercise Price	Three months ended June 30,		Six months ended June 30,
		2012	2011	2012	2011
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	655	658	655	—
Options	$1.01	138	138	138	—
Restricted Stock Units		1,006	736	1,041	—

Total		1,799	1,532	1,834	—

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company will utilize the modified treasury stock

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

method and assume dilution if the average stock price for the quarter exceeds the conversion price. The share dilution will be calculated by dividing the conversion spread value by the average share price for the quarter. During the three and six months ended June 30, 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

NOTE S—SEGMENT INFORMATION

The following table presents information regarding the Company’s segment information:

For the three months ended June 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$104,062	$14,450	$(1,026)	$117,486
(Loss) income before income taxes	(4,229)	3,086	(180)	(1,323)

For the three months ended June 30, 2011	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$80,001	$16,024	$(234)	$95,791
(Loss) income before income taxes	(11,358)	5,766	(21)	(5,613)

For the six months ended June 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$199,516	$30,685	$(1,346)	$228,855
(Loss) income before income taxes	(23,857)	8,377	(919)	(16,399)

For the six months ended June 30, 2011	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$173,940	$31,558	$(493)	$205,005
(Loss) income before income taxes	5,685	10,825	(50)	16,460

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

	Pro forma Three months ended June 30, 2011	As reported Three months ended June 30, 2011
Net sales	$122,208	$95,791
Net income	$(2,420)	$(3,660)
Basic earnings per share	$(0.06)	$(0.08)
Diluted earnings per share	$(0.06)	$(0.08)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

	Pro forma Six months ended June 30, 2011	As reported Six months ended June 30, 2011
Net sales	$256,465	$205,005
Net income	$12,968	$11,104
Basic earnings per share	$0.29	$0.25
Diluted earnings per share	$0.29	$0.25

NOTE U—MONACA, PENNSYLVANIA ACCIDENT INSURANCE RECOVERY

On July 22, 2010, an explosion occurred at the Company’s Monaca, Pennsylvania facility which resulted in the complete shutdown of the plant’s refinery operations. Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility has been rebuilt. Production operations resumed late in 2010 as these repairs were completed. The Company pursued recovery of the cost of repairs, lost profit and other losses from its zinc oxide and refined metal production during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of March 31, 2011, the Company incurred $17,902 in clean-up, repair and other costs associated with the explosion. The Company submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE V—SUBSEQUENT EVENTS

On July 26, 2012, the Company completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.000%. The net proceeds from the offering were approximately $165.0 million.

The Senior Secured Notes will pay interest semiannually on December 1st and June 1st, beginning on December 1, 2012, at a rate of 10.50% per annum. The Senior Secured Notes are the senior secured obligations of the Company and are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries.

The Company intends to use a portion of the proceeds from the Senior Secured Notes, together with cash on hand, to pay for the completion of the construction of the new zinc facility, and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures.

In connection with the Senior Secured Notes offering, the Company amended its Revolving Credit Facility to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the amended Revolving Credit Facility, herein referred to as the ABL Facility. The ABL Facility is fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries.

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

Overview

Our Business

We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel product and services.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products at our Monaca, Pennsylvania facility, and our nickel-based products, at our INMETCO facility, using nearly 100% recycled materials, including zinc recovered from our four EAF dust recycling operations located in four states. We believe our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We also produce zinc oxide at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic Investments and Acquisitions

During the fourth quarter of 2011, we began construction on a new zinc facility located in Rutherford County, North Carolina, which we anticipate will be capable of production in excess of 150,000 tons of zinc metal per year, including Special High Grade (“SHG”) zinc, Continuous Galvanizing Grade zinc as well as PW zinc and will also enable us to potentially recover other marketable metals from EAF dust. The new facility will significantly reduce our manufacturing conversion costs due to the lower energy usage, higher labor productivity and lower maintenance needs associated with the new technology to be employed at the facility. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert Waelz oxide and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers operated by steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the process will allow us to recover value from new metals such as silver and lead as well as the copper contained in EAF dust. We estimate total capital expenditures for the construction of the new zinc facility will be approximately $375 million, based on the costs of the portions of the project for which orders have been issued and estimates of costs for the remaining portions that have been given to us by our major engineering service providers. The actual costs may vary depending on the exact nature of the equipment to be installed and the results of purchase price negotiations with the suppliers of unordered equipment, materials or services. We have incurred approximately $94 million of these expenditures as of June 30, 2012.

To fund the initial stages of construction, we issued $100.0 million in principal amount of Convertible Notes on July 27, 2011 in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into our $60.0 million Revolving Credit Agreement to support our liquidity needs during construction and to allow for the availability of previously restricted cash. We were able to release $18.7 million of restricted cash which was replaced with $17.8 million in letters of credit under the Revolving Credit Agreement. To complete the construction of the new zinc facility, we issued $175.0 million of Senior

Secured Notes on July 26, 2012, in a private placement. We intend to use the proceeds from the Senior Secured Notes offering, together with cash on hand, to complete the construction of the new zinc facility and for general corporate purposes, including working capital needs, investment in other business initiatives, other capital expenditures and acquisitions. We continue to target startup of the new plant in the second half of 2013.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. We recently announced that we have decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the potential idling of the zinc oxide refinery at the Monaca facility. The expansion project, which will increase the total zinc oxide production capacity at Zochem to 72,000 tons per year, should be completed by mid-2013 prior to the closure of the Monaca smelter.

On March 15, 2012, we announced that we had entered into an option agreement with Shell, which if exercised by Shell, would require us to vacate our facility in Monaca by April 30, 2014. In the event that Shell does not exercise its option to purchase our Monaca facility, we still intend to shut down the smelting operations when the new zinc facility becomes operational and potentially the refinery operations when the expanded capacity at Zochem becomes operational. We may, however, continue to operate various other non-smelting assets that include production of zinc oxide from our Larvik Furnaces at the Monaca facility.

Economic Conditions and Outlook

EAF dust receipt levels for the first and second quarters of 2012 were significantly higher than the fourth quarter of 2011 due in part to additional contracts entered into and to stronger steel production in 2012. We operated all nine of our Waelz kilns through the first six months of 2012. Oxide shipments have been strong at both oxide production facilities, reflecting some increase in market share and some strengthening of underlying market demand. Demand for zinc metal has also outpaced 2011 quarterly shipments. LME zinc and nickel prices, although significantly lower than the first six months of 2011, have remained relatively stable since the end of 2011.

Our zinc smelting facility and our recycling plants operated at close to full capacity during the first six months of 2012.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2012, comprised approximately 76% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline, that continued through the end of 2011 and then stabilized during the six months ended June 30, 2012.

Average monthly, daily and yearly LME zinc prices for the years 2004 through 2011 and the six months ended June 30, 2012 were as follows:

LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	2011	Six months ended June 30, 2012
Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.84
Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.90

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

The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at June 30, 2012. The value of the zinc call options with a $1.81 per pound strike price was negligible at both December 31, 2011 and June 30, 2012.

The put options settle monthly on an average LME pricing basis. The average LME monthly zinc price for June was lower than the strike price for the contract and we received $0.2 million in cash from settlement of these June contracts. The monthly average LME zinc price for the remaining months, during the six months ended June 30, 2012, was above the strike prices for the contracts and they consequently expired with no settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the six months ended June 30, 2012.

For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound. For 2011, LME average nickel pries ranged from $7.68 per pound to $13.17 per pound and averaged $10.36 per pound. For the six months ended June 30, 2011, LME nickel prices ranged from $9.71 per pound to $13.17 per pound and averaged $11.60 per pound. For the six months ended June 30, 2012, LME average nickel prices ranged from $7.27 per pound to $9.90 per pound and averaged $8.36 per pound.

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products and services, as well as from the collection and recycling of EAF dust. Demand for our products increased from the fourth quarter of 2011 as our smelting facility and recycling plants operated at near- capacity during the six months ended June 30, 2012, reflecting some increase in market share and some strengthening of underlying market demand. Our zinc equivalent of production of zinc products for the first six months of 2012, which included Zochem, increased to an annual rate of 178,000 tons from 140,000 tons for 2011.

Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. In addition, EAF dust receipts increased due in part to additional contracts we entered into during the latter part of 2011 that took effect during the first quarter of 2012.

The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six Months Ended June 30,		Year Ended December 31,		Six Months Ended June 30,		Year Ended December 31,
	2012	2011	2011	2010	2012	2011	2011	2010
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	99	74	152	137	$1,898	$2,126	$2,024	$1,976
EAF Dust	324	269	528	532	$69	$69	$69	$74
Nickel-based products	14	14	28	27	$1,835	$1,973	$1,930	$1,768

(1)	Includes Zochem since November 1, 2011

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first six months of 2012, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 18% of our production costs compared to 19% for the first six months of 2011. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price we pay for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. The decrease in the percentage of purchased feedstock related costs at our Monaca facility reflects our efforts to increase the use of EAF dust-based feedstock at that site. Purchased feedstock costs at our Zochem facility, which comprises approximately 87% of production costs, consists entirely of SHG zinc metal purchased primarily from one supplier. The price of these metal blocks is based on the LME zinc price.

The remaining 82% of our production costs at our Monaca, Pennsylvania facility and 13% of our production costs at our Zochem facility during the first six months of 2012 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes a portion of our conversion cost per ton changes inversely. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.

We value our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. The Company recorded an LCM adjustment of $1.2 million during the second quarter of 2012. No LCM adjustment was recorded during the first quarter of 2012 nor during the six months ended June 30, 2011.

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

We pursued recovery of the cost of repairs, lost profit and other losses from our zinc oxide and refined metal, subject to customary deductibles, under our business interruption and property insurance. We submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011. As of December 31, 2011, the entire insurance recoveries of $29,614 had been received in cash. See Footnote U—Monaca, Pennsylvania Accident Insurance Recovery in our Consolidated Financial Statements.

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

Our zinc products compete with other materials in many of their applications, and in some cases our customers may shift to new processes or products. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of galvanizing and paint. Our stainless steel customers face competition from producers of material containing lower levels of nickel, which could have an impact on the demand for our nickel-based products. Our ability to anticipate shifts in product usage and to produce new products to meet our current and future customers’ needs will significantly impact our operating results. We also face intense competition from regional, national and global providers of zinc based products, and the growth of any of those competitors could reduce our market share and negatively impact our operating results.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K which was filed with the SEC on March 9, 2012, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2012 and for the three and six months ended June 30, 2012 and 2011. Certain of these accounting policies are described below.

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

•

Our financial swap and financial option instruments are carried at fair value. We recognize changes in fair value within the Consolidated Statements of Operations as they occur. (Note P—Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements)

•	Our Convertible Notes, issued on July 27, 2011, were initially valued at fair value and are currently carried at amortized cost. (Note I—Long Term Debt in our Consolidated Financial Statements)

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

We are exposed to credit loss in cases where counterparties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of the contracts. In addition, we minimize credit loss by utilizing several different brokers for our derivative contracts. At June 30, 2012, we were utilizing five brokers for our hedging program.

Impairment

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the fourth quarter of 2011, we recorded an impairment charge of $9.8 million related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets as a result of the expected future start-up of the new zinc facility in North Carolina. We plan to close the smelting operation when the new zinc facility is commissioned but have not made any final decisions regarding other operations at the site. On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP to purchase our Monaca, Pennsylvania site. The option, if exercised, would require us to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, we recorded an additional impairment charge of $3.3 million in the first quarter of 2012. We will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $44 million at June 30, 2012.

We have no goodwill.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	91.1	95.1	96.4	81.8
Depreciation and amortization	5.2	5.6	5.3	5.2
Selling, general and administrative expenses	4.6	5.1	4.9	4.9

(Loss) income from operations	(0.9)	(5.8)	(6.6)	8.1
Interest expense	0.5	0.3	0.9	0.3
Interest and other income	0.3	0.2	0.4	0.2

(Loss) income before income taxes	(1.1)	(5.9)	(7.1)	8.0
Income tax provision (benefit)	0.3	(2.1)	2.7	2.6

Net (loss) income	(1.4)%	(3.8)%	(4.4)%	5.4%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2011	2012	2013	Swaps	Total
Fair value December 31, 2010	$579	$—	$—	$405	$984
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(225)	(225)
(Loss) on settlements of closed positions	(1)	—	—	(109)	(110)
Mark to market adjustments on open positions	(427)	—	—	(34)	(461)

Fair value March 31, 2011	151	—	—	37	188
Purchases	—	*	*	—	—
Settlements of closed positions	—	—	—	(135)	(135)
Gain on settlements of closed positions	—	—	—	69	69
Mark to market adjustments on open positions	(117)	(10,288)	(4,931)	963	(14,373)

Fair value June 30, 2011	34	(10,288)	(4,931)	934	(14,251)
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(360)	(360)
(Loss) on settlements of closed positions	—	—	—	(196)	(196)
Mark to market adjustments on open positions	38	25,834	13,148	(12)	39,008

Fair value September 30, 2011	72	15,546	8,217	366	24,201
Purchases	—	7,835	7,908	32	15,775
Settlements of closed positions	—	—	—	(69)	(69)
(Loss) on settlements of closed positions	(72)	(3,404)	(2,281)	(270)	(6,027)
Mark to market adjustments on open positions	—	(2,254)	(141)	(1,029)	(3,424)

Fair value December 31, 2011	—	17,723	13,703	(970)	30,456
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(260)	(260)
(Loss) gain on settlements of closed positions	—	(2,620)	—	547	(2,073)
Mark to market adjustments on open positions	—	(5,330)	(9,136)	1,640	(12,826)

Fair value March 31, 2012	—	9,773	4,567	957	15,297
Purchases	—	—	—	—	—
Settlements of closed positions	—	(154)	—	(88)	(242)
(Loss) on settlements of closed positions	—	(589)	—	(166)	(755)
Mark to market adjustments on open positions	—	(807)	(293)	(441)	(1,541)

Fair value June 30, 2012	$—	$8,223	$4,274	$262	$12,759

*	Put and call options were purchased and call options were sold having a net zero cash outlay.

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the quarter and year to date are listed in the table below:

	2010	2011			2012
Average LME zinc price	December 31	March 31	June 30	December 31	March 31	June 30
Quarter	$1.05	$1.09	$1.02	$0.86	$0.92	$0.87
Year-to-date	$0.98	$1.09	$1.05	$0.99	$0.92	$0.90

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Consolidated net sales. Consolidated net sales increased $21.7 million, or 22.6%, to $117.5 million for the three months ended June 30, 2012 compared to $95.8 million for the three months ended June 30, 2011. Net sales for the three months ended June 30, 2012 and 2011 were reduced $2.5 million and $14.5 million, respectively, from non-cash losses related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales increased $9.7 million, or 8.8%, to $120.0 million for the three months ended June 30, 2012 from $110.3 million for the three months ended June 30, 2011. The increase includes a $10.8 million increase in net sales for zinc products and services (“Zinc”) and $1.1 million decrease in nickel products and services (“Nickel”). Zinc net sales for 2012 include the net sales of Zochem, which was acquired on November 1, 2011.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $15.9 million, or 17.5%, to $107.0 million for the three months ended June 30, 2012 compared to $91.1 million for the three months ended June 30, 2011. Zinc cost of sales for the three months ended June 30, 2012, includes $16.5 million of cost of sales related to the Zochem facility which was acquired on November 1, 2011. Excluding the Zochem related cost of sales of $16.5 million, cost of sales decreased $0.6 million for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The decrease includes a $1.5 million decrease in Zinc cost of sales and a $0.9 million increase in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $0.8 million, or 14.2%, to $6.1 million for the three months ended June 30, 2012 compared to $5.3 million for the three months ended June 30, 2011. The increase reflects excess depreciation expense of $0.1 million related to the eventual closing of the Monaca, Pennsylvania smelter and depreciation on property, plant and equipment additions since June 30, 2011.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.6 million, or 11.3%, to $5.4 million for the three months ended June 30, 2012 compared to $4.9 million for the three months ended June 30, 2011. The increase was primarily due to the inclusion of selling, general and administrative costs for Zochem, which is included in the three months ended June 30, 2012, and an overall increase in consulting services and franchise taxes.

Consolidated other income (expense). Consolidated other income (expense) decreased $0.2 million on a net basis, to $0.3 million expense for the three months ended June 30, 2012. The increase in other expense was primarily due to an increase in interest expense of $0.3 million, net of capitalized interest of $1.7 million, related to construction of the new zinc facility.

Consolidated income tax (benefit) provision. Our consolidated income tax expense was $(0.4) million for the three months ended June 30, 2012 compared to an income tax benefit of $(2.0) million for the three months ended June 30, 2011. Our effective tax rates were (27.5%) for the three months ended June 30, 2012 and 34.8% for the three months ended June 30, 2011. The decrease in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2012 and the related impact of permanent differences.

Consolidated net (loss) income. Net loss for the three months ended June 30, 2012 was $(1.7) million compared to a net loss of $(3.7) million for the three months ended June 30, 2011. For the reasons stated above, our consolidated net income was $1.5 million for the three months ended June 30, 2012, excluding a $3.2 million net charge relating to unrealized losses of our hedging activities. Our consolidated net income for the three months ended June 30, 2011 was $5.8 million, excluding a $9.5 million net loss relating to unrealized losses of our hedging activities.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales increased $23.3 million, or 29.2%, to $103.0 million for the three months ended June 30, 2012 compared to $79.8 million for the three months ended June 30, 2011. Net sales during the three months ended June 30, 2012 and the three months ended June 30, 2011 were both decreased by unfavorable non-cash adjustments of $2.5 million and $15.0 million, respectively, relating to our hedging activities. Excluding the net adjustments relating to hedging, net sales increased $10.8 million. The increase was a result of a $22.1 million increase in sales volume primarily reflecting increased shipments of zinc oxide which included Zochem shipments, a $9.5 million decrease in price realization due to a 14.3% decrease in the average LME zinc price for the second quarter of 2012 compared to the second quarter of 2011 and a decrease of $1.8 million in our co-product and miscellaneous sales.

Zinc product shipments were 48,572 tons for the three months ended June 30, 2012, or 43,573 tons on a zinc contained basis, compared to 37,689 tons, or 34,788 tons on a zinc contained basis, for the three months ended June 30, 2011.

The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.05 per pound for the three months ended June 30, 2012 compared to $1.13 per pound for the three months ended June 30, 2011. The decrease reflects a 14.3% decrease in the average LME zinc price for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales of zinc metal decreased $5.5 million, or 11.4%, to $42.7 million for the three months ended June 30, 2012 compared to $48.3 million for the three months ended June 30, 2011. The decrease was primarily due to a $5.4 million decrease in price realization and a $0.1 million decrease in sales volume. The decrease in price realization was due to a significantly lower average LME zinc price for the three months ended June 30, 2012 versus the three months ended June 30, 2011. The decrease in price realization was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales of zinc oxide increased $18.0 million, or 60.8%, to $47.6 million for the three months ended June 30, 2012, compared to $29.6 million for the three months ended June 30, 2011. The increase was primarily due to a $21.4 million increase in sales volume reflecting the inclusion of Zochem shipments and an increase of 5.0% in tons shipped from the Monaca facility. A $3.4 million decrease in price realization for the three months ended June 30, 2012 compared to June 30, 2011 reflects the 14.3% decrease in the average LME zinc prices. The decrease in price realization was partially offset by an increase in the oxide premium to the average LME zinc price for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Net sales of zinc and copper-based powders decreased $1.5 million, or 30.6%, to $3.4 million for the three months ended June 30, 2012 compared to $4.9 million for the three months ended June 30, 2011. The decrease was attributable to both shipment volume and price, most notably in our copper-based powders.

Revenues from EAF dust recycling increased $1.6 million, or 16.7%, to $10.9 million for the three months ended June 30, 2012 from $9.3 million for the three months ended June 30, 2011. The increase is due to additional contracts that went into effect in 2012. EAF dust receipts for the three months ended June 30, 2012 were 160,001 tons compared to 136,352 tons for the three months ended June 30, 2011. EAF dust receipts increased approximately 25.6% for the three months ended June 30, 2012 as compared to the three months ended December 31, 2011. According to data from the American Iron and Steel Institute, reported steel production increased 4.1% for the three months ended June 30, 2012 over the three months ended December 31, 2011.

Cost of sales (excluding depreciation and amortization). Cost of sales decreased $1.5 million, after excluding Zochem related costs of sales of $16.5 million, to $80.9 million for the three months ended June 30, 2012, compared to $82.4 million for the three months ended June 30, 2011. For the three months ended June 30, 2012 and 2011, cost of sales was 92.4% and 87.0%, respectively, of net sales, after excluding the unfavorable non-cash adjustments relating to hedging for the three months ended June 30, 2012 and 2011, of $2.5 million and $15.0 million, respectively.

The cost of zinc material and other products sold decreased $3.9 million, after excluding Zochem related cost of sales of $16.5 million, or 5.2%, to $72.3 million for the three months ended June 30, 2012 compared to $76.2 million for the three months ended June 30, 2011. The decrease was a result of a $5.3 million decrease in the cost of products shipped due to a lower cost per ton and a $1.3 million decrease in recycling and other costs offset by a net $1.2 million increase in shipment volume. The cost of zinc material for the three months ended June 30, 2012 includes an LCM inventory adjustment of $1.2 million due to the decline of the LME zinc price. No LCM adjustment was recorded during the three months ended June 30, 2011. An environmental reserve of $1.5 million was reversed during the three months ended June 30, 2011. Conversion costs at the Monaca, Pennsylvania facility reflect a 7.7% increase in production levels. As a result of this increase in production, conversion costs increased $1.6 million, after excluding $2.2 million in signing bonuses recognized during the three months ended June 30, 2011. Coke costs increased $1.8 million; however this increase was partially offset by a decrease of $1.3 million in electricity costs related to the power purchase agreement which we entered into in September 2011. The cost of purchased feeds we pay expressed as a percentage of the LME at the Monaca facility for the three months ended June 30, 2012 remained relatively flat compared to the three months ended June 30, 2011. Purchased feedstock costs as a percentage of its total production costs, at the Monaca facility, increased to 19% for the three months ended June 30, 2012 from 18% for the three months ended June 30, 2011; however, the number of tons of purchased feed consumed decreased 6.6%. Total purchased feedstock costs increased $0.04 million for the three months ended June 2012 as compared to the three months ended June 2011. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller affect on our cost of sales than on its net sales, at the Monaca, Pennsylvania facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 88% of its production costs, consisted entirely of SHG zinc metal purchased primarily from one supplier. The price of these metal blocks was based on the LME zinc price.

The cost of EAF dust services increased $2.4 million, or 38.9%, to $8.6 million for the three months ended June 30, 2012 from $6.2 million for the three months ended June 30, 2011. The increased cost reflects both an increase in volume and transportation costs. EAF dust receipts tons increased 17.3% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(4.2) million for the three months ended June 30, 2012, and includes $2.5 million in unrealized net losses from our hedging activities. Excluding the unrealized net losses related to hedging, our loss before income taxes was $(1.7) million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $1.6 million, or 9.8%, to $14.5 million for the three months ended June 30, 2012 compared to $16.0 million for the three months ended June 30, 2011. The decrease was mainly the result of a $2.2 million decrease from lower price realization and a $0.7 million increase from higher shipment volume. A lower LME average nickel price for the second quarter of 2012 compared with the second quarter of 2011 was the primary reason for the lower price realization.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $0.9 million, or 10.1%, to $9.6 million for the three months ended June 30, 2012 compared to $8.7 million for the three months ended June 30, 2011. The variance is primarily due to higher maintenance and repair costs.

Income before income taxes. For the reasons stated above, income before income taxes decreased $2.7 million to $3.1 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Consolidated net sales. Consolidated net sales increased $23.9 million, or 11.6%, to $228.9 million for the six months ended June 30, 2012 compared to $205.0 million for the six months ended June 30, 2011. Net sales for the six months ended June 30, 2012 and 2011 were reduced $17.7 million and $15.2 million, respectively, from non-cash losses related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales increased $26.4 million, or 12.0%, to $246.6 million for the six months ended June 30, 2012 from $220.2 million for the six months ended June 30, 2011. The increase includes a $27.2 million increase in net sales for zinc products and services (“Zinc”) and $(0.8) million decrease in nickel products and services (“Nickel”). Zinc sales for 2012 include the sales of Zochem, which was acquired on November 1, 2011.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $52.8 million, or 31.4%, to $220.6 million for the six months ended June 30, 2012 compared to $167.8 million for the six months ended June 30, 2011. Zinc cost of sales for the six months ended June 30, 2012, includes an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility and cost of sales of $32.9 million related to the Zochem facility, which was acquired on November 1, 2011. Zinc cost of sales for the six months ended June 30, 2011 includes a net benefit of $9.3 million from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up related to the July 2010 Monaca refinery incident. Excluding the net insurance benefit of $9.3 million associated with the refinery incident, the impairment charge of $3.3 million and the $32.9 million in Zochem related cost of sales, cost of sales for the six months ended June 30, 2012 increased $7.3 million, or 4.1%, to $184.4 million from $177.1 million for the six months ended June 30, 2011. The increase includes a $6.1 million increase in Zinc cost of sales and a $1.2 million increase in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $1.5 million, or 14.4%, to $12.1 million for the six months ended June 30, 2012 compared to $10.6 million for the six months ended June 30, 2011. The increase reflects excess depreciation expense of $0.3 million related to the eventual closing of the Monaca, Pennsylvania smelter and depreciation on property, plant and equipment additions since June 30, 2011.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $1.2 million, or 12.1%, to $11.3 million for the six months ended June 30, 2012 compared to $10.0 million for the six months ended June 30, 2011. The increase was primarily due to the inclusion of selling, general and administrative costs for Zochem, which is included in the six months ended June 30, 2012, and an overall increase in consulting services and franchise taxes.

Consolidated other income (expense). Consolidated other income (expense) decreased $1.2 million on a net basis, to $1.3 million expense for the six months ended June 30, 2012. The increase in other expense was primarily due to an increase in interest expense of $1.6 million, net of capitalized interest of $2.8 million, related to construction of the new zinc facility.

Consolidated income tax (benefit) provision. Our consolidated income tax benefit was $(6.3) million for the six months ended June 30, 2012 compared to an income tax provision of $5.4 million for the six months ended June 30, 2011. Our effective tax rates were 38.2% for the six months ended June 30, 2012 and 32.5% for the six months ended June 30, 2011. The increase in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2012 and the related impact of permanent differences.

Consolidated net (loss) income. Net loss for the six months ended June 30, 2012 was $(10.1) million compared to net income of $11.1 million for the six months ended June 30, 2011. For the reasons stated above, our consolidated net income was $2.8 million for the six months ended June 30, 2012, excluding a $2.0 million net impairment charge relating to our Monaca, Pennsylvania facility and an $10.9 million net charge relating to unrealized losses of our hedging activities. Our consolidated net income for the six months ended June 30, 2011 was $14.3 million, excluding $6.3 million of income relating to insurance benefits associated with the Monaca refinery incident and a $9.5 million net loss relating to unrealized losses of our hedging activities.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales increased $24.7 million, or 14.2%, to $198.2 million for the six months ended June 30, 2012 compared to $173.4 million for the six months ended June 30, 2011. Net sales during the six months ended June 30, 2012 and the six months ended June 30, 2011 were both decreased by unfavorable non-cash adjustments of $18.1 million and $15.6 million, respectively, relating to our hedging activities. Excluding the unfavorable adjustments relating to hedges, net sales increased $27.2 million, to $216.3 million for the six months ended June 30, 2012. The increase was a result of a $52.6 million increase in sales volume primarily reflecting increased shipments of zinc oxide which included Zochem shipments, a $21.8 million decrease in price realization due to a 14.9% decrease in the average LME zinc price for the first six months of 2012 compared to the first six months of 2011 and a decrease of $3.6 million in our co-product and miscellaneous sales.

Zinc product shipments were 98,845 tons for the six months ended June 30, 2012, or 88,759 tons on a zinc contained basis, compared to 74,149 tons, or 68,343 tons on a zinc contained basis, for the six months ended June 30, 2011. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.06 per pound for the six months ended June 30, 2012 compared to $1.15 per pound for the six months ended June 30, 2011. The decrease reflects a 14.9% decrease in the average LME zinc price for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales of zinc metal decreased $6.9 million, or 7.1%, to $89.9 million for the six months ended June 30, 2012 compared to $96.8 million for the six months ended June 30, 2011. The decrease was primarily due to a $13.0 million decrease in price realization which was offset by a $6.1 million increase in sales volume. The increase in sales volume reflects the improvement in demand for our products. The decrease in price realization was due to a significantly lower average LME zinc price for the six months ended June 30, 2012 versus the six months ended June 30, 2011. The decrease in price realization was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales of zinc oxide increased $36.0 million, or 60.7%, to $95.3 million for the six months ended June 30, 2012, compared to $59.3 million for the six months ended June 30, 2011. The increase was primarily due to a $43.7 million increase in sales volume reflecting the inclusion of Zochem shipments and an increase of 8.1% in tons shipped from the Monaca facility. A $7.7 million decrease in price realization for the six months ended June 30, 2012 compared to June 30, 2011 reflects the 14.9% decrease in the average LME zinc prices. The decrease in price realization was partially offset by an increase in the oxide premium to the average LME zinc price for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Net sales of zinc and copper-based powders decreased $2.2 million, or 23.4%, to $7.2 million for the six months ended June 30, 2012 compared to $9.4 million for the six months ended June 30, 2011. The decrease was attributable to both shipment volume and price, most notably in our copper-based powders.

Revenues from EAF dust recycling increased $3.8 million, or 20.5%, to $22.3 million for the six months ended June 30, 2012 from $18.5 million for the six months ended June 30, 2011. The increase is due to additional contracts that went into effect during the six months ended June 30, 2012. EAF dust receipts for the six months ended June 30, 2012 were 323,847 tons compared to 268,727 tons for the six months ended June 30, 2011. EAF dust receipts increased approximately 24.9% for the first six months of 2012 as compared to the six months ended December 31, 2011. According to data from the American Iron and Steel Institute, reported steel production increased 4.1% for the six months ended June 30, 2012 over the three months ended December 31, 2011.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $6.1 million, or 3.8%, to $165.7 million for the six months ended June 30, 2012, after excluding the impairment charge of $3.3 million and $32.9 million in cost of sales related to the Zochem facility, compared to $159.6 million for the six months ended June 30, 2011, after excluding a net benefit of $9.3 million from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up related to the July 2010 Monaca refinery incident. For the six months ended June 30, 2012 and 2011, cost of sales, after excluding the impairment charge and net insurance recoveries from the refinery incident, was 91.8% and 84.4%, respectively, of net sales, after excluding the unfavorable non-cash adjustments relating to hedging.

The cost of zinc material and other products sold, excluding the impairment charge of $3.3 million, cost of sales related to the Zochem facility of $32.9 million and the net insurance recoveries of $9.3 million, increased $1.5 million, or 1.0%, to $148.9 million for the six months ended June 30, 2012 compared to $147.4 million for the six months ended June 30, 2011. The increase was a result of a net $9.4 million increase in shipment volume offset by a $7.6 million decrease in the cost of products shipped due to a lower cost per ton and a $1.8 million decrease in recycling and other costs. The cost of zinc material for the six months ended June 30, 2012 includes an LCM inventory adjustment of $1.2 million due to the decline of the LME zinc price. No LCM adjustment was recorded during the six months ended June 30, 2011. An environmental reserve of $1.5 million was reversed during the six months ended June 30, 2011. Conversion costs at the Monaca, Pennsylvania facility reflect a 7.0% increase in production levels. As a result of this increase in production, conversion costs increased $6.2 million, after excluding $2.2 million in signing bonuses recognized during the six months ended June 30, 2011. As a result of this increase in production, conversion costs increased and reflect a $1.5 million increase in maintenance costs. Coke costs increased $4.4 million; however this was partially offset by a decrease of $2.7 million in electricity costs related to the power purchase agreement which we entered into in September 2011. The cost of purchased feeds we pay expressed as a percentage of the LME at the Monaca facility for the six months ended June 30, 2012 remained relatively flat compared to the six months ended June 30, 2011. Purchased feedstock costs as a percentage of its total production costs, at the Monaca facility, decreased to 18% for the six months ended June 30, 2012 from 19% for the six months ended June 30, 2011; however, the number of tons of purchased feed consumed increased 6.2%. Total purchased feedstock costs increased 1.2% for the six months ended June 2012 as compared to the six months ended June 2011. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller affect on our cost of sales than on its net sales, at the Monaca, Pennsylvania facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 87% of its production costs, consisted entirely of SHG zinc metal purchased primarily from one supplier. The price of these metal blocks was based on the LME zinc price.

The cost of EAF dust services increased $4.6 million, or 37.6%, to $16.9 million for the six months ended June 30, 2012 from $12.3 million for the six months ended June 30, 2011. The increased cost reflects an increase in both volume and transportation costs. EAF dust receipts tons increased 20.5% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(23.9) million for the six months ended June 30, 2012, and includes an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility and $18.1 million in unrealized net losses from our hedging activities. Excluding the impairment charge and unrealized net losses related to hedging, our loss before income taxes was $(2.5) million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $0.8 million, or 2.8%, to $30.7 million for the six months ended June 30, 2012 compared to $31.6 million for the six months ended June 30, 2011. The decrease was primarily the result of a $3.1 million decrease in price realization and a $1.9 million increase related to higher shipment volume. A lower LME average nickel price for the first six months of 2012 compared with the first six months of 2011 was the primary reason for the lower price realization.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $1.2 million, or 6.7%, to $18.7 million for the six months ended June 30, 2012 compared to $17.5 million for the six months ended June 30, 2011 The increase was primarily due to an increase of $0.8 million in the cost of product shipped and a $0.4 million increase related to higher product shipment volume. The increase in the cost of product shipped was mainly due to higher purchased raw material consumptions and higher maintenance and repair costs.

Income before income taxes. For the reasons stated above, income before income taxes decreased $2.4 million to $8.4 million for the six months ended June 30, 2012.

Liquidity and Capital Resources

On July 26, 2012, the Company completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.000%. The net proceeds from the offering were approximately $165.0 million. The Senior Secured Notes will pay interest semiannually on December 1st and June 1st, beginning on December 1, 2012, at a rate of 10.50% per annum. The Senior Secured Notes are the senior secured obligations of the Company and are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. In connection with the Senior Secured Notes offering, the Company amended its Revolving Credit Facility to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the Amended Revolving Credit Facility (the “ABL Facility”). The ABL Facility is fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries.

The Company intends to use a portion of the proceeds from the Senior Secured Notes, together with cash on hand, to pay for the completion of the construction of the new zinc facility, and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures.

We finance our operations, capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, which includes proceeds from the issuance of the Convertible Notes, the Senior Secured Notes, availability under the ABL Facility, our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Our cash, at June 30, 2012, is not restricted. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Cash and Cash Equivalents

Our balance of cash and cash equivalents at June 30, 2012 was $163.7 million, a $24.8 million decrease from the December 31, 2011 balance of $188.5 million. It is concentrated in three U.S. banks and one Canadian bank.

Cash Flows from Operating Activities

Our operations provided a net $33.5 million in cash for the six months ended June 30, 2012, reflecting higher sales during the six months ended June 30, 2012, despite a low average LME price for zinc and nickel. The higher sales contributed to the increase in the accounts receivable balance. Although we recorded a net loss for the six months ending

June 30, 2012, the net loss included several non-cash activities such as losses relating to our hedging activities and impairment charges related to our Monaca, Pennsylvania facility. The accounts payable balance increased primarily due to capital expenditures related to construction of the new zinc facility and increases in raw materials purchases. In April 2012, we received an $8.0 million federal income tax refund.

During the six months ended June 30, 2011, we recorded an additional $10.3 million in recoveries for business interruption and property damage insurance relating to the July 2010 explosion at our Monaca facility. This amount represented the final settlement of the claim.

Our investment in working capital was $221.3 million at June 30, 2012 and $260.9 million at December 31, 2011. The decrease in working capital was primarily due to capital expenditures related to the construction of the new zinc facility in North Carolina.

Cash Flows from Investing Activities

Capital expenditures were $60.4 million for the six months ended June 30, 2012, of which $51.4 million related to the construction of the new zinc facility. During the first quarter of 2012, the asset purchase agreement with ESOI was amended and restricted cash totaling $2.5 million was transferred to operating cash.

Cash Flows from Financing Activities

Cash used by financing activities totaled $0.4 million and primarily related to debt issuance costs for the $175.0 million principal amount of Senior Secured Notes issued on July 26, 2012.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of June 30, 2012, we had letters of credit outstanding in the amount of $16.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims and a closure bond for one of our facilities located in Pennsylvania. We also have two surety bonds outstanding in the amount of $5.3 million to collateralize closure bonds for the other two Company facilities located in Pennsylvania.

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

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead and natural gas. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc and nickel through mid 2013.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counterparties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of our contracts. We also minimize credit loss by utilizing several different brokers for our hedging program. At June 30, 2012, we were utilizing five brokers for our hedging program.

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

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we entered into hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. We anticipate that we will leave the $0.85 per pound options in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at June 30, 2012.

The put options settle monthly on an average LME pricing basis. The average LME monthly zinc price for June was lower than the strike price for the contract and the Company received $0.2 million in cash from settlement of these June contracts. The monthly average LME zinc price for the remaining months, during the six months ended June 30, 2012, was above the strike prices for the contracts and they consequently expired with no settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the six months ended June 30, 2012.

The value of the zinc call options with a $1.81 per pound strike price was negligible at June 30, 2012. The put and call options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Zochem’s functional currency is the Canadian dollar. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the three and six months ended June 30, 2012.

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

During the quarter ending June 30, 2012, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 1, 2011, we acquired Zochem. We will begin our assessment of the internal controls over financial reporting at Zochem during the third quarter of 2012.

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

For further information refer to the our Annual Report on Form 10K for the fiscal year ended December 31, 2011, which was filed with the SEC on March 9, 2012.

Item 1A.	Risk Factors.

Our Risk Factors are discussed in our Annual Report on From 10K for the year ended December 31, 2011, which was filed with the SEC on March 9, 2012. We have updated our risk factors as stated below to address the effect on our business relating to our Zochem acquisition which occurred on November 1, 2011 and the effect on our business relating to the issuance of the $175.0 million Senior Secured Notes on July 26, 2012.

We depend on our supplier relationships, and adverse changes in these relationships or our ability to enter into new relationships could negatively affect our revenue.

We rely significantly on our suppliers. For example, raw materials used in our Zochem facility consist primarily of SHG zinc metal purchased from one supplier. Adverse changes in any of our relationships with suppliers or the inability to enter into new relationships with suppliers could negatively impact our operation and performance. Our current arrangements with suppliers may not remain in effect on current or similar terms and the impact of changes to those arrangements may adversely impact our revenue.

Our substantial indebtedness could adversely affect our financial flexibility and prevent us from fulfilling our obligations under the agreements governing our indebtedness.

As a result of the issuance of our 3.80% Convertible Notes on July 27, 2011 and our 10.50% Senior Secured Notes on July 26, 2012, we currently have a significant amount of indebtedness. As of June 30, 2012, after giving pro forma effect to the offering of the Senior Secured Notes, we would have had approximately $275 million of total indebtedness outstanding (excluding $16.1 million of letters of credit outstanding under our ABL Facility and $5.3 million of surety bonds outstanding) and approximately $39 million of available letter of credit and borrowing capacity under our ABL Facility. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences to you and significant effects on our business.

For example, it could:

•	limit our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, or acquisitions;

•	require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

•

make us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulation and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions;

•	make it more difficult to satisfy our financial obligations, including payments on the Convertible Notes and the Senior Secured Notes.

Our ability to make payments on and refinance our debt depends on our ability to generate cash flow. To some extent, this is subject to prevailing economic and competitive conditions and to certain financial, business and other factors, many of which are beyond our control. Our business may not generate cash flow from operations at levels sufficient to permit us to pay principal, premium, if any, and interest on our indebtedness, and our cash needs may increase. If we are unable to generate sufficient cash flow from operations to service our debt and meet our other cash needs, we may be forced to reduce or delay capital expenditures, sell or curtail assets or operations, seek additional capital, or seek to restructure or refinance our indebtedness. If we must sell or curtail our assets or operations, it may negatively affect our ability to generate revenue.

Restrictive covenants in the indenture governing the Senior Secured Notes and the ABL Facility limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The indenture governing the Senior Secured Notes and the ABL Facility contain, and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. The indenture governing the Senior Secured Notes and the ABL Facility, among other things, limit our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	declare or pay dividends, redeem capital stock or make other distributions to stockholders;

•	make investments and acquire assets;

•	enter into agreements that restrict distributions from restricted subsidiaries;

•	sell or transfer certain assets;

•	enter into transactions with affiliates;

•	create liens or use assets as security in other transactions;

•	enter into sale and leaseback transactions;

•	merge or consolidate, or sell, transfer, lease or dispose of substantially all of our assets; and

•	make certain payments on indebtedness.

Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. A breach of the covenants or restrictions under the indenture governing the Senior Secured Notes and the ABL Facility could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and holders of the Senior Secured Notes accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the indenture governing the Senior Secured Notes and the ABL Facility and the agreements governing our other indebtedness could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

[None]

Item 3.	Defaults Upon Senior Securities.

[None]

Item 4.	Mine Safety Disclosures

[None]

Item 5.	Other Information.

[None]

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification by James M. Hensler, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Scherich, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on August 9, 2012.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	August 9, 2012

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	August 9, 2012