Form 10-Q
period 2012-09-30
Horsehead Holding Corp
filed 2012-11-09
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the issuer’s common stock as of November 5, 2012 was 43,954,286

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel

i

manufacturers; our ability to implement our business strategy successfully; our ability to obtain any additional funds which might be needed to complete the construction of our new zinc facility; our ability to service our debt; our ability to successfully construct and operate our new zinc facility; our ability to realize the projected benefits from the new zinc facility; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our recent acquisition of Zochem Inc., a Canadian corporation (“Zochem”), on November 1, 2011 and with future acquisitions, joint ventures or asset dispositions.

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

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

September 30, 2012 and December 31, 2011

(Unaudited)

(Amounts in thousands, except per share amounts)

	September 30, 2012	December 31, 2011
ASSETS

Current assets
Cash and cash equivalents	$287,531	$188,500
Accounts receivable, net of allowance of $755 and $566, respectively	63,352	60,939
Inventories, net	58,521	53,430
Prepaid expenses and other current assets	23,728	30,312

Total current assets	433,132	333,181
Property, plant and equipment, net	345,889	260,052
Other assets
Intangible assets	12,007	12,607
Restricted cash	—	2,500
Deferred income taxes	1,855	1,855
Deposits and other	9,982	21,297

Total other assets	23,844	38,259
Total assets	$802,865	$631,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—
Accounts payable	58,521	39,011
Accrued expenses	30,551	31,524
Deferred income taxes	1,402	1,716

Total current liabilities	90,474	72,251
Long-term debt, less current maturities	253,859	79,663
Other long-term liabilities	17,736	21,428
Deferred income taxes	45,031	45,899
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,954 and 43,696 shares issued and outstanding in 2012 and 2011, respectively	439	436
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	235,110	232,562
Retained earnings	155,949	175,219
Accumulated other comprehensive income(loss)	88	(258)

Total stockholders’ equity before noncontrolling interest	391,586	407,959
Noncontrolling interest	4,179	4,292

Total stockholders’ equity	395,765	412,251
Total liabilities and stockholders’ equity	$802,865	$631,492

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and nine months ended September 30, 2012 and 2011

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales of zinc material and other goods	$75,228	$119,649	$251,109	$274,598
Net sales of nickel-based material and other services	14,618	17,328	45,303	48,886
EAF dust service fees	10,524	8,863	32,813	27,361

Net sales	100,370	145,840	329,225	350,845
Cost of sales of zinc material and other goods	83,111	80,623	268,130	229,009
Cost of sales of nickel-based material and other services	9,320	9,503	27,999	27,012
Cost of EAF dust services	8,074	5,958	24,937	18,210
Insurance claim income	—	—	—	(10,347)

Cost of sales (excluding depreciation and amortization)	100,505	96,084	321,066	263,884
Depreciation and amortization	6,025	5,289	18,157	15,890
Selling, general and administrative expenses	5,118	5,734	16,393	15,795

Total costs and expenses	111,648	107,107	355,616	295,569

(Loss) income from operations	(11,278)	38,733	(26,391)	55,276
Other income (expense)
Interest expense	(2,979)	(1,751)	(5,136)	(2,354)
Interest and other income	280	914	1,151	1,434

Total other income (expense)	(2,699)	(837)	(3,985)	(920)

(Loss) income before income taxes	(13,977)	37,896	(30,376)	54,356
Income tax (benefit) provision	(4,848)	14,842	(11,106)	20,198

NET (LOSS) INCOME	$(9,129)	$23,054	(19,270)	$34,158

(Loss) earnings per common share:
Basic	$(0.21)	$0.53	$(0.44)	$0.78
Diluted	$(0.21)	$0.52	$(0.44)	$0.77
Weighted average shares outstanding:
Basic	43,869	43,696	43,802	43,637
Diluted	43,869	44,049	43,802	44,194

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the three and nine months ended September 30, 2012 and 2011

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net (loss) income	$(9,129)	$23,054	$(19,270)	$34,158
Other comprehensive income, net of tax:
Foreign currency translation adjustment	376	—	302	—
Net pension liability adjustment	16	—	44	—

Comprehensive (loss) income	$(8,737)	$23,054	$(18,924)	$34,158

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the nine months ended September 30, 2012

(Unaudited)

(Amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Earnings	income (loss)	Interest	Total

Balance at January 1, 2012	43,696	$436	$232,562	$175,219	$(258)	$4,292	$412,251

Restricted stock vesting	120	2	—	—	—	—	2
Stock compensation expense	—	—	2,108	—	—	—	2,108
Net tax benefit of equity award vesting	—	—	578	—	—	—	578
Stock option exercise	138	1	137	—	—	—	138
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Tax settlement on equity award vesting	—	—	(275)	—	—	—	(275)

Comprehensive (loss) income, net of tax:	—	—	—	(19,270)	346	—	(18,924)

Balance at September 30, 2012	43,954	$439	$235,110	$155,949	$88	$4,179	$395,765

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2012 and 2011

(Unaudited)

(Amounts in thousands)

	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(19,270)	$34,158
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	18,157	15,890
Deferred income tax benefit	(1,181)	(516)
Accretion on ESOI liabilities	658	663
Losses (gains) on derivative financial instruments	26,512	(23,217)
Non-cash compensation expense	2,108	2,280
Amortization of deferred finance costs	664	77
Losses on write down of assets	9,339	—
Accretion on debt	2,367	516
Lower of cost or market adjustment to inventories	1,421	786
Capitalization of interest	(5,757)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(2,265)	(3,669)
(Increase) in inventories	(6,156)	(1,251)
(Increase) decrease in prepaid expenses and other current assets	(6,705)	5,414
(Increase) decrease in other assets	(18)	36
Increase in accounts payable	19,362	3,579
(Decrease) increase in accrued expenses	(573)	9,917
(Decrease) in other non-current liabilities	(443)	(339)

Net cash provided by operating activities	38,220	44,324
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(106,975)	(25,877)
Decrease in restricted cash	2,500	23,899

Net cash used in investing activities	(104,475)	(1,978)
Cash Flows from Financing Activities:
Distributions to noncontrolling interests	(113)	(113)
Debt issuance costs	(7,447)	(3,113)
Proceeds from exercise of options	138	2,360
Proceeds from the issuance of debt	171,829	100,000
Tax effect of share based compensation award exercise and vesting	578	(139)
Equity issuance costs related to issuance of Convertible Notes	—	(760)

Net cash provided by financing activities	164,985	98,235

Foreign currency impact on cash balance	301	—

Net increase in cash and cash equivalents	99,031	140,581
Cash and cash equivalents at beginning of period	188,500	109,557

Cash and cash equivalents at end of period	$287,531	$250,138

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of September 30, 2012 and for the three and nine months ended September 30, 2012 and September 30, 2011 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2012. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

NOTE C—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Cash in bank	$262,362	$163,392
Money market demand account	25,169	25,108

	$287,531	$188,500

The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both September 30, 2012 and December 31, 2011. The Company carries deposits in excess of federally insured amounts. At September 30, 2012 and December 31, 2011, the Company had $5,435 and $5,551, respectively, in cash held at foreign institutions.

The money market demand account carries an interest rate of 0.20% and 0.40% as of September 30, 2012 and December 31, 2011, respectively. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE D—INVENTORIES

Inventories consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Raw materials	$13,567	$12,205
Work-in-process	4,586	4,025
Finished goods	25,437	23,393
Supplies and spare parts	14,931	13,807

	$58,521	$53,430

Inventories were net of reserves for slow moving inventory of $3,025 and $3,663 at September 30, 2012 and December 31, 2011, respectively.

The Company recorded lower of cost or market (“LCM”) adjustments of $1,247 to its raw material and finished goods inventories during the second quarter of 2012 and an additional $174 of LCM adjustments to its finished goods inventories during the third quarter of 2012. The Company recorded $786 in LCM adjustments to its finished goods inventories during the third quarter of 2011. These LCM adjustments were the result of the decline of the London Metal Exchange (“LME”) zinc price. Total LCM adjustments were $1,421 for the nine months ended September 30, 2012 and $838 for the twelve months ended December 31, 2011.

NOTE E—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Refundable income taxes	$15,591	$9,617
Prepaid hedge contracts	5,553	17,723
Other	2,584	2,972

	$23,728	$30,312

See Footnote P—Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at September 30, 2012 and December 31, 2011.

	September 30, 2012	December 31, 2011
Land and land improvements	$23,904	$23,518
Buildings and building improvements	35,988	38,659
Machinery and equipment	235,857	240,185
Construction in progress	152,808	47,691

	448,557	350,053
Less accumulated depreciation	(102,668)	(90,001)

	$345,889	$260,052

The Company capitalized $2,990 and $5,757 of interest expense during the three and nine months ended September 30, 2012, respectively. The interest expense capitalized related to the construction of the new zinc facility. The Company did not capitalize any interest expense during the three and nine months ended September 30, 2011. Through September 30, 2012, the Company has capitalized a total of $6,353 of interest expense related to the new zinc facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company had announced plans on closing the smelting operation when the new zinc plant is commissioned, currently expected in late 2013, but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. The write down resulted in a reduction of $5,955 in the cost and $2,681 in the accumulated depreciation of the Company’s property, plant and equipment. During the third quarter of 2012, the Company announced the potential closure of the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The write down resulted in a reduction of $8,268 in the cost and $2,203 in the accumulated depreciation of the Company’s property, plant and equipment. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. The total amount of these 2012 write-downs is included in “Cost of sales of zinc material and other goods (excluding depreciation)” in the Consolidated Statement of Operations. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $37 million at September 30, 2012.

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

NOTE H—DEPOSITS AND OTHER

Deposits and other at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Noncurrent hedge contracts	$—	$13,703
Deferred finance costs	9,716	2,936
HudBay Master Trust Receivable	—	4,039
Other	266	619

	$9,982	$21,297

See Footnote P—Accounting for Derivative Instruments and Hedging Activities for additional information regarding noncurrent hedge contracts. See Footnote I—Long Term Debt for additional information regarding deferred finance costs. See Footnote L—Employee Benefit Plans for additional information regarding the HudBay Master Trust Receivable.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE I—LONG-TERM DEBT

Long-term debt consisted of the following at September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
Loan Payable, related to New Market Tax Credit (“NMTC”) program	$255	$255
3.80% Convertible Notes due July 2017, net of debt discount	81,684	79,408
10.50% Senior Secured Notes due June 2017, net of debt discount	171,920	—

	253,859	79,663
Less portion currently payable	—	—

	$253,859	$79,663

Convertible Senior Notes

On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company used the proceeds from the offering for the initial stages of construction of the new state-of-the-art zinc and diversified metal production facility under construction in Rutherford County, North Carolina (“new zinc facility”) and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

The Convertible Notes pay interest semi-annually in arrears on July 1 and January 1 of each year, beginning on January 1, 2012, at a rate of 3.80% per annum. The Convertible Notes mature on July 1, 2017. The Convertible Notes are convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of 0.0666667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes (approximately 6,666.67 underlying shares), which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both.

The Convertible Notes are senior unsecured obligations of the Company and rank senior in right of payment to its future indebtedness that is expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to its existing and future unsecured indebtedness that is not so subordinated; effectively junior in right of payment to any of its secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of its subsidiaries.

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 and $345 related to the amortization of debt issuance costs during the three

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

and nine months ended September 30, 2012, respectively. The Company recognized interest expense of $77 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2011. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the three and nine months ended September 30, 2012, the Company recognized $1,725 and $5,126, respectively, in interest expense related to the Convertible Notes. During the three and nine months ended September 30, 2011, the Company recognized $1,202 in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $81,684 with an unamortized discount of $18,316 at September 30, 2012. The carrying amount of the Convertible Notes was $79,408 with an unamortized discount of $20,592 at December 31, 2011. The carrying amount of the equity component was $11,445 and $12,879 at September 30, 2012 and December 31, 2011, respectively. The accumulated accretion related to the equity component was $2,278 and $846 at September 30, 2012 and December 31, 2011, respectively. The fair value of the Convertible Notes was estimated to be approximately $95,000 and $93,000 at September 30, 2012 and December 31, 2011, respectively, per quotes obtained from active markets.

Revolving Credit and Security Agreement

On September 28, 2011, the Company’s subsidiary Horsehead Corporation (“Horsehead”) entered into a Revolving Credit and Security Agreement (the “Revolving Credit Agreement”), as borrower, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the Revolving Credit Agreement, as guarantor of Horsehead’s obligations.

The Revolving Credit Agreement provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the Revolving Credit Agreement. At September 30, 2012, the Company had $10,256 in letters of credit outstanding under the Revolving Credit Agreement. Horsehead’s obligations under the Revolving Credit Agreement are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At September 30, 2012 and December 31, 2011, there were no outstanding borrowings under the Revolving Credit Agreement. Undrawn availability under the Revolving Credit Agreement was $44,236 at September 30, 2012.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Revolving Credit Agreement contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The Revolving Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2012.

The Company incurred issuance costs of $428 in connection with the Revolving Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Revolving Credit Agreement. Interest expense of $21 and $64 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2012, respectively. No interest expense related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2011.

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

Senior Secured Notes

On July 26, 2012, the Company completed a private placement of $175,000 in aggregate principal amount of 10.50% Senior Secured Notes due 2017 (“Senior Secured Notes”), at an issue price of 98.188% of par. The Company received proceeds of $171,829 and recognized approximately $7,377 in issuance costs in connection with the offering. The total net proceeds from the offering were $164,452. The Company intends to use a portion of the proceeds from the Senior Secured Notes to pay for the completion of the construction of the Company’s new zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures

The Senior Secured Notes will pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2012. The Notes mature on June 1, 2017.

The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Senior Secured Notes and the related guarantees are secured by a first-priority lien on all of the Company’s and the Guarantors’ existing and future property and assets, whether real, personal or mixed (other than certain excluded assets), subject to certain permitted liens; provided that the lien on the accounts receivable, inventory, certain deposit accounts, cash and certain other assets and, in each case, the proceeds thereof, of Horsehead and the guarantors under the ABL Facility will be a second-priority lien. The Senior Secured Notes are the Company’s and the Guarantors’ senior secured obligations. The Senior Secured Notes and the guarantees rank equal in right of payment with any of the Company’s and the Guarantors’ senior indebtedness, including indebtedness under the Company’s Convertible Senior Secured Notes and the ABL Facility. The Senior Secured Notes and the guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Senior Secured Notes or guarantees. The Senior Secured Notes and the guarantees are effectively senior to any of the Company’s or the Guarantors’ unsecured indebtedness, including the Convertible Senior Secured Notes, to the extent of the value of the collateral securing the Senior Secured Notes. With respect to the collateral securing the Senior Secured Notes, the Senior Secured Notes and the guarantees are effectively junior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a first-lien basis, and effectively senior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a second-lien basis.

If the new zinc facility is operating and is fully operational on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2015, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption, or after June 1, 2015 at the redemption prices set forth in the Indenture, dated as of

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

July 26, 2012, among the Company, the Guarantors and U.S. Bank, National Association, as trustee and as collateral agent (the “Indenture”) plus accrued and unpaid interest, if any, to the date of redemption. If the new zinc facility is not operating and fully operational on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption. Prior to June 1, 2015, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 110.50%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings.

The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default.

The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three and nine months ended September 30, 2012, the Company recognized $3,408 in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.

The carrying amount of the Senior Secured Notes was $171,920 with an unamortized discount of $3,080 at September 30, 2012. The fair value of the Senior Secured Notes was estimated to be approximately $177,000 at September 30, 2012 per quotes obtained from active markets.

Costs of $7,377 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $254 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2012.

Credit Agreement

On August 28, 2012, Horsehead entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provides for the financing of up to Euros 14,599 (approximately $20,272 USD) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A, a Spanish corporation providing equipment and related products and services for the new zinc facility and provides for payment of approximately $968 for the premium for the insurance on such loan which will be issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”).

The obligations of Horsehead under the Credit Agreement are secured by an unconditional guarantee of the Company, but are not secured by security interest or mortgages on any real or personal property of Horsehead, the Company or any of the Company’s other direct or indirect subsidiaries.

The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on August 2021, amortizing over that period, and bearing interest a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At September 30, 2012, the Company had no outstanding borrowings under the Credit Agreement.

Draws may be made under the Credit Agreement until April 2014. Principal and interest payments are due semiannually beginning in August 2013. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2012.

Other

At September 30, 2012, the Company had $10,256 of letters of credit outstanding under the Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania. At December 31, 2011, the Company had $17,781 of letters of credit outstanding under the Revolving Credit Agreement to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. The Company also had a surety bond outstanding in the amount of $2,579 to collateralize a closure bond for the Company’s third facility located in Pennsylvania.

NOTE J—ACCRUED EXPENSES

Accrued expenses at September 30, 2012 and December 31, 2011 consisted of the following.

	September 30, 2012	December 31, 2011
Employee related costs	$8,698	$10,056
EAF dust processing reserve	3,547	4,488
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	1,838	2,055
Accrued electric	3,668	3,709
Accrued interest	4,305	1,731
Other	6,095	7,085

	$30,551	$31,524

NOTE K—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at September 30, 2012 and December 31, 2011 consisted of the following.

	September 30, 2012	December 31, 2011
Environmental obligations	$609	$626
Insurance claim liabilities	7,515	6,699
Asset retirement obligations	4,082	3,891
Deferred purchase price obligation	4,731	5,335
Pension liability	421	4,445
Other	378	432

	$17,736	$21,428

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

Expense related to the plan for the three and nine months ended September 30, 2012 was $60 and $163, respectively.

Net periodic benefit costs for the three and nine months ended September 30, 2012 were:

	For the three months ended September 30, 2012	For the nine months ended September 30, 2012
Components of net periodic benefit cost:
Service Cost	$53	$159
Interest Cost	53	148
Expected return on plan assets	(70)	(210)
Amortization of prior service cost	7	20
Losses	17	46

Net periodic benefit cost	$60	$163

During the three and nine months ended September 30, 2012, the Company made contributions in the amount of $26 and $88, respectively to its defined benefit pension plans. The Company anticipates making $27 of additional contributions to fund its defined benefit pension plans during the remainder of 2012.

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

The Company’s hourly and salary pension plan assets of $4,443 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 1 of the fair value hierarchy.

NOTE M—INCOME TAXES

The Company’s effective tax rates were 34.7% and 36.6% for the three and nine months ended September 30, 2012, respectively, and 39.2% and 37.2% for the three and nine months ended September 30, 2011, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due primarily to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) is as follows:

	September 30, 2012	December 31, 2011
Cumulative translation adjustments	$30	$(272)
Net pension adjustment	58	14

Accumulated other comprehensive income (loss)	$88	$(258)

NOTE O—STOCK-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provided for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares were authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan were fully vested due to the change in ownership of the Company in November 2006. During the third quarter of 2012, the remaining 138 options outstanding under the 2004 Plan were exercised. The Company received proceeds of $138 from the exercise of these stock options.

In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan, which was amended and restated on June 11, 2007 (the “2006 Plan”) and which provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other cash- or equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, were eligible for grants under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Committee”).

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

At September 30, 2012, there were 655 options outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 4.29 years of remaining contractual life. The related compensation expense for the three and nine months ended September 30, 2012 was $0 and $51, respectively. All compensation expense has been recognized as of September 30, 2012. Compensation expense for the three and nine months ended September 30, 2011 was $306 and $918, respectively. The options outstanding under the 2006 Plan had no intrinsic value at September 30, 2012 as the exercise price was lower than the stock price at September 30, 2012.

During the first nine months of 2012, the Company granted a total of 419 restricted stock units at an average grant date fair value of $9.95 per unit. The units vest over a two and a half or five year period. Upon vesting, the underlying stock will

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

be issued for par value. The related compensation expense for the three and nine months ended September 30, 2012 was $663 and $2,057, respectively. The related compensation expense for the three and nine months ended and September 30, 2011 was $412 and $1,363, respectively. Unrecognized compensation expense as of September 30, 2012 was $6,189. At September 30, 2012, there were 994 restricted stock units outstanding and the remaining contractual life ranged from 0.25 years to 4.58 years.

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

A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan, The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Plan. As of September 30, 2012, no grants had been made under the 2012 Plan.

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of September 30, 2012, the fixed portions of these contracts ranged from a monthly average of $0.83 to $0.93 per pound for zinc. The Company did not have any copper fixed-to-variable contracts outstanding at September 30, 2012.

The Company enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, under an agreement, the Company manages the lead co-product of its EAF dust recycling operation by providing it to a lead smelter as a feedstock for the production of lead. As of September 30, 2012, the fixed portion of the nickel swap contracts ranged from a monthly average of $9.75 to $10.00 per pound. The Company did not have any lead variable-to-fixed contracts outstanding at September 30, 2012.

The Company hedged approximately 0.04 tons of nickel with variable-to-fixed future swap contracts and approximately 4.0 tons of zinc with fixed-to-variable future swap contracts at September 30, 2012, all of which settle at various dates up to and including December 31, 2013. The Company received cash of $144 and $493 from the settlement of such contracts for the three and nine months ended September 30, 2012. The Company received cash of $358 and $719 from the settlement of such contracts for the three and nine months ended September 30, 2011.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In 2010, the Company purchased 2011 put options as a financial hedge of approximately 99 tons of zinc having a strike price of $0.65 per pound at a cost of $3,005. The Company also sold 2011 put options having a strike price of $0.55 per pound for approximately 35 tons of zinc and received $230. The options purchased provided that the Company will receive a minimum of $0.65 per pound for the quantity hedged and the options sold provided that the buyer will receive a minimum of $0.55 per pound for the quantity hedged. The options settled monthly on an average LME pricing basis. For the nine months ended September 30, 2011, the average LME zinc prices were above the strike prices for the contracts. Consequently, they expired with no settlement payment due the Company.

At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, the Company entered into hedge arrangements in which it bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced the Company’s exposure to future declines in zinc prices below $0.85 per pound. The Company would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, the Company bought back the $1.20 per pound sold call option positions at a cost of $15,743 and realized a gain of $13,430. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to the Company’s profitability, in the event that zinc prices increase above the $1.20 per pound during that period. Prior to the repurchase of the $1.20 per pound call options, the Company would have been subject to potential margin calls if the forward zinc prices increased prior to settlement. In the event of a margin call, unsecured credit provided by the clearing agent would have applied first. After the use of the credit that they provided, the Company would have been required to put cash on deposit with the clearing agent as security for eventual settlement of the hedge positions. This deposit would have been classified as a restricted asset. The Company did not have any cash on deposit with any clearing agent at September 30, 2012. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at September 30, 2012. The value of the zinc call options with a $1.81 per pound strike price was negligible at both December 31, 2011 and September 30, 2012.

The put options settle monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August were lower than the strike price for the contracts and the Company received $834 in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the nine months ended September 30, 2012, was above the strike prices for the contracts and they consequently expired with no settlement payment due to the Company. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the nine months ended September 30, 2012.

During the third quarter of 2012, the Company purchased zinc put options, for the third quarter of 2013, with an $0.85 per pound strike price, which covered approximately 16.5 tons of zinc production, at a cost of $1,608. During October 2012, the Company purchased additional $0.85 per pound strike price zinc put options, for the third quarter of 2013, covering an additional 10.0 tons of zinc production at a cost of $942. The total zinc put options, for the third quarter of 2013, represent approximately 75% of the expected shipments for the period from July 2013 through September 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Gains (losses) included in net sales:
Options	$(8,603)	$39,020	$(27,379)	$23,256
Swaps	613	(1,008)	2,194	(46)

	$(7,990)	$38,012	(25,185)	$23,210
Gains (losses) included in cost of sales:
Swaps	—	799	—	727

Total losses resulting from hedging activities	$(7,990)	$38,811	$(25,185)	$23,937

The fair value of the swap contracts and put options as of September 30, 2012 and December 31, 2011 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	September 30, 2012	December 31, 2011

Options and swaps included in Prepaid expenses and other current assets	$5,553	$17,723

Options included in Deposits and other	$—	$13,703

Swaps included in Accrued expenses	$—	$970

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on September 30, 2012 and December 31, 2011, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses LME-registered contracts entered into with a London Clearing House member for a majority of their contracts and utilizes six different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

The information used to compute basic and diluted (loss) earnings per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Basic (loss) earnings per share:
Net (loss) income	$(9,129)	$23,054	$(19,270)	$34,158
Weighted average shares outstanding – basic	43,869	43,696	43,802	43,637
Basic (loss) earnings per share	$(0.21)	$0.53	$(0.44)	$0.78

Diluted (loss) earnings per share:
Net (loss) income	$(9,129)	$23,054	$(19,270)	$34,158
Weighted average shares outstanding – diluted	43,869	44,049	43,802	44,149
Diluted (loss) earnings per share	$(0.21)	$0.52	$(0.44)	$0.77

Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	43,869	43,696	43,802	43,637
Effect of dilutive securities:
Options	—	81	—	257
Restricted stock units	—	272	—	300

Weighted average shares outstanding – diluted	43,869	44,049	43,802	44,194

	Exercise	Three months ended September 30,		Nine months ended September 30,
	Price	2012	2011	2012	2011
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	655	658	655	658
Restricted Stock Units		994	—	1,025	—

Total		1,649	658	1,680	658

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three and nine months ended September 30, 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE S—SEGMENT INFORMATION

The following table presents information regarding the Company’s segment information:

For the three months ended September 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$86,061	$14,618	$(309)	$100,370
(Loss) income before income taxes	(15,011)	3,546	(2,512)	(13,977)

For the three months ended September 30, 2011	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$128,759	$17,328	$(247)	$145,840
Income (loss) before income taxes	32,675	6,591	(1,370)	37,896

For the nine months ended September 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$284,834	$45,303	(912)	$329,225
(Loss) income before income taxes	(38,911)	11,923	(3,388)	(30,376)

For the nine months ended September 30, 2011	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$302,699	$48,886	$(740)	$350,845
Income (loss) income before income taxes	38,360	17,416	(1,420)	54,356

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

	Pro forma Three months ended September 30, 2011	As reported Three months ended September 30, 2011

Net sales	$164,506	$145,840
Net income	23,811	$23,054

Basic earnings per share	$0.54	$0.53
Diluted earnings per share	$0.54	$0.52

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

	Pro forma Nine months ended September 30, 2011	As reported Nine months ended September 30, 2011

Net sales	$420,971	$350,845
Net income	36,779	34,158

Basic earnings per share	$0.84	$0.78
Diluted earnings per share	$0.83	$0.77

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

The costs and insurance recoveries are summarized in the table below.

Total insurance recovery at December 31, 2010	$(19,267)

Insurance recovery recognized during the three months ended March 31, 2011	(10,347)

Final insurance settlement	$(29,614)

Three months ended March 31, 2011

Insurance recovery recognized during the three months ended March 31, 2011	$(10,347)

Cost of clean-up and repairs included in cost of sales of zinc material and other goods	982

Income related to insurance recovery included in cost of sales (excluding depreciation and amortization)	(9,365)

Selling, general and administrative expenses	69

Income related to insurance recovery	$(9,296)

Costs included in finished goods inventories	$170

Costs capitalized	$282

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE V—FUNCTIONAL CURRENCY CHANGE

The Company purchased Zochem, located in Canada, on November 1, 2011. At the time of acquisition, Zochem’s functional currency was the Canadian Dollar.

Effective August 1, 2012, the Company changed its functional currency reporting basis for its Zochem facility from Canadian Dollar to U.S. Dollar. As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move some production to Zochem and effectively controls the entire sales function. In addition, Zochem sales are predominately in U.S. Dollars. The Company announced in July 2012 expansion plans for the Zochem facility in anticipation of Zochem producing a greater amount of the total zinc oxide production for the Company.

In addition, the systems integration allowed the Company to more effectively manage the operations of the Zochem facility. As a result of the functional currency change discussed above, our cumulative translation adjustment of $30 included in accumulated comprehensive income will be adjusted only in the event of a full or partial disposition of our investment in Zochem.

NOTE W—GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. Our non-guarantor subsidiaries accounted for 15.8% of our consolidated revenues and provided $1,229 of net income for the nine months ended September 30, 2012. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
ASSETS

Current assets
Cash and cash equivalents	$275,384	$6,712	$5,435	$—	$287,531
Accounts receivable, net of allowance	—	51,052	12,300	—	63,352
Inventories, net	—	52,621	5,900	—	58,521
Prepaid expenses and other current assets	38	18,038	184	5,468	23,728
Deferred income taxes	—	1,384	(82)	(1,302)	—

Total current assets	275,422	129,807	23,737	4,166	433,132
Property, plant and equipment, net	—	307,210	38,679	—	345,889
Other assets
Intangible assets	—	11,745	262	—	12,007
Deferred income taxes	—	1,855	—	—	1,855
Investment in and advances to subsidiaries	349,944	(128,663)	(5,180)	(216,101)	—
Deposits and other	23,915	673	314	(14,920)	9,982

Total other assets	373,859	(114,390)	(4,604)	(231,021)	23,844

Total assets	$649,281	$322,627	$57,812	$(226,855)	$802,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	—	51,482	7,039	—	58,521
Accrued expenses	4,402	19,102	1,500	5,547	30,551
Deferred income taxes	—	2,745	(41)	(1,302)	1,402

Total current liabilities	4,402	73,329	8,498	4,245	90,474
Long-term debt, less current maturities	253,604	—	14,940	(14,685)	253,859
Other long-term liabilities	—	16,955	781	—	17,736
Deferred income taxes	—	44,965	66	—	45,031
Commitments and contingencies
Stockholders’ equity
Common stock	439	—	—	—	439
Preferred stock	—	—	—	—	—
Additional paid-in capital	235,110	41,653	_	(41,653)	235,110
Retained earnings	155,726	141,546	33,439	(174,762)	155,949
Accumulated other comprehensive (loss) income	—	—	88	—	88

Total stockholders’ equity before noncontrolling interest	391,275	183,199	33,527	(216,415)	391,586
Noncontrolling interest	—	4,179	—	—	4,179

Total stockholders’ equity	391,275	187,378	33,527	(216,415)	395,765

Total liabilities and stockholders’ equity	$649,281	$322,627	$57,812	$(226,855)	$802,865

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
ASSETS

Current assets
Cash and cash equivalents	$166,423	$16,526	$5,551	$—	$188,500
Accounts receivable, net of allowance	—	52,012	9,075	(148)	60,939
Inventories, net	—	47,236	6,194	—	53,430
Prepaid expenses and other current assets	21	38,770	27	(8,506)	30,312
Deferred income taxes	—	991	37	(1,028)	—

Total current assets	166,444	155,535	20,884	(9,682)	333,181
Property, plant and equipment, net	—	221,716	38,336	—	260,052
Other assets
Intangible assets	—	12,294	313	—	12,607
Restricted cash	—	2,500	—	—	2,500
Deferred income taxes	—	1,855	—	—	1,855
Investment in and advances to subsidiaries	305,328	(68,229)	(5,180)	(231,919)	—
Deposits and other	17,353	14,373	4,773	(15,202)	21,297

Total other assets	322,681	(37,207)	(94)	(247,121)	38,259
Total assets	$489,125	$340,044	$59,126	$(256,803)	$631,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	97	33,906	5,156	(148)	39,011
Accrued expenses	1,541	37,521	1,854	(9,392)	31,524
Deferred income taxes	—	1,753	—	(37)	1,716

Total current liabilities	1,638	73,180	7,010	(9,577)	72,251
Long-term debt, less current maturities	79,408	—	15,184	(14,929)	79,663
Other long-term liabilities	—	16,623	4,805	—	21,428
Deferred income taxes	—	45,834	65	—	45,899
Commitments and contingencies
Stockholders’ equity
Common stock	436	—	—	—	436
Preferred stock	—	—	—	—	—
Additional paid-in capital	232,562	27,184	14,469	(41,653)	232,562
Retained earnings	175,081	172,931	17,851	(190,644)	175,219
Accumulated other comprehensive (loss) income	—	—	(258)	—	(258)

Total stockholders’ equity before noncontrolling interest	408,079	200,115	32,062	(232,297)	407,959
Noncontrolling interest	—	4,292	—	—	4,292

Total stockholders’ equity	408,079	204,407	32,062	(232,297)	412,251
Total liabilities and stockholders’ equity	$489,125	$340,044	$59,126	$(256,803)	$631,492

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the three months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$60,143	$15,150	$(65)	$75,228
Net sales of nickel-based material and other services	—	14,618	—	—	14,618
EAF dust service fees	—	10,768	—	(244)	10,524

Net sales	—	85,529	15,150	(309)	100,370
Cost of sales of zinc material and other goods	—	69,950	13,226	(65)	83,111
Cost of sales of nickel-based material and other services	—	9,564	—	(244)	9,320
Cost of EAF dust services	—	8,074	—	—	8,074

Cost of sales (excluding depreciation and amortization)	—	87,588	13,226	(309)	100,505
Depreciation and amortization	—	5,557	468	—	6,025
Selling, general and administrative expenses	268	4,279	571	—	5,118

Total costs and expenses	268	97,424	14,265	(309)	111,648

(Loss) income from operations	(268)	(11,895)	885	—	(11,278)
Equity in income of subsidiaries, net of taxes	(6,596)	—	—	6,596	—
Other income (expense)
Interest expense	(3,044)	91	(264)	238	(2,979)
Interest and other income	779	(505)	223	(217)	280

Total other income (expense)	(2,265)	(414)	(41)	21	(2,699)

(Loss) income before income taxes	(9,129)	(12,309)	844	6,617	(13,977)
Income tax provision (benefit)	—	(5,165)	317	—	(4,848)

NET (LOSS) INCOME	$(9,129)	$(7,144)	$527	$6,617	$(9,129)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the three months ended September 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$119,649	$—	$—	$119,649
Net sales of nickel-based material and other services	—	17,328	—	—	17,328
EAF dust service fees	—	8,863	—	—	8,863

Net sales	—	145,840	—	—	145,840
Cost of sales of zinc material and other goods	—	80,623	—	—	80,623
Cost of sales of nickel-based material and other services	—	9,503	—	—	9,503
Cost of EAF dust services	—	5,958	—	—	5,958

Cost of sales (excluding depreciation and amortization)	—	96,084	—	—	96,084
Depreciation and amortization	—	4,933	356	—	5,289
Selling, general and administrative expenses	463	5,265	6	—	5,734

Total costs and expenses	463	106,282	362	—	107,107

(Loss) income from operations	(463)	39,558	(362)	—	38,733
Equity in income of subsidiaries, net of taxes	24,444	—	—	(24,444)	—
Other income (expense)
Interest expense	(1,278)	(447)	(264)	238	(1,751)
Interest and other income	351	508	272	(217)	914

Total other income (expense)	(927)	61	8	21	(837)

Income (loss) before income taxes	23,054	39,619	(354)	(24,423)	37,896
Income tax provision	—	14,842	—	—	14,842

NET INCOME (LOSS)	$23,054	$24,777	$(354)	$(24,423)	$23,054

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the nine months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$199,848	$52,070	$(809)	$251,109
Net sales of nickel-based material and other services	—	45,303	—	—	45,303
EAF dust service fees	—	33,659	—	(846)	32,813

Net sales	—	278,810	52,070	(1,655)	329,225
Cost of sales of zinc material and other goods	—	222,085	46,854	(809)	268,130
Cost of sales of nickel-based material and other services	—	28,845	—	(846)	27,999
Cost of EAF dust services	—	24,937	—	—	24,937

Cost of sales (excluding depreciation and amortization)	—	275,867	46,854	(1,655)	321,066
Depreciation and amortization	—	16,723	1,434	—	18,157
Selling, general and administrative expenses	984	13,763	1,646	—	16,393

Total costs and expenses	984	306,353	49,934	(1,655)	355,616

(Loss) income from operations	(984)	(27,543)	2,136	—	(26,391)
Equity in income of subsidiaries, net of taxes	(15,818)	—	—	15,818	—
Other income (expense)
Interest expense	(3,431)	(1,626)	(794)	715	(5,136)
Interest and other income	963	131	708	(651)	1,151

Total other income (expense)	(2,468)	(1,495)	(86)	64	(3,985)

Income (loss) before income taxes	(19,270)	(29,038)	2,050	15,882	(30,376)
Income tax (benefit) provision	—	(11,927)	821	—	(11,106)

NET INCOME (LOSS)	$(19,270)	$(17,111)	$1,229	$15,882	$(19,270)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the nine months ended September 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$274,598	$—	$—	$274,598
Net sales of nickel-based material and other services	—	48,886	—	—	48,886
EAF dust service fees	—	27,361	—	—	27,361

Net sales	—	350,845	—	—	350,845
Cost of sales of zinc material and other goods	—	229,009	—	—	229,009
Cost of sales of nickel-based material and other services	—	27,012	—	—	27,012
Cost of EAF dust services	—	18,210	—	—	18,210
Insurance claim income	—	(10,347)	—	—	(10,347)

Cost of sales (excluding depreciation and amortization)	—	263,884	—	—	263,884
Depreciation and amortization	—	14,836	1,054	—	15,890
Selling, general and administrative expenses	1,123	14,654	18	—	15,795

Total costs and expenses	1,123	293,374	1,072	—	295,569

(Loss) income from operations	(1,123)	57,471	(1,072)	—	55,276
Equity in income of subsidiaries, net of taxes	35,641	—	—	(35,641)	—
Other income (expense)
Interest expense	(1,278)	(997)	(794)	715	(2,354)
Interest and other income	918	346	821	(651)	1,434

Total other income (expense)	(360)	(651)	27	64	(920)

(Loss) income before income taxes	34,158	56,820	(1,045)	(35,577)	54,356
Income tax provision	—	20,198	—	—	20,198

NET (LOSS) INCOME	$34,158	$36,622	$(1,045)	$(35,577)	$34,158

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(9,129)	$(7,144)	$527	$6,617	$(9,129)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	376	—	376
Net pension liability adjustment	—	—	16	—	16

Comprehensive (loss) income	$(9,129)	$(7,144)	$919	$6,617	$(8,737)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the three months ended September 30, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated

Net (loss) income	$23,054	$24,777	$(354)	$(24,423)	$23,054
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—

Comprehensive (loss) income	$23,054	$24,777	$(354)	$(24,423)	$23,054

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$(19,270)	$(17,111)	$1,229	$15,882	$(19,270)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	302	—	302
Net pension liability adjustment	—	—	44	—	44

Comprehensive (loss) income	$(19,270)	$(17,111)	$1,575	$15,882	$(18,924)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income

For the nine months ended September 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated

Net (loss) income	$34,158	$36,622	$(1,045)	$(35,577)	$34,158
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—

Comprehensive (loss) income	$34,158	$36,622	$(1,045)	$(35,577)	$34,158

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(19,270)	$(17,111)	$1,229	$15,882	$(19,270)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	16,723	1,434	—	18,157
Deferred income tax benefit	—	(1,260)	79	—	(1,181)
Accretion on ESOI liabilities	—	658	—	—	658
Losses on derivative financial instruments	—	26,753	(241)	—	26,512
Non-cash compensation expense	273	1,835	—	—	2,108
Amortization of deferred finance costs	599	65	64	(64)	664
Losses on write down of assets	—	9,339	—	—	9,339
Accretion on debt	2,367	—	—	—	2,367
Lower of cost or market adjustment to inventories	—	1,421	—	—	1,421
Capitalization of interest	(5,757)	—	—	—	(5,757)
Equity in (income) loss of subsidiaries	15,818	—	—	(15,818)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	1,235	(3,226)	(274)	(2,265)
(Increase) in inventories	—	(6,806)	650	—	(6,156)
Decrease in prepaid expenses and other current assets	(17)	(6,629)	(59)	—	(6,705)
(Increase) in other assets	217	8	—	(243)	(18)
Increase (decrease) increase in accounts payable	(97)	17,576	1,883	—	19,362
(Decrease) in accrued expenses	2,861	(3,227)	(450)	243	(573)
(Decrease) in other non-current liabilities	—	(776)	59	274	(443)

Net cash provided by operating activities	(3,006)	39,804	1,422	—	38,220
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(105,249)	(1,726)	—	(106,975)
Investment in and advance (to) from subsidiaries	(53,201)	53,201	—	—	—
Decrease in restricted cash	—	2,500	—	—	2,500

Net cash used in investing activities.	(53,201)	(49,548)	(1,726)	—	(104,475)
Cash Flows from Financing Activities:
Distributions to noncontrolling interests	—	—	(113)	—	(113)
Debt issuance costs	(7,377)	(70)	—	—	(7,447)
Proceeds from exercise of options	138	—	—	—	138
Proceeds from the issuance of debt	171,829	—	—	—	171,829
Tax effect of share based compensation award exercise and vesting	578	—	—	—	578

Net cash (used in) provided by financing activities	165,168	(70)	(113)	—	164,985

Foreign currency impact on cash balance	—	—	301	—	301

Net (decrease) increase in cash and cash equivalents	108,961	(9,814)	(116)	—	99,031
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500

Cash and cash equivalents at end of period	$275,384	$6,712	$5,435	$—	$287,531

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$34,158	$36,622	$(1,045)	(35,577)	$34,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	—	14,836	1,054	—	15,890
Deferred income tax benefit	—	(516)	—	—	(516)
Accretion on ESOI liabilities	—	663	—	—	663
Losses on derivative financial instruments	—	(23,217)	—	—	(23,217)
Non-cash compensation expense	340	1,940	—	—	2,280
Amortization of deferred finance costs	77	—	64	(64)	77
Accretion on Convertible Notes	516	—	—	—	516
Lower of cost or market adjustment to inventories	—	786	—	—	786
Equity in (income) loss of subsidiaries	(35,641)	—	—	35,641	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(3,669)	274	(274)	(3,669)
(Increase) in inventories	—	(1,251)	—	—	(1,251)
Decrease in prepaid expenses and other current assets	(10)	5,424	—	—	5,414
(Increase) in other assets	217	36	—	(217)	36
Increase (decrease) increase in accounts payable	244	3,335	—	—	3,579
(Decrease) in accrued expenses	686	9,257	(243)	217	9,917
(Decrease) in other non-current liabilities	—	(613)	—	274	(339)

Net cash provided by operating activities	587	43,633	104	—	44,324
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(25,877)	—	—	(25,877)
Investment in and advance (to) from subsidiaries	1,468	(454)	(1,014)	—	—
Decrease in restricted cash	—	22,876	1,023	—	23,899

Net cash provided by (used in) investing activities.	1,468	(3,455)	9	—	(1,978)
Cash Flows from Financing Activities:
Distributions to noncontrolling interests	—	—	(113)	—	(113)
Debt issuance costs	(2,721)	(392)	—	—	(3,113)
Proceeds from exercise of options	2,360	—	—	—	2,360
Proceeds from the issuance of debt	100,000	—	—	—	100,000
Tax effect of share based compensation award exercise and vesting	(139)	—	—	—	(139)
Equity issuance costs related to issuance of Convertible Notes	(760)	—	—	—	(760)

Net cash provided by (used in) financing activities	98,740	(392)			98,235

Net (decrease) increase in cash and cash equivalents	100,795	39,786	—	—	140,581
Cash and cash equivalents at beginning of period	90,597	18,960	—	—	109,557

Cash and cash equivalents at end of period	$191,392	$58,746	—	—	$250,138

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE X—SUBSEQUENT EVENTS

On October 28, 2012, the Company’s INMETCO facility, which was in the process of its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, experienced an unrelated fire in the material preparation and blending section of the plant and incurred damage to that portion of the building. The planned maintenance outage, which was expected to be completed by November 14, 2012, may be extended a few days as a result of delays caused by the fire. The damages from the fire are expected to exceed the Company’s insurance deductible of $500,000. The full repair cost will not be known until the Company can complete demolition and assessment of the damages.

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

Strategic Investments and Acquisitions

During the fourth quarter of 2011, we began construction on a new zinc facility located in Rutherford County, North Carolina, which we anticipate will be capable of production in excess of 150,000 tons of zinc metal per year, including Special High Grade (“SHG”) zinc, Continuous Galvanizing Grade zinc as well as PW zinc and will also enable us to potentially recover other marketable metals from EAF dust. The new facility will significantly reduce our manufacturing conversion costs due to the lower energy usage, higher labor productivity and lower maintenance needs associated with the new technology to be employed at the facility. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert Waelz oxide and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers operated by steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the process will allow us to recover value from new metals such as silver and lead as well as the copper contained in EAF dust. We have incurred approximately $137 million of these expenditures as of September 30, 2012. We had originally estimated total capital expenditures for the construction of the new zinc facility to be approximately $375 million, however, as we have advanced the detailed engineering on this project, we have decided to expand the scope of the project to provide for lower long-term operating costs by upgrading the materials of construction, enhancing the recovery of by-products such as lead and silver and upgrading effluent and storm water management. The net effect of these changes and our being able to quantify more precisely certain other projected costs is an increase in the total capital investment of approximately $40 million or about 10% of the total project cost. In addition to the approximately $20 million under the Credit Agreement we recently secured, we also have $ 44.2 million of availability under our Credit Facility and have plans to increase the availability under the Credit Facility by an additional $30 million during the fourth quarter of 2012.

To fund the initial stages of construction, we issued $100.0 million in principal amount of Convertible Notes on July 27, 2011 in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into our $60.0 million Revolving Credit Agreement (as amended “the ABL Facility” to support our liquidity needs during construction and to allow for the availability of previously restricted cash. We were able to release $18.7 million of restricted cash which was replaced with $17.8 million in letters of credit under the Revolving Credit Agreement. On July 26, 2012, we issued $175.0 million of Senior Secured Notes on July 26, 2012, in a private placement. We received proceeds of $171.8 million and recognized approximately $7.4 million in issuance costs in connection with the offering. In addition, on August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to Euros 14.6 million (approximately $20.3 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and for payment of approximately $1.0 million for the insurance premium on this loan. We intend to use the net proceeds of approximately $164.5 million from the Senior Secured Notes offering, $44.2 million of availability under the Revolving Credit Agreement, $20.3 million of availability under the Credit Agreement, together with cash on hand, to complete the construction of the new zinc facility and for general corporate purposes, including working capital needs, investment in other business initiatives, other capital expenditures and acquisitions. In addition, we are in the process of adding two additional credit facilities which would provide additional availability of $30.0 million.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. We recently announced that we have decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the idling of the zinc oxide refinery at the Monaca, Pennsylvania location. The expansion project, which will increase the total zinc oxide production capacity at Zochem to 72,000 tons per year, should be completed by mid-2013 prior to the closure of the Monaca smelter.

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

Economic Conditions and Outlook

EAF dust receipt levels for the first three quarters of 2012 were significantly higher than during the same periods in 2011 due primarily to entering into additional contracts. A downward trend, however, in US raw steel output during the third quarter of 2012 reduced third quarter EAF dust receipt levels below the first two quarters of 2012, although they still remained higher than the 2011 quarterly receipts levels. We operated all nine of our Waelz kilns through the first nine months of 2012 but have idled one of these kilns early in the fourth quarter as a result of the decrease in steel production. Oxide shipments have been steady at both oxide production facilities, reflecting some increase in market share and some strengthening of underlying market demand. Third quarter 2012 oxide shipments at the Monaca, Pennsylvania facility, although higher than third quarter 2011 shipments, decreased from the first two quarters of 2012 shipments. Demand for zinc metal for the first two quarters of 2012 outpaced 2011 quarterly shipments, however, third quarter 2012 zinc metal shipments decreased from the previous quarters. We anticipate demand for our zinc products to remain steady for the remainder of 2012 and plan to continue to operate our full complement of zinc smelting furnaces. LME zinc and nickel prices, although significantly lower than the first nine months of 2011, have remained relatively stable since the end of 2011.

Our zinc smelting facility and our recycling plants operated at close to full capacity during the first nine months of 2012.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first nine months of 2012, comprised approximately 79% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline, that continued through the end of 2011 and then stabilized during the nine months ended September 30, 2012.

Average monthly, daily and yearly LME zinc prices for the years 2004 through 2011 and the nine months ended September 30, 2012 were as follows:

LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	2011	Nine months ended September 30, 2012
Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82
Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88

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

The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at September 30, 2012. The value of the zinc call options with a $1.81 per pound strike price was negligible at both December 31, 2011 and September 30, 2012.

The put options settle monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and we received $0.8 million in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the nine months ended September 30, 2012, was above the strike prices for the contracts and they consequently expired with no settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the nine months ended September 30, 2012.

During the third quarter of 2012, we purchased zinc put options, for the third quarter of 2013, with an $0.85 per pound strike price, which covered approximately 16,500 tons of zinc production, at a cost of $1.6 million. We purchased additional $0.85 per pound strike price zinc put options, for the third quarter of 2013, at a cost of $0.9 million during October 2012 covering an additional 10,000 tons of zinc production. The total zinc put options, for the third quarter of 2013, represent approximately 75% of the expected shipments for the period from July 2013 through September 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.

For 2010, LME average nickel prices ranged from $8.36 per pound to $11.81 per pound and averaged $9.89 per pound. For 2011, LME average nickel pries ranged from $7.68 per pound to $13.17 per pound and averaged $10.36 per pound. For the nine months ended September 30, 2011, LME nickel prices ranged from $8.13 per pound to $13.17 per pound and averaged $11.04 per pound. For the nine months ended September 30, 2012, LME average nickel prices ranged from $6.89 per pound to $9.90 per pound and averaged $8.04 per pound.

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products and services, as well as from the collection and recycling of EAF dust. Demand for our products increased from the fourth quarter of 2011 as our smelting facility and recycling plants operated at near- capacity during the nine months ended September 30, 2012, reflecting some increase in market share and some strengthening of underlying market demand. Our zinc equivalent of production of zinc products for the first nine months of 2012, which included Zochem, increased to an annual rate of 173,000 tons from 140,000 tons for 2011.

Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. In addition, EAF dust receipts increased due in part to additional contracts we entered into during the latter part of 2011 that took effect during the first quarter of 2012. During the third quarter of 2012, weekly steel industry capacity began to decline and thus reduced the amount of EAF dust generated and demand for our EAF dust recycling services. Third quarter receipts, although higher than 2011 quarterly receipts, were lower than the first and second 2012 quarterly receipts.

The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Nine Months Ended September 30,		Year Ended December 31,		Nine Months Ended September 30,		Year Ended December 31,
	2012	2011	2011	2010	2012	2011	2011	2010
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	143	110	152	137	$1,875	$2,105	$2,024	$1,976
EAF Dust	476	401	528	532	$69	$68	$69	$74
Nickel-based products	22	21	28	27	$1,737	$1,945	$1,930	$1,768

(1)	Includes Zochem since November 1, 2011

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first nine months of 2012, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 14% of our production costs compared to 19% for the first nine months of 2011. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. The decrease in the percentage of purchased feedstock related costs at our Monaca facility reflects our efforts to increase the use of EAF dust-based feedstock at that site. Purchased feedstock costs at our Zochem facility, which comprised approximately 88% of production costs, consisted entirely of SHG zinc metal purchased primarily from one supplier. The price of these metal blocks is based on the LME zinc price.

The remaining 86% of our production costs at our Monaca, Pennsylvania facility and 12% of our production costs at our Zochem facility during the first nine months of 2012 were conversion-related. A portion of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes a portion of our conversion cost per ton changes inversely. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. The Company recorded an LCM adjustment of $1.2 million during the second quarter of 2012 and an additional LCM adjustment of $0.2 million in the third quarter of 2012. An LCM adjustment of $0.8 million was recorded during the third quarter of September 30, 2011. Total LCM adjustments were $1.4 million for the nine months ended September 30, 2012 and $0.8 million for the twelve months ended December 31, 2011. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of our purchased feedstock generally flows through costs of sales during the same month it is purchased.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2011 included in our Annual Report on Form 10-K which was filed with the SEC on March 9, 2012, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2012 and for the three and nine months ended September 30, 2012 and 2011. Certain of these accounting policies are described below.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials and supplies and spare parts, are valued at the lower of cost or market using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

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

•	Our Convertible Notes, issued on July 27, 2011, were initially valued at fair value and are currently carried at amortized cost. (Note I—Long-Term Debt in our Consolidated Financial Statements)

•	Our Senior Secured Notes, issued on July 26, 2012, were initially valued at fair value and are currently carried at amortized cost (Note I—Long-Term Debt in our Consolidated Financial Statements)

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

We are exposed to credit loss in cases where counterparties with which we have entered into derivative transactions are unable to pay us when they owe us funds as a result of agreements with them. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of the contracts. In addition, we minimize credit loss by utilizing several different brokers for our derivative contracts. At September 30, 2012, we were utilizing six brokers for our hedging program.

Impairment

We review the carrying value of our long-lived assets for impairment whenever events or circumstances indicate that the carrying amounts may not be recoverable. During the fourth quarter of 2011, we recorded an impairment charge of $9.8 million related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets as a result of the expected future start-up of the new zinc facility in North Carolina. We plan to close the smelting operation when the new zinc facility is commissioned, currently expected to be in late 2013 but had not made any final decisions regarding other operations at the site. On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP to purchase our Monaca, Pennsylvania site. The option, if exercised, would require us to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, we recorded an additional impairment charge of $3.3 million in the first quarter of 2012. During the third quarter of 2012, we announced the potential closure of the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, we recorded an additional impairment charge of $6.1 million during the third quarter of 2012. We will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $37 million at September 30, 2012.

We have no goodwill.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	100.0	65.9	97.5	75.2
Depreciation and amortization	6.1	3.6	5.5	4.5
Selling, general and administrative expenses	5.1	3.9	5.0	4.5

(Loss) income from operations	(11.2)	26.6	(8.0)	15.8
Interest expense	3.0	1.2	1.6	0.7
Interest and other income	0.3	0.6	0.3	0.4

(Loss) income before income taxes	(13.9)	26.0	(9.3)	15.5
Income tax provision (benefit)	(4.8)	10.2	(3.4)	5.8

Net (loss) income	(9.1)%	15.8%	(5.9)%	9.7%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2011	2012	2013	Swaps	Total
Fair value December 31, 2010	$579	$—	$—	$405	$984
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(225)	(225)
(Loss) on settlements of closed positions	(1)	—	—	(109)	(110)
Mark to market adjustments on open positions	(427)	—	—	(34)	(461)

Fair value March 31, 2011	151	—	—	37	188
Purchases	—	*	*	—	—
Settlements of closed positions	—	—	—	(135)	(135)
Gain on settlements of closed positions	—	—	—	69	69
Mark to market adjustments on open positions	(117)	(10,288)	(4,931)	963	(14,373)

Fair value June 30, 2011	34	(10,288)	(4,931)	934	(14,251)
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(360)	(360)
(Loss) on settlements of closed positions	—	—	—	(196)	(196)
Mark to market adjustments on open positions	38	25,834	13,148	(12)	39,008

Fair value September 30, 2011	72	15,546	8,217	366	24,201
Purchases	—	7,835	7,908	32	15,775
Settlements of closed positions	—	—	—	(69)	(69)
(Loss) on settlements of closed positions	(72)	(3,404)	(2,281)	(270)	(6,027)
Mark to market adjustments on open positions	—	(2,254)	(141)	(1,029)	(3,424)

Fair value December 31, 2011	—	17,723	13,703	(970)	30,456
Purchases	—	—	—	—	—
Settlements of closed positions	—	—	—	(260)	(260)
(Loss) gain on settlements of closed positions	—	(2,620)	—	547	(2,073)
Mark to market adjustments on open positions	—	(9,160)	(5,306)	1,640	(12,826)

Fair value March 31, 2012	—	5,943	8,397	957	15,297
Purchases	—	—	—	—	—
Settlements of closed positions	—	(154)	—	(88)	(242)
(Loss) on settlements of closed positions	—	(589)	—	(166)	(755)
Mark to market adjustments on open positions	—	(807)	(293)	(441)	(1,541)

Fair value June 30, 2012	$—	$4,393	$8,104	$262	$12,759
Purchases	—	—	1,608	—	1,608
Settlements of closed positions	—	(680)	—	(144)	(824)
(Loss) on settlements of closed positions	—	(784)	—	(10)	(794)
Mark to market adjustments on open positions	—	(2,622)	(5,198)	624	(7,196)

Fair value September 30, 2012	$—	$307	$4,514	$732	$5,553

*	Put and call options were purchased and call options were sold having a net zero cash outlay.

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the quarter and year to date are listed in the table below:

	2010	2011				2012
Average LME zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30
Quarter	$1.05	$1.09	$1.02	$1.01	$0.86	$0.92	$0.87	$0.86
Year-to-date	$0.98	$1.09	$1.05	$1.04	$0.99	$0.92	$0.90	$0.88

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Consolidated net sales. Consolidated net sales decreased $45.5 million, or 31.2%, to $100.4 million for the three months ended September 30, 2012 compared to $145.8 million for the three months ended September 30, 2011. Net sales for the three months ended September 30, 2012 were reduced $8.8 million from non-cash losses related to hedging activities. Net sales for the three months ended September 30, 2011 were increased $37.7 from non-cash gains related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales increased $1.0 million, or 0.9%, to $109.2 million for the three months ended September 30, 2012 from $108.2 million for the three months ended September 30, 2011. The increase includes a $2.2 million increase in net sales for zinc products and services (“Zinc”) and $1.2 million decrease in nickel products and services (“Nickel”). Zinc net sales for 2012 include the net sales of Zochem, which was acquired on November 1, 2011.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $4.4 million, or 4.6%, to $100.5 million for the three months ended September 30, 2012 compared to $96.1 million for the three months ended September 30, 2011. Zinc cost of sales for the three months ended September 30, 2012 includes an impairment charge of $6.1 million and $13.2 million of cost of sales related to the Zochem operations which was acquired on November 1, 2011. Excluding the impairment charge and Zochem related cost of sales, cost of sales decreased $14.9 million for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The decrease includes a $14.7 million decrease in Zinc cost of sales and a $0.2 million decrease in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $0.7 million, or 13.9%, to $6.0 million for the three months ended September 30, 2012 compared to $5.3 million for the three months ended September 30, 2011. The increase reflects excess depreciation expense of $0.2 million related to the eventual closing of the Monaca, Pennsylvania smelter and depreciation on property, plant and equipment additions since September 30, 2011.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses decreased $0.6 million, or 10.7%, to $5.1 million for the three months ended September 30, 2012 compared to $5.7 million for the three months ended September 30, 2011. The decrease was primarily due to an overall decrease in legal and professional services.

Consolidated other income (expense). Consolidated other income (expense) increased $1.9 million on a net basis, to $2.7 million expense for the three months ended September 30, 2012. The increase in other expense was primarily due to an increase in interest expense of $1.2 million, net of capitalized interest of $3.0 million, related to construction of the new zinc facility. The increase in interest expense relates to interest associated with the Senior Secured Notes issued on July 26, 2012 and an entire quarter of interest expense associated with the Convertible Notes issued on July 27, 2011.

Consolidated income tax (benefit) provision. Our consolidated income tax benefit was $(4.8) million for the three months ended September 30, 2012 compared to income tax expense of $14.8 million for the three months ended September 30, 2011. Our effective tax rates were 34.7% for the three months ended September 30, 2012 and 39.2% for the three months ended September 30, 2011. The decrease in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2012 and the related impact of permanent differences.

Consolidated net (loss) income. Net loss for the three months ended September 30, 2012 was $(9.1) million compared to net income of $23.1 million for the three months ended September 30, 2011. For the reasons stated above, our consolidated net income was $0.6 million for the three months ended September 30, 2012, excluding an $5.8 million net charge relating to unrealized losses of our hedging activities and an impairment charge of $4.0 million. Our consolidated net loss for the three months ended September 30, 2011 was $(0.3) million, excluding $23.4 million in net income relating to unrealized gains of our hedging activities.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales decreased $42.7 million, or 33.3%, to $85.8 million for the three months ended September 30, 2012 compared to $128.5 million for the three months ended September 30, 2011. Net sales during the three months ended September 30, 2012 were decreased by non-cash adjustments of $8.6 million relating to our hedging activities. The three months ended September 30, 2011 was increased by non-cash adjustments of $36.4 million, relating to our hedging activities. Excluding the net adjustments relating to hedging, net sales increased $2.2 million. The increase was a result of a $18.1 million increase in sales volume primarily reflecting increased shipments of zinc oxide which included Zochem shipments, offset by a $9.7 million decrease in price realization due to a 15.2% decrease in the average LME zinc price for the third quarter of 2012 compared to the third quarter of 2011 and a decrease of $6.2 million in our co-product and miscellaneous sales. Miscellaneous sales during the three months ended September 30, 2011 included $4.2 million related to the resale of excess coal arising from the idling of our power plant in September 2011.

Zinc product shipments were 44,287 tons for the three months ended September 30, 2012, or 39,655 tons on a zinc contained basis, compared to 35,651 tons, or 32,771 tons on a zinc contained basis, for the three months ended September 30, 2011. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.02 per pound for the three months ended September 30, 2012 compared to $1.12 per pound for the three months ended September 30, 2011. The decrease reflects a 15.2% decrease in the average LME zinc price for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales of zinc metal decreased $5.6 million, or 12.8%, to $38.3 million for the three months ended September 30, 2012 compared to $43.9 million for the three months ended September 30, 2011. The decrease was primarily due to a $5.3 million decrease in price realization and a $0.3 million decrease in sales volume. The decrease in price realization was due to a significantly lower average LME zinc price for the three months ended September 30, 2012 versus the three months ended September 30, 2011. The decrease in price realization was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales of zinc oxide increased $13.1 million, or 45.8%, to $41.8 million for the three months ended September 30, 2012, compared to $28.6 million for the three months ended September 30, 2011. The increase was primarily due to a $17.4 million increase in sales volume reflecting the inclusion of Zochem shipments and an increase of 4.4% in tons shipped from the Monaca facility. A $4.3 million decrease in price realization for the three months ended September 30, 2012 compared to September 30, 2011 reflects the 15.2% decrease in the average LME zinc prices. The decrease in price realization was partially offset by an increase in the oxide premium to the average LME zinc price for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Net sales of zinc and copper-based powders decreased $0.8 million, or 21.0%, to $3.1 million for the three months ended September 30, 2012 compared to $3.9 million for the three months ended September 30, 2011. The decrease was attributable to both shipment volume and price, most notably in our copper-based powders.

Revenues from EAF dust recycling increased $1.7 million, or 18.7%, to $10.5 million for the three months ended September 30, 2012 from $8.9 million for the three months ended September 30, 2011. The increase is due to additional contracts that went into effect in 2012. EAF dust receipts for the three months ended September 30, 2012 were 151,782 tons compared to 131,980 tons for the three months ended September 30, 2011. According to data from the American Iron and Steel Institute, average reported steel production remained relatively the same for the three months ended September 30, 2012 as compared to the three months ended December 31, 2011.

Cost of sales (excluding depreciation and amortization). After excluding Zochem related costs of sales of $13.2 million and impairment charges of $6.1 million related to the Monaca, Pennsylvania facility, cost of sales decreased $14.7 million to $71.9 million for the three months ended September 30, 2012, compared to $86.6 million for the three months ended September 30, 2011. For the three months ended September 30, 2012 and 2011, cost of sales was 90.8% and 94.0%, respectively, of net sales, after excluding from net sales the unfavorable non-cash adjustments relating to hedging of $8.6 million and Zochem net sales for the three months ended September 30, 2012 and the favorable non-cash adjustments related to hedging of $36.4 million for the three months ended September 30, 2011.

After excluding Zochem related cost of sales of $13.2 million and the impairment charge of $6.1 million related to the Monaca, Pennsylvania facility, the cost of zinc material and other products sold decreased $16.8 million, or 20.7%, to $63.8 million for the three months ended September 30, 2012 compared to $80.6 million for the three months ended September 30, 2011. The decrease was a result of a $10.4 million decrease in the cost of products shipped due to a lower cost per ton, a $1.8 million decrease in recycling and other costs, offset by a $0.5 million increase in shipment volume. Cost of sales for the three months ended September 30, 2011 includes $5.1 million related to the resale of excess coal due to the idling of the power plant in September 2011. The cost of zinc material includes LCM inventory adjustments of $0.2 million and $0.8 million for the three months ended September 30, 2012 and 2011, respectively, due to the decline of the LME zinc price. We realized a lower cost per ton for products shipped by increasing the proportion of feed to our smelter recovered from EAF dust from 73% in the prior year’s third quarter to 86% this quarter. Conversion costs at the Monaca, Pennsylvania facility reflect a 6.6% increase in production levels. As a result of this increase in production, conversion costs increased $1.8 million. Coke costs increased $1.5 million; however this increase was partially offset by a decrease of $1.3 million in electricity costs related to the power purchase agreement which we entered into in September 2011. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the three months ended September 30, 2012 remained decreased 5.9% compared to the three months ended September 30, 2011. Purchased feedstock costs as a percentage of its total production costs, at the Monaca facility, decreased to 8% for the three months ended September 30, 2012 from 20% for the three months ended September 30, 2011 and the number of tons of purchased feed consumed decreased 21.3%. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller affect on our cost of sales than on its net sales, at the Monaca, Pennsylvania facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 89% of its production costs, consisted entirely of SHG zinc metal purchased primarily from one supplier. The price of these metal blocks was based on the LME zinc price.

The cost of EAF dust services increased $2.1 million, or 35.5%, to $8.1 million for the three months ended September 30, 2012 from $6.0 million for the three months ended September 30, 2011. The increased cost reflects both an increase in volume and transportation costs. EAF dust receipts tons increased 15.0% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(15.0) million for the three months ended September 30, 2012, and includes $8.6 million in unrealized net losses from our hedging activities and $6.1 million in impairment charge related to the Monaca. Pennsylvania facility. Excluding the unrealized net losses related to hedging and the impairment charge, our loss before income taxes was $(0.3) million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $2.7 million, or 15.6%, to $14.6 million for the three months ended September 30, 2012 compared to $17.3 million for the three months ended September 30, 2011. Net sales for the three months ended September 30, 2012 decreased by $0.2 million due to unfavorable non-cash adjustments related to our hedging activities while net sales for the three months ended September 30, 2011 were increased by favorable non-cash adjustments related to our hedging activities of $1.3 million. Excluding the non-cash adjustments related to hedging for the three months ended September 30, 2012 and 2011, net sales decreased $1.2 million. The decrease was mainly the result of a $3.4 million decrease from lower price realization offset somewhat by a $2.2 million increase from higher shipment volume. A 26.0% lower average LME nickel price for the third quarter of 2012 compared with the third quarter of 2011 was the primary reason for the lower price realization.

Cost of sales (excluding depreciation and amortization). Cost of sales decreased $0.2 million, or 1.9%, to $9.3 million for the three months ended September 30, 2012 compared to $9.5 million for the three months ended September 30, 2011. A decrease of $1.3 million related to the cost of product shipped more than offset the increase of $1.1 million due to higher shipment volume. The decrease in the cost of product shipped was primarily due to lower raw material costs resulting from lower average LME nickel prices for the third quarter of 2012 compared with the third quarter of 2011.

Income before income taxes. For the reasons stated above, income before income taxes decreased $3.0 million to $3.5 million for the three months ended September 30, 2012.

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Consolidated net sales. Consolidated net sales decreased $21.6 million, or 6.2%, to $329.2 million for the nine months ended September 30, 2012 compared to $350.8 million for the nine months ended September 30, 2011. Net sales for the nine months ended September 30, 2012 were reduced by $26.5 million from non-cash losses related to hedging activities. Net sales for the nine months ended September 30, 2011 were increased by $22.5 million from non-cash gains related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales increased $27.4 million, or 8.3%, to $355.7 million for the nine months ended September 30, 2012 from $328.4 million for the nine months ended September 30, 2011. The increase includes a $29.3 million increase in net sales for zinc products and services (“Zinc”) and $(1.9) million decrease in nickel products and services (“Nickel”). Zinc sales for 2012 include the sales of Zochem, which was acquired on November 1, 2011.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $57.2 million, or 21.7%, to $321.1 million for the nine months ended September 30, 2012 compared to $263.9 million for the nine months ended September 30, 2011. Zinc cost of sales for the nine months ended September 30, 2012, includes an impairment charge of $9.3 million related to the Monaca, Pennsylvania facility and cost of sales of $46.0 million related to the Zochem facility, which was acquired on November 1, 2011. Zinc cost of sales for the nine months ended September 30, 2011 includes a net benefit of $9.3 million from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up related to the July 2010 Monaca refinery incident. Excluding the net insurance benefit of $9.3 million associated with the refinery incident included in the cost of sales for the nine months ended September 30, 2011 and the impairment charge of $9.3 million and $46.0 million in Zochem related cost of sales included in the cost of sales for the nine months ended September 30, 2012, cost of sales decreased $7.5 million, or 2.8%, to $265.7 million from $273.2 million for the nine months ended September 30, 2011. The decrease includes a $8.5 million decrease in Zinc cost of sales and a $1.0 million increase in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $2.3 million, or 14.3%, to $18.2 million for the nine months ended September 30, 2012 compared to $15.9 million for the nine months ended September 30, 2011. The increase reflects excess depreciation expense of $0.5 million related to the eventual closing of the Monaca, Pennsylvania smelter and depreciation on property, plant and equipment additions since September 30, 2011.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.6 million, or 3.8%, to $16.4 million for the nine months ended September 30, 2012 compared to $15.8 million for the nine months ended September 30, 2011. The increase was primarily due to the inclusion of selling, general and administrative costs for Zochem, which is included in the nine months ended September 30, 2012 offset by a decrease in labor and legal and professional services.

Consolidated other income (expense). Consolidated other income (expense) increased $3.1 million on a net basis, to $4.0 million expense for the nine months ended September 30, 2012. The increase was primarily due to an increase in interest expense of $2.8 million, due to the issuance of the Senior Secured Notes in July 2012 and a full nine months of interest related to the Convertible Notes issued in July 2011, net of capitalized interest of $5.8 million, related to the construction of the new zinc facility.

Consolidated income tax (benefit) provision. Our consolidated income tax benefit was $(11.1) million for the nine months ended September 30, 2012 compared to an income tax provision of $20.2 million for the nine months ended September 30, 2011. Our effective tax rates were 36.6% for the nine months ended September 30, 2012 and 37.2% for the nine months ended September 30, 2011. The increase in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2012 and the related impact of permanent differences.

Consolidated net (loss) income. Net loss for the nine months ended September 30, 2012 was $(19.3) million compared to net income of $34.2 million for the nine months ended September 30, 2011. For the reasons stated above, our consolidated net income was $3.4 million for the nine months ended September 30, 2012, excluding a $5.9 million net impairment charge relating to our Monaca, Pennsylvania facility and a $16.8 million net charge relating to unrealized losses of our hedging activities. Our consolidated net income for the nine months ended September 30, 2011 was $13.8 million, excluding $5.8 million of income relating to insurance benefits associated with the Monaca refinery incident and $14.6 million of net income relating to unrealized gains from our hedging activities.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales decreased $18.0 million, or 6.0%, to $283.9 million for the nine months ended September 30, 2012 compared to $302.0 million for the nine months ended September 30, 2011. Net sales during the nine months ended

September 30, 2012 were decreased by non-cash adjustments of $26.6 million related to our hedging activities. Net sales during the nine months ended September 30, 2011 were increased by non-cash adjustments of $20.7 million relating to our hedging activities. Excluding the unfavorable adjustments relating to hedges, net sales increased $29.3 million to $310.6 million for the nine months ended September 30, 2012. The increase was a result of a $70.5 million increase in sales volume primarily reflecting increased shipments of zinc oxide which included Zochem shipments, a $31.4 million decrease in price realization due to a 15.0% decrease in the average LME zinc price for the first nine months of 2012 compared to the first nine months of 2011 and a decrease of $9.8 million in our co-product and miscellaneous sales. Miscellaneous sales for the nine months ended September 30, 2011 includes $4.2 million related to the resale of excess coal arising from the idling of our power plant.

Zinc product shipments were 142,732 tons for the nine months ended September 30, 2012, or 128,014 tons on a zinc contained basis, compared to 109,800 tons, or 101,114 tons on a zinc contained basis, for the nine months ended September 30, 2011. Zinc product shipments for the nine months ended September 30, 2012 include shipments of Zochem which was acquired on November 1, 2011. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.05 per pound for the nine months ended September 30, 2012 compared to $1.14 per pound for the nine months ended September 30, 2011. The decrease reflects a 15.0% decrease in the average LME zinc price for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales of zinc metal decreased $12.5 million, or 8.9%, to $128.2 million for the nine months ended September 30, 2012 compared to $140.7 million for the nine months ended September 30, 2011. The decrease was primarily due to a $18.2 million decrease in price realization which was offset by a $5.8 million increase in sales volume. The increase in sales volume reflects the improvement in demand for our products. The decrease in price realization was due to a significantly lower average LME zinc price for the nine months ended September 30, 2012 versus the nine months ended September 30, 2011. The decrease in price realization was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales of zinc oxide increased $49.1 million, or 55.9%, to $137.1 million for the nine months ended September 30, 2012, compared to $88.0 million for the nine months ended September 30, 2011. The increase was primarily due to a $61.1 million increase in sales volume reflecting the inclusion of Zochem shipments and an increase of 6.9% in tons shipped from the Monaca facility. A $11.9 million decrease in price realization for the nine months ended September 30, 2012 compared to September 30, 2011 reflects the 15.0% decrease in the average LME zinc prices. The decrease in price realization was partially offset by an increase in the oxide premium to the average LME zinc price for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Net sales of zinc and copper-based powders decreased $3.0 million, or 22.7%, to $10.3 million for the nine months ended September 30, 2012 compared to $13.3 million for the nine months ended September 30, 2011. The decrease was attributable to both shipment volume and price, most notably in our copper-based powders.

Revenues from EAF dust recycling increased $5.5 million, or 20.0%, to $32.8 million for the nine months ended September 30, 2012 from $27.3 million for the nine months ended September 30, 2011. The increase is due to additional contracts that went into effect during the nine months ended September 30, 2012. EAF dust receipts for the nine months ended September 30, 2012 were 475,629 tons compared to 400,707 tons for the nine months ended September 30, 2011 According to data from the American Iron and Steel Institute, reported average steel production increased 2.8% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Cost of sales (excluding depreciation and amortization). After excluding the impairment charge of $9.3 million and $46.0 million in cost of sales related to the Zochem facility, cost of sales decreased $8.5 million, or 3.4%, to $237.7 million for the nine months ended September 30, 2012 compared to $246.2 million for the nine months ended September 30, 2011, after excluding a net benefit of $9.3 million from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up related to the July 2010 Monaca refinery incident. For the nine months ended September 30, 2012 and 2011, cost of sales, after excluding the impairment charge and net insurance recoveries from the refinery incident, was 91.6% and 87.6%, respectively, of net sales, after excluding the non-cash adjustments relating to hedging and Zochem related sales.

The cost of zinc material and other products sold, excluding the impairment charge of $9.3 million, cost of sales related to the Zochem facility of $46.0 million and the net insurance recoveries of $9.3 million, decreased $15.3 million, or 6.7%, to $212.7 million for the nine months ended September 30, 2012 compared to $228.0 million for the nine months ended September 30, 2011. The increase was a result of a net $10.2 million increase in shipment volume offset by a $18.7 million decrease in the cost of products shipped due to a lower cost per ton and a $3.2 million decrease in recycling and other costs. Cost of sales for the nine months ended September 30, 2012 includes $5.1 million in costs related to the sale of excess coal due to the idling of the power plant offset by a reversal of an environmental reserve of $1.5 million. The cost of zinc material for the nine months ended September 30, 2012 and 2011 includes LCM inventory adjustments of $1.4 and $0.8 million due to the decline of the LME zinc price We realized a lower cost per ton for products shipped by increasing the proportion of feed to our smelter recovered from EAF dust from 73% in the nine months ended September 30, 2011 to 79% for the nine months ended September 30, 2012. Conversion costs at the Monaca, Pennsylvania facility reflect a 6.9% increase in production levels. As a result of this increase in production, conversion costs increased $8.1 million, after excluding $2.2 million in signing bonuses recognized during the nine months ended September 30, 2011. As a result of this increase in production, conversion costs increased and reflect a $2.3 million increase in maintenance costs. Coke costs increased $5.9 million; however this was partially offset by a decrease of $3.9 million in electricity costs related to the power purchase agreement which we entered into in September 2011. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the nine months ended September 30, 2012 remained relatively flat compared to the nine months ended September 30, 2011. Purchased feedstock costs as a percentage of its total production costs, at the Monaca facility, decreased to 14% for the nine months ended September 30, 2012 from 19% for the nine months ended September 30, 2011 and the number of tons of purchased feed consumed increased 2.5%. Changes in the average LME zinc price effect only the purchased feed component of our cost of sales, therefore any changes in the average LME zinc price have a smaller affect on our cost of sales than on its net sales, at the Monaca, Pennsylvania facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 88% of its production costs, consisted entirely of SHG zinc metal purchased primarily from one supplier. The price of these metal blocks was based on the LME zinc price.

The cost of EAF dust services increased $6.7 million, or 36.9%, to $24.9 million for the nine months ended September 30, 2012 from $18.2 million for the nine months ended September 30, 2011. The increased cost reflects an increase in both volume and transportation costs. EAF dust receipts tons increased 18.7% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(38.9) million for the nine months ended September 30, 2012, and includes an impairment charge of $9.3 million related to the Monaca, Pennsylvania facility and $26.6 million in unrealized net losses from our hedging activities. Excluding the impairment charge and unrealized net losses related to hedging, our loss before income taxes was $(3.0) million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $3.6 million, or 7.3%, to $45.3 million for the nine months ended September 30, 2012 compared to $48.9 million for the nine months ended September 30, 2011. Net sales for the nine months ended September 30, 2012 and 2011 decreased by $0.1 million and $1.8 million, respectively, due to non-cash adjustments related to our hedging activities. Excluding the non-cash adjustments related to hedging for the nine months ended September 30, 2012 and 2011, net sales decreased $1.9 million. The decrease was primarily the result of a $6.4 million decrease from lower price realization and a $4.5 million increase related to higher shipment volume. A 27% lower LME average nickel price for the first nine months of 2012 compared with the first nine months of 2011 was the primary reason for the lower price realization.

Cost of sales (excluding depreciation and amortization). Cost of sales increased $1.0 million, or 3.7%, to $28.0 million for the nine months ended September 30, 2012 compared to $27.0 million for the nine months ended September 30, 2011 The increase was primarily due to an increase of $1.5 million related to higher product shipment volume offset somewhat by a $0.4 million decrease in the cost of product shipped. The decrease in the cost of product shipped was primarily due to lower energy costs.

Income before income taxes. For the reasons stated above, income before income taxes decreased $5.5 million to $11.9 million for the nine months ended September 30, 2012.

Liquidity and Capital Resources

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.5 million. The Senior Secured Notes will pay interest semiannually on December 1st and June 1st, beginning on December 1, 2012, at a rate of 10.50% per annum. The Senior Secured Notes are our senior secured obligations and are fully and unconditionally guaranteed, on a senior secured basis, by our existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the Amended Revolving Credit Facility (the “ABL Facility”). The ABL Facility is fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries.

On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to Euros 14.6 million (approximately $20.3 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and for payment of approximately $1.0 million for the insurance premium on this loan. As of September 30, 2012, we did not have any outstanding borrowings on this Credit Agreement.

We intend to use the net proceeds of approximately $164.5 million from the Senior Secured Notes offering, $44.2 million of availability under the Revolving Credit Agreement, $20.3 million of availability under the Credit Agreement, together with cash on hand, to complete the construction of the new zinc facility and for general corporate purposes, including working capital needs, investment in other business initiatives, other capital expenditures and acquisitions. In addition, we are in the process of adding two additional credit facilities which would provide additional availability of $30.0 million.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, which includes proceeds from the issuance of the Convertible Notes and Senior Secured Notes, our availability under the ABL Facility and Credit Agreement, our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Our cash, at September 30, 2012, was not restricted. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Cash and Cash Equivalents

Our balance of cash and cash equivalents at September 30, 2012 was $287.5 million, a $99.0 million increase from the December 31, 2011 balance of $188.5 million. It is concentrated in three U.S. banks and one Canadian bank.

Cash Flows from Operating Activities

Our operations provided a net $38.2 million in cash for the nine months ended September 30, 2012, reflecting higher sales during the nine months ended September 30, 2012, despite a lower average LME price for zinc and nickel. The higher sales contributed to the increase in the accounts receivable balance. Although we recorded a net loss for the nine months ending September 30, 2012, the net loss included several non-cash activities such as losses relating to our hedging activities and impairment charges related to our Monaca, Pennsylvania facility. The accounts payable balance increased primarily due to capital expenditures related to construction of the new zinc facility and increases in raw materials purchases. In April 2012, we received an $8.0 million federal income tax refund.

During the nine months ended September 30, 2011, we recorded an additional $10.3 million in recoveries for business interruption and property damage insurance relating to the July 2010 explosion at our Monaca facility. This amount represented the final settlement of the claim.

Our investment in working capital was $342.7 million at September 30, 2012 and $260.9 million at December 31, 2011. The increase in working capital was primarily due to net proceeds of $164.5 million from the issuance of the Senior Secured Notes on July 26, 2012 offset by capital expenditures related to the construction of the new zinc facility in North Carolina.

Cash Flows from Investing Activities

Capital expenditures were $107.0 million for the nine months ended September 30, 2012, of which $94.8 million related to the construction of the new zinc facility. During the first quarter of 2012, the asset purchase agreement with ESOI was amended and restricted cash totaling $2.5 million was transferred to operating cash.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $165.0 million and primarily related to proceeds of $171.8 million from the issuance of the Senior Secured Notes on July 26, 2012 offset by $7.4 million in debt issuance costs.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of September 30, 2012, we had letters of credit outstanding in the amount of $10.3 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead and natural gas. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc and nickel through December 2013.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counterparties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of our contracts. We also minimize credit loss by utilizing several different brokers for our hedging program. At September 30, 2012, we were utilizing six different brokers for our hedging program.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million Revolving Credit Agreement entered into on September 28, 2011 (as amended on July 26, 2012, the “ABL Facility”), which bears interest at variable rates. Assuming that our ABL Facility is fully drawn and holding other variables constant, each one percent point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.6 million.

We are also subject to interest rate risk in connection with our Credit Agreement entered into on August 28, 2012, which bears interest at variable rates. The Credit Agreement provides for the financing of up to Euros 14.6 million (approximately $20.3 million USD) and $1.0 million for the insurance premium on the loan. Assuming that the Credit Agreement is fully drawn and holding other variables constant, each one percent point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $0.2 million.

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

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we entered into hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. We anticipate that we will leave the $0.85 per pound options in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. The zinc put options with an $0.85 per pound strike price and the zinc call options with a $1.81 per pound strike price continue to be held at September 30, 2012.

The put options settle monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August were lower than the strike price for the contract and the Company received $0.8 million in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the nine months ended September 30, 2012, was above the strike prices for the contracts and they consequently expired with no settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the nine months ended September 30, 2012.

The value of the zinc call options with a $1.81 per pound strike price was negligible at September 30, 2012. The put and call options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

During the third quarter of 2012, we purchased zinc put options, for the third quarter of 2013, with an $0.85 per pound strike price, which covered approximately 16,500 tons of zinc production, at a cost of $1.6 million. During October 2012, we purchased additional $0.85 per pound strike price zinc put options, for the third quarter of 2013, covering an additional 10,000 tons of zinc production at a cost of $1.0 million. The total zinc put options, for the third quarter of 2013, represent approximately 75% of the expected shipments for the period from July 2013 through September 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. The put options are included in “Prepaid expenses and other current assets” in our consolidated financial statements

Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the three and nine months ended September 30, 2012.

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

During the quarter ending September 30, 2012, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. On November 1, 2011, we acquired Zochem. We began our assessment of the internal controls over financial reporting at Zochem during the third quarter of 2012.

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

Item 1A. Risk Factors.

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2011, which was filed with the SEC on March 9, 2012, and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 which was filed with the SEC on August 9, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

[None]

Item 3. Defaults Upon Senior Securities.

[None]

Item 4. Mine Safety Disclosures

[None]

Item 5. Other Information.

[None]

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Indenture, dated as of July 26, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

4.2	Form of 10.50% Senior Secured Notes due 2017 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

4.3	First Supplemental Indenture, dated as of October 24, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

10.1	First Amendment to Revolving Credit and Security Agreement, dated as of July 26, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Company, as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

10.2	Credit Agreement dated August 28, 2012 among Horsehead Holding Corp., Banco Bilbao Vizcaya Argentaria, S.A., and Horsehead Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 28, 2012)

10.3	Second Amendment to Revolving Credit and Security Agreement, dated as of October 24, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp. as guarantor, Chestnut Ridge Railroad Corp., as guarantor, Horsehead Metal Products, Inc. as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

31.1	Certification by James M. Hensler, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Scherich, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on November 9, 2012.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 9, 2012
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	November 9, 2012
Robert D. Scherich