Form 10-K
period 2012-12-31
Horsehead Holding Corp
filed 2013-03-18
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐      No  ☑

As of June 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $382 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of March 12, 2013 was 44,023,438

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement for its 2013 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than April 10, 2013 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by April 10, 2013, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report, including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part I, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to obtain any additional funds which might be needed to complete the construction of our new zinc facility; our ability to service our debt; our ability to successfully construct and operate our new zinc facility; our ability to realize the projected benefits from our new zinc facility; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our acquisition of Zochem, Inc., a Canadian corporation (“Zochem”) on November 1, 2011, and Horsehead Zinc Powders, LLC (“HZP”) on November 16, 2012 and with future acquisitions, joint ventures or asset dispositions, including our ability to successfully manage the integration of businesses that we acquire.

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

PART I

ITEM 1. BUSINESS

Horsehead Holding Corp. is the parent company of Horsehead Corporation, a leading U.S. producer of specialty zinc and zinc-based products and a leading recycler of electric arc furnace dust (“Horsehead”); The International Metals Reclamation Company, Inc., a leading recycler of nickel-bearing wastes and nickel-cadmium (“Ni-Cd”) batteries in North America (“INMETCO”) that we acquired on December 31, 2009; Zochem Inc. (“Zochem”), a producer of zinc oxide in North America that we acquired on November 1, 2011 and Mitsui Zinc Powders, LLC (renamed Horsehead Zinc Powders, LLC “HZP”), a leading manufacturer of zinc powders for the alkaline battery business that we acquired on November 16, 2012. We currently have production and/or recycling operations at six facilities located in four states in the United States. Zochem operates from one facility located in Canada.

Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest refiner of zinc oxide and Prime Western grade (“PW”) zinc metal, a grade of zinc containing a minimum of 98.5% zinc, in North America. We believe we are also the largest North American recycler of electric arc furnace (“EAF”) dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries and other types of batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel products and services.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products at our Monaca, Pennsylvania facility using 100% recycled zinc, including zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We also produce zinc products at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. INMETCO provides recycling services, some of which are on a tolling basis, from a single production facility in Ellwood City, Pennsylvania. Our new zinc facility currently under construction in Rutherford County, North Carolina could potentially enable us to recover other marketable materials from EAF dust.

During 2012 we sold approximately 378.1 million pounds of zinc products and 24.9 million pounds of nickel-based products, generally priced at amounts based on zinc and nickel prices on the London Metals Exchange (“LME”). For the year ended December 31, 2012, we generated sales and recorded a net loss of $435.7 million and $(30.4) million, respectively.

In 2009, we began discussions with Tecnicas Reunidas, S.A. the developer of the ZINCEX TM solvent extraction process, to assess the feasibility of using ZINCEX TM solvent extraction technology to convert Waelz oxide (“WOX”) and other zinc-containing recycled materials into special high grade zinc and other zinc products. After completing the assessment, in 2010, we undertook a site selection process to identify and secure a strategically located property to build a new zinc facility utilizing ZINCEX TM solvent extraction technology coupled with state–of-the-art electro-winning and casting capabilities. Subsequently, in September 2011, we announced plans to construct the new zinc facility in Rutherford County, North Carolina. The new zinc facility will replace our current zinc smelter in Monaca, Pennsylvania, which is over 80 years old and utilizes a higher-cost pyrometallurgical process. Total capital expenditures for the construction of the new zinc facility are currently estimated to be approximately $415 million. We have recorded approximately $206 million of total project costs, excluding capitalized interest, through December 31, 2012. We expect to complete construction and begin start-up of the new zinc facility in the second half of 2013.

We believe the new zinc facility will provide us with a number of substantial benefits, including lower energy cost, higher labor productivity and reduced maintenance costs; the capability to produce Special High

Grade (“SHG”) and Continuous Galvanizing Grade (“CGG”) zinc, grades that typically command higher premiums, in addition to the Prime Western (“PW”) zinc that we already produce; and the ability to recover silver and lead from WOX produced from EAF dust recycling. We believe the new zinc facility, coupled with our EAF-based feed, will position us among the global low cost producers of zinc metal.

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

Strong, Long-Standing Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We also sell zinc oxide to over 200 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to nine of our current ten largest zinc oxide customers for over ten years, and our acquisition of Zochem on November 1, 2011, a producer of zinc oxide in North America, expanded our customer base throughout North America. We believe that we are the sole or primary supplier of PW zinc to most of our customers. We believe that we are the largest recycler of EAF dust in the United States, and we now recycle EAF dust for nine of North America’s ten largest carbon steel EAF operators and North America’s three largest stainless steel producers, based on 2012 production volume. In addition, INMETCO provides environmental services to over 200 customers that generate nickel-containing waste products such as filter cake, spent pickle liquor, grinding swarf and mill scale. INMETCO also collects and recycles batteries from The Rechargeable Battery Recycling Corporation, founded in 1994 by five major rechargeable battery makers, as well as through its own collection programs.

A Leading Environmental Services Provider to the U.S. Steel Industry

We believe that we are one of the leading environmental service providers to the U.S. steel industry, having recycled 10.0 million tons of EAF dust since 1990, which is the equivalent of 2.0 million tons of zinc to date representing the dust generated in the production of over 575 million tons of steel. Our recycling and conversion of this EAF dust reduces a steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill. We developed this proprietary process during the 1980s and have been a leading EAF dust processor ever since. We use the recycled material as low cost feedstock for our metal production operations, yielding a competitive cost advantage.

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

Business Strategy

Complete Construction of our New State-of-the-Art Zinc Facility

Construction is on track to be completed so that start-up of our new state-of-the-art zinc facility can begin in the second half of 2013. There are substantial benefits associated with the new zinc facility, including lower energy cost, higher labor productivity and reduced maintenance costs. In addition, we expect to realize lower operating and logistics costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX before it is fed to the smelter. We expect that the new zinc facility will be capable of producing in excess of 150,000 tons of zinc metal per year and will enable us to convert WOX derived from EAF dust and other recycled materials into SHG zinc of 99.995% purity and CGG zinc in addition to the PW grade that we currently produce. This will allow us to expand into new markets, including selling to continuous galvanizers (which include some of our EAF dust customers) die casters and LME warehouses, while continuing to serve customers in our existing markets. We believe the new technology will also allow us to recover value from metals such as silver and lead contained in EAF dust. The new zinc facility will replace our older smelter technology and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.

In light of the progress made to date, we believe we are on schedule to complete the project in the second half of 2013 as anticipated. Major milestones have been completed or are on schedule to be completed, including infrastructure work; basic engineering and engineering design; detailed engineering; obtaining a National Pollutant Discharge Elimination System, or NPDES, permit and preparation for other permits; hiring a facility management team; completing excavation, foundation and installation work.

Continue to Focus on Production Efficiencies and Operating Cost Reductions

We have reduced our manufacturing costs by increasing our usage of low-cost feedstock, streamlining our organizational structure and implementing “Six Sigma” (a business process improvement methodology) initiatives.

As part of our “Six Sigma” initiatives, we made a series of operating improvements at certain facilities.

•	We reduced the amount of non-zinc materials fed to our smelter, thereby reducing operating costs by approximately $1.4 million on an annual basis without significant capital expenditures.

•

We identified better materials of construction for sinter machine pallets at our smelter in Monaca, Pennsylvania and improved the calcining process control at our Palmerton, Pennsylvania facility and reduced sinter pallet repair cost by approximately $2.0 million annually.

•

We automated key operational parameters for the zinc smelting furnaces at our Monaca, Pennsylvania facility leading to a more consistent operation and steadily improving our yields, which resulted in a cost savings of approximately $3.5 million annually since 2010.

In response to the economic downturn that began in the third quarter of 2008, which significantly decreased the demand for zinc metals, we took aggressive steps to reduce our operating costs, including shutting down our smallest and highest cost recycling facility in Beaumont, Texas, reducing the price paid for purchased feedstock as a percentage of the LME zinc price, reducing our salaried and temporary workforce and cost-saving revisions to the construction plan for our South Carolina facility. In 2009, we idled our Bartlesville, Oklahoma hydrometallurgical facility and began outsourcing the processing of the lead-bearing material at reduced costs. In 2011, we idled our power plant located in Monaca and entered into a contract to purchase electricity realizing estimated savings of $5.4 million in 2012. Also in 2011, we broke ground on construction of a new zinc manufacturing plant in North Carolina in order to reduce our conversion cost in producing zinc metal. In 2012, we increased the use of WOX at our smelting facility and also implemented initiatives to reduce the iron content of the WOX produced at three of our recycling facilities, resulting in cost savings of $2.5 million and $1.7 million, respectively.

We intend to continue to focus on initiatives that will reduce our operating costs.

Expand EAF Dust Recycling Capacity

We estimate that in 2007 approximately one-third of the carbon steel EAF dust generated in the United States was deposited in landfills, including by existing customers. Since then, new EAF steel plant projects have come online, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has increased in the last ten years and is expected to account for over 60% of U.S. steel produced, according to the Steel Manufacturers Association. Steel mini-mill operators have increasingly relied on recyclers rather than landfills to manage this increased output. In order to grow our EAF dust recycling business, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early 2008 at our facility in Rockwood, Tennessee and placed into production two kilns with a combined annual capacity of 180,000 tons at our facility in Barnwell, South Carolina in 2010. We entered into a long term contract with a major U.S. steel mini-mill producer to process all of the EAF dust generated at its facilities located near this plant. In 2009, we acquired the EAF dust contracts held by Envirosafe Services of Ohio, Inc (“ESOI”), a leading landfill disposer of EAF dust. In addition to generating additional service fees, our new kilns provide us with additional low-cost recycled zinc that we can use in our own smelting process or that we can sell as feed to other zinc smelters. We estimate that with the increased recycling capacity, less than 10% of the EAF dust generated is now deposited in landfills.

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

Continue to Reduce Exposure to Commodity Price Fluctuations

We regularly evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment. We sourced approximately 79% of our zinc feedstock in 2012 at our Monaca, Pennsylvania facility from our EAF dust recycling operations. This source of feedstock is not significantly impacted by changes in LME zinc prices. The remainder of our zinc feedstock costs is derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price.

At December 31, 2012, we had zinc put options in place with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing approximately 75% of our expected shipments for the period from January 2013 through December 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of the construction of the new zinc facility. Early in 2013, we began to purchase similar put options with settlement dates through the first quarter of 2014.

Pursue New Markets, Applications and Acquisition Opportunities

We intend to continue to leverage our technical expertise, culture of innovation and close customer relationships in order to identify and pursue new markets and applications for our products. For example, we are currently testing new, higher-margin applications for iron-rich material, a co-product of EAF dust recycling, such as its potential uses as a low-cost feed for iron and steel production, its use as a passive water-treatment medium at coal mining sites that have acidic mine drainage and as a daily cover or base material for municipal landfills to reduce ground water contamination. We are also evaluating new markets for our zinc powder, and we expect that our expanded EAF dust recycling capacity will allow us to enter new markets for the sale of WOX to other zinc smelters in the U.S. and internationally. On November 1, 2011, we acquired 100% of Zochem, located in Brampton, Ontario Canada, a producer of zinc oxide in North America. This acquisition broadened our geographic reach, diversified our customers and markets for zinc oxide and provided added operational flexibility. In addition, we believe INMETCO provides new potential platforms for growth, including increasing capacity of the existing facility, growing our share of the battery recycling market, recycling other industrial wastes to recover metals in addition to nickel and enabling us to expand internationally. We also intend to continue to identify and explore strategic acquisition opportunities, including expanding markets for our current products, as well as developing new products that allow us to leverage our expertise in industrial waste handling and metals recovery processes.

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

On December 31, 2009, we acquired INMETCO.

On November 1, 2011, we acquired Zochem.

On November 16, 2012, we acquired Mitsui Zinc Powder LLC (“MZP”) (renamed Horsehead Zinc Powders, LLC (“HZP”)).

Operations

Our zinc recycling facilities recycle EAF dust into WOX and zinc calcine, which we then use as raw material feedstocks in the production of zinc metal and value-added zinc products. Our nickel facility recycles a broad range of nickel-bearing wastes into a remelt alloy product used in the production of stainless steel. Our recycling and production operations form a complete recycling loop, as illustrated below, from recycled metals to finished zinc or nickel-bearing products. We believe we are the only primary zinc producer in the U.S. that uses recycled materials for substantially all of its zinc feedstocks.

Zochem, which we acquired on November 1, 2011, uses zinc metal to produce zinc oxide.

HZP, which we acquired on November 16, 2012 uses zinc metal to produce zinc powder that we sell to the battery industry.

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

Our Waelz Kiln recycling process blends, conditions, adds carbon to and pelletizes EAF dust, and then feeds it into the kiln itself, a refractory-lined tube that is typically 160 feet in length and 12 feet in diameter. During the passage through the kiln, the material is heated under reducing conditions at temperatures exceeding 1,100 degrees Celsius, thereby volatilizing the nonferrous metals, including zinc. The resulting volatized gas stream is oxidized and collected as WOX, which has a zinc content of between 55% and 65%. In addition, we produce iron-rich material that we sell for use as an aggregate in asphalt and as an iron source in cement.

The majority of the WOX generated is shipped to our Palmerton, Pennsylvania facility, where it is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further increased to approximately 65% to 70%, and the product is collected as zinc calcine in granular form for shipment to our Monaca, Pennsylvania facility or for sale to other zinc refineries around the world. The metal concentrate product from the calcining process is shipped to a third-party processor for final metals recovery. We have added a washing facility to remove chlorine at our smelting facility to allow us to ship an increasing amount of WOX directly as a feed to our Monaca, Pennsylvania facility.

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

Production

Our approximately 150,000 ton-per-year capacity electrothermic zinc smelter and refinery in Monaca, Pennsylvania produces zinc metal and value-added zinc products (e.g., zinc oxide) using a wide range of feedstocks, including zinc generated by our recycling operations, zinc secondary material from galvanizers and other users of zinc. As a result of reduced demand for our zinc products resulting from the economic downturn that began in the third quarter of 2008 and extended through 2009, we operated our smelting and refinery facility at less than capacity in 2009, producing 106,000 tons of zinc. Our smelting facility, due to the refinery incident that occurred in July 2010, operated at less than full capacity during the latter part of 2010 but returned to full capacity by the end of the year. We produced 124,000 tons of zinc in 2010. We operated at full capacity, with the exception of intermittent production difficulties, during 2011 and produced 137,000 tons of zinc in 2011. We operated at full capacity during 2012 and produced 146,000 tons of zinc in 2012.

We own, and until September 2011 operated, a 110 megawatt coal-fired power plant that provided us with a captive source of electricity. In September 2011, as a result of a power purchase agreement that we entered into, we idled this power plant. We entered into this agreement because we were able to secure a rate for power which was lower than our anticipated generating costs over the same period of time. During the fourth quarter of 2012, we wrote down the power plant to its net realizable value as it was determined that the power plant would not be restarted.

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

Our Zochem facility, which we acquired on November 1, 2011, is located in Brampton, Ontario, Canada and produces zinc oxide. The facility has production capabilities of approximately 49,600 tons of zinc oxide per year from six muffle type furnaces. The production process uses SHG zinc metal jumbo blocks as raw materials which are added to the melting section of the furnaces. The melted zinc is then boiled and the zinc vapor is combusted as it enters an oxidation chamber. The zinc oxide is then collected and packaged for shipment. During 2012, we began our plan to expand capacity at our Zochem facility. The capacity increase includes the expansion of four existing muffle furnaces and the addition of a seventh muffle furnace and is expected to be completed prior to the closure of the zinc oxide refinery in Monaca. When the expansion is completed, the Zochem facility will have production capabilities of 72,000 tons of zinc oxide per year.

Products and Services

We offer a wide variety of zinc products and services. In 2012, we sold approximately 189,000 tons of zinc products. The following are our primary zinc products.

Zinc Metal

Our primary zinc metal product is PW zinc metal, which we sell to the hot-dip galvanizing and brass industries. We also produce Special Special High Grade (“SSHG”) zinc metal, which is used as feed for the manufacture of high-purity zinc powder and zinc alloys. SSHG zinc metal is an ultra pure grade of zinc exceeding the American Society for Testing and Materials standard for special high-grade zinc. SSHG is used by our subsidiary, HZP, in the production of zinc powder for battery manufacturers. Our zinc metal is recognized within the galvanizing industry for its consistent quality and appearance. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry, which uses our zinc metal to provide a protective coating to a myriad of fabricated products, from pipe and guard rails to heat exchangers and telecommunications towers. We also sell PW zinc metal for use in the production of brass, a zinc/copper alloy. We believe that our operational standards and proximity to customers allow us to deliver higher quality metal than many of our competitors. To accommodate various customer handling needs, our zinc metal is sold in numerous forms, from 55-pound slabs to 2,500-pound ingots. The new zinc facility will produce SHG zinc. It will also allow for SHG zinc to be alloyed with other metals. This will allow us to expand into new markets, including selling to continuous galvanizers operated by the steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets.

Zinc Oxide

We sell over 50 different grades of zinc oxide with differing particle sizes, shapes, coatings and purity levels. Zinc oxide is an important ingredient in the production of tire and rubber products, chemicals, ceramics, plastics, paints, lubricating oils and pharmaceuticals. Various end uses for zinc oxide include the following.

•

Tire and rubber applications.    Zinc oxide aids in the vulcanization process, acts as a strengthening and reinforcing agent, provides ultra-violet (“UV”) protection, and enhances thermal and electrical properties. There is approximately a half pound of zinc oxide in a typical automobile tire.

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

As a result of the acquisition of Zochem on November 1, 2011, we were able to broaden our geographic reach, diversify our customer base and markets for zinc oxide and provide added operational flexibility.

EAF Dust Recycling

We created the market for EAF dust recycling for carbon steel mini-mill producers with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. To date, we have recycled over 10.0 million tons of EAF dust (equivalent to 2.0 million tons of zinc), representing the dust generated in the production of over 575 million tons of steel. We believe the recycling and conversion of EAF dust reduces the steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill.

In 2012, we recycled 646,000 tons of EAF dust compared to 555,000 tons in 2011. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We commenced operations at our new kiln facility in South Carolina in 2010, adding an additional 180,000 tons, or 31%, of EAF dust processing capacity.

In June 2009, we acquired the EAF dust collection business of ESOI, the largest land-filler in our market. As part of this acquisition we purchased ESOI’s EAF dust contracts, one of which was a ten year contract with a major Midwestern producer.

We expect that the new zinc facility will enable us to convert WOX derived from EAF dust and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. We believe the new zinc facility will allow us also to recover value from metals such as silver and lead contained in EAF dust.

WOX and Calcine Sales

In response to the strong demand for zinc-bearing feed materials and attractive pricing, we began selling WOX generated in our Waelz Kilns to other zinc smelters in 2007. We plan to continue selling WOX from time to time based on market conditions. We did not sell any WOX in 2012.

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

On November 16, 2012, we acquired HZP, a leading manufacturer of zinc powders for the alkaline battery business. Horsehead had been a long-term supplier of SSHG zinc metal to this business which is co-located at the site of our Monaca zinc smelter. We plan on operating HZP at the Monaca facility until the closure of the refinery in 2013.

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

Customers

Most of the zinc metal we produce is purchased by galvanizers and brass producers. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We sell zinc metal to a broad group of approximately 90 hot-dip galvanizers. In many cases, these customers are also suppliers of secondary materials, including zinc remnants of steel galvanizing processes, to us.

We sell zinc oxide to over 200 different customers under contract as well as on a spot basis, principally to manufacturers of tire and rubber products, lubricating oils, chemicals, paints, ceramics, plastics and pharmaceuticals.

Our SSHG zinc metal product is used in the manufacturing of zinc powder that we sell to the alkaline battery industry.

We typically enter into multi-year service contracts with steel mini-mills to recycle their EAF dust. We provide our EAF dust recycling services to over 55 steel producing facilities.

Raw Material

In 2012, approximately 79% of the raw material used in our Monaca, Pennsylvania facility was sourced through our EAF dust recycling operations. The remaining 21% of the raw material was comprised of zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including top drosses, bottom drosses and skimmings that we purchase primarily from several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained, and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the dross and skims from the galvanizing industry, we purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials are acquired from our own customers. We also buy WOX from one of the other U.S. based EAF dust recyclers. In addition, we also have long standing relationships with zinc brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc feedstock.

Raw materials used in our Zochem facility consist entirely of SHG zinc metal purchased from one supplier. The price of these metal blocks is based on the London Metal Exchange (“LME”) zinc price.

Power Plant and Fuels

During 2010 and the first eight months of 2011, we relied on a combination of purchased and internally-generated electricity for our operations. We generated substantially all of our electricity requirements for our Monaca, Pennsylvania facility at our on-site power plant, using Powder River Basin coal as our principal input. Sales of excess power capacity from this power plant historically provided a reliable source of revenue. As a result of a power purchase agreement that we entered into, we idled the Monaca, Pennsylvania power plant in September 2011 and concluded in the fourth quarter of 2012 that the power plant would not be restarted. In addition, we wrote down the power plant to its net realizable value in the fourth quarter of 2012. In addition to the electricity used by our Monaca, Pennsylvania facility, we use a combination of coke and natural gas in our smelting and refining processes. Our recycling facilities use a combination of coke, electricity and natural gas. In 2012, we purchased the majority of our energy under supply contracts, although we also engage in spot purchases.

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

Competition

We believe that we are a unique business, having no direct competitor that recycles similar secondary materials into finished zinc products in North America. Our primary competitor in the zinc oxide segment is U.S. Zinc Corporation (“US Zinc”), a wholly-owned subsidiary of Votorantim Metals, Ltda. On November 1, 2011, we acquired Zochem, a wholly owned subsidiary of Hudson Bay Mining and Smelting Co. Limited which was previously one of our competitors in the zinc oxide business. US Zinc, located in the middle-southern states of the United States, is also a zinc recycler and our primary competitor but lacks our integrated processing and smelting capabilities.

Approximately 74% of the zinc metal consumed in the United States is imported. Therefore, we enjoy a domestic freight and reliability advantage over foreign competitors with respect to U.S. customers. Xstrata Plc,, Teck Cominco Limited, Nyrstar, Glencore and Penoles are the primary zinc metal producers in the North American market. The vast majority of the metal produced by these companies is used by continuous galvanizers in the coating of steel sheet products. In addition, these producers have mining and smelting operations while we engage only in smelting. In contrast, we currently produce PW zinc metal primarily for use by hot-dip galvanizers.

We compete for EAF dust management contracts primarily with one other domestic recycler of EAF dust and to a lesser extent with landfill operators. The domestic recycler is Steel Dust Recycling. . Steel Dust Recycling commenced operations during the second quarter of 2008 and was subsequently acquired in October 2009 by Zinc Nacional, a Mexico-based recycler. We expect to see new entrants once again explore opportunities in this area when zinc prices are at or near historical high levels. Our proven reliability, expanded processing capacity and customer service have helped us maintain long-standing customer relationships. Many of our EAF dust customers have been under contract with us since our predecessor began recycling EAF dust in the 1980s. In June of 2009, we acquired the EAF dust collection contracts of ESOI.

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

Customers

While INMETCO has over 200 customers in total, approximately 77% of its sales are made to its top three customers. INMETCO has had a long-term relationship with each of its major customers. Two of INMETCO’s top three customers have been customers since INMETCO commenced operations in the late 1970’s. and one has been a customer since that customer’s startup in the early 2000’s.

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

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality and solid and hazardous waste management and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Superfund Amendments Reauthorization Act , the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act , the Clean Water Act , and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the Federal Energy Regulatory Commission (“FERC”), the Surface Transportation Board, the Occupational Health and Safety Administration, the Department of Transportation and the Federal Railroad Administration, as well as certain of their state equivalents. We believe that we are in material compliance with applicable laws and regulations, including environmental laws and regulations governing our ongoing operations, and that we have obtained or applied in a timely manner for all material permits and approvals necessary for the operation of our business.

Our process modifications have resulted in operations fully utilizing recycled feedstocks. The use of recycled zinc feedstocks preserves natural resources, precluding the need for mining and land reclamation and thereby operating in a manner consistent with the principles of sustainable development. Our recycling services avoid the potential environmental impacts that are associated with land filling hazardous wastes. EAF dust itself is a listed hazardous waste created from the melting of steel scrap in electric arc furnaces by the steel mini-mill industry. Our recycling process has been designated by the EPA as “Best Demonstrated Available Technology” for the recycling of EAF dust.

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

In Bartlesville, Oklahoma, we and our predecessor formerly operated a primary zinc processing facility which was closed in the 1990’s and subsequently dismantled. Environmental remediation work at this facility was completed in 2003 in connection with closing these former facilities under a consent agreement with the Oklahoma Department of Environmental Quality. We currently manage this facility including groundwater monitoring and other maintenance activities under a RCRA post-closure permit. We, along with two other responsible parties, provide financial assurance for future post closure care activities at the Bartlesville facility. At December 31, 2012, a reserve on our balance sheet in the amount of $0.6 million has been established for our share of future costs associated with this matter.

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

We assumed certain of HII’s environmental liabilities related to our Palmerton, Pennsylvania operations pursuant to a 1995 Consent Decree between HII, the EPA and the Pennsylvania Department of Environmental Protection (“PADEP”). Our obligations pursuant to this consent decree include construction of a storage building for calcine kiln feed materials and the removal of historic accumulations of lead concentrate from three buildings. Removal of historic accumulations of lead concentrate was completed in 2008. We believed our obligations under the consent decree were currently being managed in accordance with the requirements of the regulatory agencies and were reserved for on our balance sheet in the amount of $1.5 million. During 2011, PADEP concurred with our assessment that construction of the storage building for calcine feed was not necessary in light of the material management practices employed at the Palmerton, Pennsylvania facility which comply with applicable environmental regulations and the hazardous waste permit for the facility. The reserve for $1.5 million formerly established on our balance sheet was removed during 2011.

During 2009, our Ellwood City facility completed installation of a new baghouse complex to control air emissions from its RHF, which were previously controlled by a wet scrubber system. The RHF baghouse complex was installed in accordance with a Consent Order & Agreement (“CO&A”) entered into with PADEP prior to our acquisition of INMETCO. Compliance certification testing of the RHF baghouse installation was conducted and submitted to the Commonwealth of Pennsylvania in the later part of 2009. The CO&A was extinguished in 2011 upon final approval of compliance certification testing by PADEP.

Employees

As of December 31, 2012, we employed 1,062 persons at the following locations.

Location	Salaried Personnel	Hourly Personnel	Union Contract Expiration
Monaca, Pennsylvania	100	460	4/30/14
Monaca, Pennsylvania (HZP)	1	13	4/30/14
Pittsburgh, Pennsylvania	18	0	N/A
Bartlesville, Oklahoma	1	0	N/A
Beaumont, Texas	1	0	N/A
Calumet, Illinois	14	48	08/03/14
Palmerton, Pennsylvania	22	109	04/27/15
Palmerton (Chestnut Ridge Railroad), Pennsylvania	0	3	12/15/16
Rockwood, Tennessee	13	51	07/01/15
Barnwell, South Carolina	11	43	N/A
Ellwood City, Pennsylvania	32	71	10/31/13
Rutherford County, North Carolina	14	0	N/A
Brampton, Ontario Canada	15	22	6/30/16

Total	242	820

The vast majority of our hourly personnel are unionized. Hourly workers receive medical, dental and prescription drug benefits. We do not have defined benefit plans for hourly or salaried employees, except at our Brampton, Ontario Canada site, which was acquired on November 1, 2011. These defined benefit plans include 37 active employees. We have a 401(k) plan for both our hourly and salaried employees at all sites, excluding the Brampton, Ontario Canada facility. We have no company-paid medical plan for retirees. Our labor contracts provide for a company contribution and in most cases a company match, which varies from contract to contract. We believe we have satisfactory relations with our employees.

Executive Officers and Key Employees of the Registrant

Set forth below is information concerning our executive officers and key employees.

Name	Age	Position
James M. Hensler	57	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	52	Vice President and Chief Financial Officer
Gary Whitaker	57	Vice President, General Counsel and Secretary
Lee Burkett	56	Vice President — Manufacturing
James A. Totera	56	Vice President — Sales and Marketing
Timothy R. Basilone	53	Vice President — Environmental Affairs
Ali Alavi	51	Senior Vice President — Corporate and Environmental Affairs
Bruce Morgan	41	Vice President — Human Resources
Mark Tomaszewski	56	President — INMETCO
Joshua Belczyk	35	General Manager — Zochem

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

Gary R. Whitaker,    Vice President, General Counsel and Secretary, joined us in December 2011. Mr. Whitaker previously was in private practice in Atlanta, Georgia from 2009 to 2011. He served as Vice President, General Counsel and Secretary for GrafTech International Ltd., a manufacturer of graphite products, including graphite electrodes used in electric arc furnaces, from 2006 to 2008, and as Vice President, General Counsel and Secretary for the US operations of the SK Group, one of South Korea’s largest conglomerates, from 1998 to 2006. Mr. Whitaker also worked as a corporate attorney for Eastman Chemical Company and for the DuPont Company, and was a senior associate for Powell, Goldstein, Frazer and Murphy, in Atlanta, Georgia. Mr. Whitaker received a B.A. in History from U.C.L.A. in 1976 and a J.D. from the University of Houston Law School in 1980.

Lee Burkett,    Vice President — Manufacturing of Horsehead Corporation, joined us in November 2006 with over 27 years of industry experience. During the three years prior to joining us, Mr. Burkett served as General Manager of the Bridgeville Facility of Universal Stainless. Previous positions included General Manager — Finishing Operations of J&L Specialty Steel, Plant Manager of Timet’s Toronto, Ohio facility, Vice President Operations for Caparo Steel and 14 years with Washington Steel with responsibilities in all aspects of the operation including Plant Manager of Finishing. Mr. Burkett received a BS in Mechanical Engineering from The Pennsylvania State University in 1979.

James A. Totera,    Vice President — Sales and Marketing — Horsehead Corporation, joined us in 1997. Prior to that, he was the Vice President of Sales for Steel Mill Products, where he worked in, among other things, electric arc furnace (“EAF”) dust recycling and also spent over 15 years working in sales positions, including as General Manager of Sales, at Insul Company. Mr. Totera received a BA in Economics, Administrative Management Science and Psychology from Carnegie Mellon University in 1979.

Timothy R. Basilone,    Vice President — Environmental Affairs — Horsehead Corporation, joined us in January 2010. Mr. Basilone has over 20 years of experience working in all aspects of environmental affairs in a variety of industries. Prior to joining us, he spent ten years with Koppers Inc., including seven years as a Senior Manager in the Corporate Environmental Affairs Department and three years as Operations Superintendent at the Koppers coal tar distillation facility in Clairton, Pennsylvania. Prior to that Mr. Basilone spent nine years at Westinghouse Electric Corporation as the Environmental Remediation Program Manager in the Corporate Legal and Environmental Affairs Department. He began his professional career as an Exploration / Production Geologist with Marathon Oil Company before moving on to Westinghouse. Mr. Basilone earned an MS degree in Earth and Planetary Science from the University of Pittsburgh in 1984 and a BA degree in Geology from the College of Wooster in 1981.

Ali Alavi,    Senior Vice President — Corporate and Environmental Affairs — Horsehead Corporation, joined us in 1996. Mr. Alavi previously served as our Vice President — Corporate Administration, General Counsel and Secretary, Director & Counsel of Environment, Health & Safety and Director of Environmental Performance. Prior to joining us, Mr. Alavi worked as Assistant General Counsel of Clean Sites, Inc., Senior Regulatory Analyst of the American Petroleum Institute and Project Manager/Engineer for the U.S. Army Toxic & Hazardous Materials Agency. Mr. Alavi received a BA in Geography/Environmental Studies from the University of Pittsburgh in 1983, an MS in Petroleum Engineering from the University of Pittsburgh School of Engineering in 1985 and a JD from the University of Maryland Law School in 1993.

Bruce Morgan,    Vice President — Human Resources — Horsehead Corporation joined us in May 2010. Prior to joining us, from November 2006 to May 2010, Mr. Morgan served as Director of Human Resources — North America for the Steel Mill Services division of Harsco Corporation. Prior to that, Mr. Morgan served as Director of Human Resources for both the Steel and Foundry Divisions of Vesuvius USA, a global refractory manufacturer, where he was employed from March 1997 to November 2006. Among other previous employment, Mr. Morgan served as an HR Associate for the construction and start-up of Gallatin Steel Company, where he was employed from June 1994 to August 1995. Mr. Morgan received a BS degree in Industrial and Labor Relations from Cornell University in 1994.

Mark Tomaszewski,    President — The International Metals Reclamation Company Inc. (“INMETCO”), joined us on December 31, 2009 when we acquired INMETCO, where he has served for over 30 years in positions ranging from General Manager — Finance and Administration to his current position of President of INMETCO, which position he has held since August 2008. Mr. Tomaszewski received a BS in Business Administration from West Virginia Wesleyan College in 1978 and an MS in Business Administration from Robert Morris University in 1992.

Joshua Belczyk,    General Manager — Zochem, Inc., joined us in September 2010 as Director — Business Development. Prior to joining Horsehead, he worked with FTI Consulting, Inc. in corporate finance and restructuring. Prior to that, Mr. Belczyk worked eight years for Bailey-PVS Oxides, LLC, an environmental service and recycling provider to the steel industry, where he last served as a multi-site General Manager. Mr. Belczyk received a BS degree in Environmental Science and Public Policy from Harvard University in 2000 and a MBA from the University of Michigan in 2009.

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

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our products containing zinc or nickel reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal consumers of zinc metal and zinc-related products operate in industries such as transportation, construction or general manufacturing, that themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession or low economic growth, such as the one we are currently experiencing, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies and prolonged recessions in our principal industry segments have had a negative impact on our operations and on those of our predecessor both recently and in the past, and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Current or future credit and financial market conditions could materially and adversely affect our business and results of operations in several ways.

Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Despite recent improvements in credit and financial markets, there can be no assurance that there will not be further deterioration in these markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

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

We derive most of our revenue from the sale of zinc and nickel-based products. Changes in the market prices of zinc and nickel impact the selling prices of our products, and therefore our profitability is significantly affected by decreased zinc and nickel prices. Market prices of these metals are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	U.S. and world economic conditions;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental laws and regulations;

•	weather;

•	import and export restrictions; and

•	the effect of financial commodity speculations.

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

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, as of December 31, 2012, we estimate that our products comprised only approximately 14% of total zinc consumption in the United States, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower price than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 74% of U.S. zinc metal consumption.

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

An important part of our strategy is to grow our business by expanding our capacity to process EAF dust. One new kiln, to process EAF dust, was placed into service in 2008 at our Rockwood, Tennessee facility and two new kilns were placed into service in 2010 at our new recycling facility in Barnwell, South Carolina. In addition, we are currently building the new zinc facility and may initiate other construction projects in the future. Our construction costs in connection with the new zinc facility may also increase to levels that would make our facilities unprofitable to operate. Our planned projects may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our project plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we are able to implement our strategy, projected volumes with respect to our products may not materialize to the extent we expect, or at all, resulting in unutilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We may not have sufficient funds to enable us to construct the new zinc facility.

Total capital expenditures for the construction of the new zinc facility are currently estimated to be approximately $415 million. We have recorded approximately $206 million, of total project costs, excluding capitalized interest through December 31, 2012. In July 2012, we issued $175.0 million in principal amount of Senior Secured Notes (the “Senior Secured Notes”), on November 14, 2012, we closed on a $21.3 million Credit Agreement (the “Credit Agreement”) and on December 21, 2012, we closed on a $15.0 million Revolving Credit and Security Agreement for Zochem (the “Zochem Facility”). We believe that he net proceeds from the Senior Secured Notes offering and availability under our two revolving credit facilities and the Credit Agreement, together with cash on hand, will be sufficient to enable us to complete the construction of the new zinc facility. However,, the budgets we have prepared for the new zinc facility are engineering estimates based on engineering and design estimates, all of which are subject to change as we continue to refine and develop our plans. Increases in the costs of constructing the new zinc facility or other unforeseen circumstances could require us to obtain additional financing, which we may not be able to obtain on acceptable terms in a timely manner or at all. If we cannot complete construction of the new zinc facility, or completion of construction is delayed, it could affect our business strategies and our liquidity, financial condition and operations could be materially adversely affected.

We may experience delays in the construction of, or be unable to construct, the new zinc facility, which would harm our profitability.

All construction and development projects are potentially subject to delays in completion (whether caused by us or by factors beyond our control), technological challenges (particularly in the case of the construction of the new zinc facility, which relies on advanced technology), shortages of raw materials, poor workmanship, disruption of our existing operations, shortages of skilled construction labor, injuries sustained by worker or patrons on the job site, and cost or budget overruns. In addition, the new zinc facility will require numerous and potentially difficult-to-obtain permits, licenses and approvals from federal, state and local governmental entities. Even if we are awarded all of the necessary permits, they may be subject to appeal, or later revoked or impose unforeseen burdensome conditions on us. Furthermore, we will be subject to risks related to the integration of the new zinc facility into our operations. If we cannot complete construction of the new zinc facility, or completion of construction is delayed, it could affect our business strategies and our liquidity, financial conditions or operations could be materially adversely affected.

The projected benefits from the new zinc facility may fail to materialize.

The benefits that we project to receive from the new zinc facility are based on numerous assumptions, and if these assumptions are incorrect, it could negatively impact such projected benefits. The technology that we plan to use at this new zinc facility has only been implemented in a limited number of production environments, and our assumptions with regard to this technology may be incorrect. For example, some aspects of the technology in the new zinc facility have not been tested in exactly the same manner on a production scale or the equipment in the new zinc facility may not be operated in exactly the same manner as the other production environments. This could decrease the amount of SHG zinc, as well as other metals, that we are able to recover using the technology at the new zinc facility, which would increase the cost of the products that we expect to produce. We may also not be able to realize the reduced recycling costs or the logistical benefits that come from directly converting WOX to SHG zinc. If we are unable to successfully utilize the technology that we currently plan to use at the new zinc facility, we may not be able to fully realize the benefits that we expect from this new facility or we may be required to invest in additional equipment to realize these benefits. Further, we may be unable to penetrate the market for the SHG zinc that we plan to produce. Finally, the projected benefits at the new zinc facility are based on numerous other assumptions, including the recovery rate and prices of zinc and the other metals we expect to recover, energy consumption requirements, energy prices, the number of employees required to operate the new zinc facility and labor and maintenance costs at the new zinc facility. If any of our assumptions are incorrect, we may not realize the anticipated benefits from the new zinc facility, which could negatively impact our future business and results of operations.

Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay the notes or other debt we may occur.

Our ability to make scheduled payments of the principal or pay interest on or to refinance the Convertible Notes, the Senior Secured Notes, our credit facilities or other indebtedness we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Senior Secured Notes, our credit facilities or other debt obligations we may incur.

Our business could be harmed if we do not successfully manage the integration of businesses that we acquire in the future or we may not realize all or any of the anticipated benefits from acquisitions we make in the future.

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities, including the acquisition of Zochem on November 1, 2011 and HZP on November 16, 2012. The benefits of an acquisition, including our recent acquisitions, may often take considerable time to develop and may not be realized. Business acquisitions entail a number of inherent risks such as:

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

As of December 31, 2012, we had 1,062 employees, 777, or approximately 73%, of whom were covered by eight union contracts. The collective bargaining agreement for our Ellwood City, Pennsylvania facility expires in October 2013 and the rest of our collective bargaining agreements expire between 2014 and 2016. We may be unable to resolve any present or future contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities, such as experienced in the refinery incident at our Monaca, Pennsylvania facility that occurred on July 22, 2010 and the fire which occurred at our Ellwood City, Pennsylvania facility on October 28, 2012, could prevent us from meeting customer demand, reduce our sales, increase our costs and/or negatively impact our results of operations.

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

Additionally, on October 28, 2012, our Ellwood City facility, which was in the process of its annual maintenance shutdown, experienced an unrelated fire and incurred damage to a portion of the building. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. We do not expect to complete final repairs at this facility until the end of the first quarter of 2013. The damages from the fire exceeded the Company’s insurance deductible of $0.5 million. We submitted an estimated claim in the amount of $3.8 million relating to property damage and recorded $1.5 million in insurance recoveries, which represents the partial settlement of our claim at December 31, 2012.

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

Energy is one of our most significant costs, comprising approximately $87 million of our production costs at our Monaca and recycling facilities in 2012. Our processes rely on electricity, coke and natural gas in order to operate, and our freight operations depend heavily on the availability of diesel fuel. Energy prices, particularly for electricity, natural gas, coke and diesel fuel, have been volatile and have exceeded historical averages in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $8.7 million for 2012. In addition, the power purchase agreement at the Monaca, Pennsylvania facility, entered into in September 2011, will be subject to the same risks related to an increase in electricity costs. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2012, our ten largest customers were responsible for 36 % of our consolidated sales. In 2011, three of INMETCO’s customers provided 77% of its sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, some of our customers could become involved in bankruptcy or insolvency proceedings and could default on their obligations to us. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 45% by volume of our zinc product shipments in 2012 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a

Our operations are subject to numerous federal and state statutes that regulate the protection of the health and safety of our employees, and changes in health and safety regulation could result in significant costs, which would reduce our margins and adversely affect our cash flow from operations.

We are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”), and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and customers. We are also subject to federal and state laws regarding operational safety. Costs and liabilities related to worker safety may be incurred and any violation of health and safety laws or regulations could impose substantial costs on us. Possible future developments, including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal injury or property damages resulting from our operations could result in substantial costs and liabilities that could reduce the amount of cash that we would otherwise have to distribute or use to service our indebtedness or further enhance our business.

Litigation related to worker safety or employment laws may result in significant liabilities and limit our profitability.

We may be involved in claims and litigation filed on behalf of persons alleging injuries suffered predominantly because of occupational exposure to substances at our facilities, or allegations of violations of laws prohibiting discrimination, or harassment or providing other rights relating to the employment relationship. It is not possible to predict the ultimate outcome of these claims and lawsuits due to the unpredictable nature of personal injury or employment law litigation. If these claims and lawsuits, individually or in the aggregate, were finally resolved against us, our results of operations and cash flows could be adversely affected.

We are subject to stringent environmental regulation, which may cause us to incur significant costs and liabilities that could materially harm our operating results.

Our business is subject to a variety of environmental regulations and our operations expose us to various potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste RCRA. Failure to properly process and manage EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for remediation of hazardous substances in the environment. In addition, as part of the purchase of assets out of bankruptcy, we inherited responsibility for several environmental issues from our predecessor at our Palmerton, Pennsylvania and Bartlesville, Oklahoma facilities. The issues related to our Palmerton, Pennsylvania facility are cited in a 1995 EPA and PADEP consent decree, and the matters relating to our Bartlesville, Oklahoma facility are covered in a RCRA post-closure care permit issued by the Oklahoma Department of Environmental Quality. A reserve in the amount of $2.2 million was originally established as of December 31, 2010, to cover the cost of construction of a storage building for calcine kiln feed materials at our Palmerton, Pennsylvania facility ($1.5 million) and for ongoing post-closure groundwater monitoring and maintenance activities at our Bartlesville, Oklahoma facility ($0.7 million). The reserve ($1.5 million) for the Palmerton, Pennsylvania facility was removed during 2011 since the PADEP concurred with our assessment that construction of the storage building for calcine feed was not necessary. Consequently, no further reserves have been recorded. We may also incur costs related to future compliance with or violations of applicable environmental laws and regulations, including air emission regulations under “Maximum Achievable Control Technology” (“MACT”) rules relating to industrial boilers, future MACT regulations relating to the non-ferrous secondary metals production category and rules, compliance with the CO&A with PADEP entered into on November 21, 2012, related to the National Ambient Air Quality Standard (“NAAQS”) for lead emissions at our Monaca, Pennsylvania facility, and compliance with the “Cross State Air Pollution Rule”, which was indefinitely stayed in December 2011, that focuses on reducing emissions that affect a “downwind” state’s ability to meet NAAQS for a variety of pollutants, including nitrogen oxides and sulfur oxides, from our Monaca, Pennsylvania power plant and Pennsylvania regulations that are more stringent than the federal MACT regulations that would apply to mercury emissions from coal combustion at our Monaca, Pennsylvania power plant Our total cost of environmental compliance at any time depends on a variety of regulatory, legal, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Potential federal climate change legislation or greenhouse gas regulation could result in increased operating costs and reduced demand for our products.

Over the past two years, Congress has considered legislation that would cap and reduce emissions of greenhouse gases (“GHGs”) for most industrial sectors, although to date no major climate change bill has been enacted. In June 2009, the U.S. House of Representatives passed the American Clean Energy Security Act of 2009, which was introduced by Rep. Henry Waxman (D-CA) and Rep. Edward Markey (D-MA) and commonly known as “Waxman-Markey.” This bill would have established an economy-wide cap-and-trade system for emissions of GHGs, seeking to reduce them 17% below 2005 levels by 2020 and 83% below 2005 levels by 2050. Under Waxman-Markey, sources that emit GHGs would have been required to hold an emission allowance or an offset credit for each carbon dioxide-equivalent ton of a GHG emitted or produced on site. Broadly, Waxman-Markey and similar regulatory programs would likely have resulted in increased costs associated with the production and combustion of carbon-intensive fuels such as coal, oil, refined petroleum products, and gas. This bill was originally passed in the U.S. House, but was defeated in the Senate in 2009. It is possible that similar legislation could be proposed again in the near future.

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

On October 30, 2009, the EPA promulgated the Final Rule for the Mandatory Reporting of Greenhouse Gases (“GHG”). This rule became effective on December 29, 2009. As part of this rulemaking EPA identified zinc production as a Source Category consisting of zinc smelters and secondary zinc recycling facilities in Subpart GG of 40 CFR Part 98. This requires the reporting of carbon dioxide (“CO2”), methane (“CH4”), and nitrous oxide (“N2O”) from each Waelz kiln and electrothermic furnace used for zinc production. Additionally CO2, CH4 and N2O from each stationary combustion unit other than the Waelz kilns must also be reported. Starting in 2010, GHG emissions for sources emitting greater than 25,000 metric tons of CO2 equivalents (CO2(e)) are to be reported into a national database set up by the EPA. Some states such as Pennsylvania are now asking that this also be reported as part of an annual inventory submittal.

In addition to the reporting rule on May 13, 2010, the EPA issued a GHG Tailoring Rule that sets thresholds for GHG emissions that define when permits under the New Source Review Prevention of Significant

Deterioration (PSD) and Title V Operating Permit programs are required for new and existing sources. Under the Tailoring Rule PSD permitting requirements cover new construction projects that emit GHG emissions of greater than 100,000 metric tons even if they do not exceed the threshold limits for any other criteria pollutants. Modifications at existing facilities that increase GHG emissions by at least 75,000 metric tons are also subject to the PSD requirements. This rule also requires Title V Permits for facilities that emit greater than 100,000 tons per year of CO2(e). As part of the Tailoring Rule, the EPA was also required to look at permitting smaller sources of GHG emissions. This is currently on hold but can be expected at a later date.

EPA rules regulating GHG emissions have resulted and will continue to result in electric utilities increasing their rates to pay for compliance measures, and our electric power costs could significantly increase as a result.

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

As a result of the issuance of our 3.80% Convertible Notes on July 27, 2011 (the “Convertible Notes”), our 10.50% Senior Secured Notes on July 26, 2012 and borrowings on our Credit Agreement which closed on November 14, 2012, we currently have a significant amount of indebtedness. As of December 31, 2012, we had $285.1 million of total indebtedness outstanding (excluding $10.3 million of letters of credit outstanding under our Revolving Credit Facility (as amended “the ABL Facility”) and $11.2 million of surety bonds outstanding). We have approximately $62.7 million of available letter of credit and borrowing capacity under our ABL Facility, our Zochem Facility which closed on December 21, 2012 and our Credit Agreement. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.

For example, it could:

•	limit our ability to borrow additional amounts to fund working capital, capital expenditures, debt service requirements, execution of our business strategy, or acquisitions;

•	require us to dedicate a substantial portion of our cash flow from operations to pay principal and interest on our debt, which would reduce the funds available to us for other purposes;

•

make us more vulnerable to adverse changes in general economic, industry and competitive conditions, in government regulations and in our business by limiting our flexibility in planning for, and making it more difficult for us to react quickly to, changing conditions; and

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

Restrictive covenants in the indentures and credit agreements governing the Convertible Notes, Senior Secured Notes, the ABL Facility, the Zochem Facility and the Credit Agreement limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

These indentures and credit agreements contain and the agreements evidencing or governing other future indebtedness may contain, restrictive covenants that limit our ability to engage in activities that may be in our long-term best interests. These indentures and credit agreements limit our ability to:

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

Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. A breach of the covenants or restrictions under these indentures could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event our lenders and holders of the Convertible Notes or Senior Secured Notes accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in these indentures and agreements governing our other indebtedness could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and plan for or react to market conditions or otherwise execute our business strategies

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

As a result of our ABL Facility entered into on September 28, 2011 and our Zochem Facility entered into on December 21, 2012, Horsehead and Zochem are restricted, under certain circumstances, from providing cash to us. This may limit our ability to pay dividends on our common stock during the terms of these two credit facilities .

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

As of December 31, 2012, our zinc production operations are located in Monaca and Palmerton, Pennsylvania and Brampton, Ontario Canada and our principal zinc recycling operations are located in Palmerton, Calumet, Illinois; Rockwood, Tennessee; and Barnwell, South Carolina. Our nickel recycling operations are located in Ellwood City, Pennsylvania.

The chart below provides a brief description of each of our production facilities:

Location	Own/ Lease	Process	Product	Annual Capacity (tons)
Monaca, PA	Own	Finished Product	PW Metal	88,000
			Zinc Oxide	90,000
			SSHG Metal	15,000
			Zinc Powder	13,000	(1)
			Zinc Dust	5,900
Brampton, Ontario Canada	Own	Finished Product	Zinc Oxide	49,600
Barnwell, SC	Own	Recycling	CZO(2)	180,000	*
Calumet, IL	Own	Recycling	CZO	169,000	*
Palmerton, PA	Own	Recycling	Calcine	130,000	(3)
			CZO	273,000	*
			Zinc Powder	5,000 to 14,000	(4)
		Finished Product	Zinc Copper Base	3,000
Rockwood, TN	Own	Recycling	CZO	148,000	*
Ellwood City, PA	Own	Recycling	Nickel-chromium-iron alloy	70,000	*
			Cadmium	5,000
Total carbon steel EAF dust Recycling Capacity				770,000
Total Smelting Capacity				150,000

*	Represents EAF dust and other metal-bearing wastes recycling and processing capacity

(1)	Acquisition of HZP on November 16, 2012.

(2)	CZO, with approximately 55%—65% zinc content, is produced by our recycling operations and is used as a feedstock for our zinc facility in Monaca or further processed in Palmerton into zinc calcine (up to 65%—70% zinc content) before being used as a feedstock in Monaca.

(3)	Assumes that one of four kilns is operated to produce calcine and the other three kilns are operated to produce WOX.

(4)	Depending upon grade.

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

On November 21, 2012, Horsehead Corporation entered into a CO&A with the PADEP related to the resolution of fugitive emission violations at its Monaca, Pennsylvania facility and compliance with the “Lead NAAQS” rule of the U.S. Environmental Protection Agency. The CO&A requires, among other things, that Horsehead Corporation discontinue production of zinc metal from the Monaca facility on or before October 1, 2014, and until that time operate the facility in a manner consistent with good operating practices and to submit semi-annual progress reports to the PADEP on these activities. In the event of non-compliance, certain specified daily penalties would be payable, ranging from $375 to $10,000, depending on the specific section of the CO&A with which Horsehead Corporation failed to comply, and in the event that Horsehead Corporation complies with the terms in the CO&A but fails to comply with state fugitive and/or visible air emissions standards, a penalty in the amount of $9,000 per month shall be payable upon written demand of PADEP.

ITEM 4. MINE	SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. The highest and lowest sale prices of our common stock for the most recent eight quarters were:

Quarter	High	Low
2012
10/01/12 — 12/31/12	$10.25	$8.20
07/01/12 — 09/30/12	$10.53	$8.43
04/01/12 — 06/30/12	$11.76	$8.57
01/01/12 — 03/31/12	$12.65	$9.37
2011
10/01/11 — 12/31/11	$9.76	$6.24
07/01/11 — 09/30/11	$13.87	$7.11
04/01/11 — 06/30/11	$17.98	$10.53
01/01/11 — 03/31/11	$17.97	$11.70

As of March 12, 2013, there were 5 holders of record of our common stock and approximately 11,600 beneficial owners of such stock. The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island, 02940-3078, Toll-free telephone 800-622-6757 (US, Canada, Puerto Rico), 781-575-4735 (non-US).

Unregistered Sales of Equity Securities

Issuance of Convertible Senior Notes

On July 27, 2011, we completed the private placement of $100.0 million aggregate principal amount of 3.80% Convertible Notes due July 1, 2017. The Convertible Notes were offered at an initial issue price of 100% which resulted in net proceeds of $97.0 million, after underwriting discounts. The representative for the initial purchasers was Stifel, Nicolaus & Company, Incorporated.

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

Neither the Convertible Notes nor the shares of common stock issuable upon conversion of the Convertible Notes are registered under the Securities Act of 1933, as amended, or the securities laws of any other jurisdiction. The offering was only made to qualified institutional buyers in accordance with Rule 144A under the Securities Act.

We used the proceeds from the issuance of the Convertible Notes for the initial stages of construction of our new zinc facility and general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

Dividends

We currently do not plan to pay dividends on our common stock. As a result of our ABL Facility entered into on September 28, 2011 and our Zochem Facility entered into on December 21, 2012, Horsehead and Zochem are restricted, under certain circumstances, from providing cash to us This may limit our ability to pay dividends on our common stock during the terms of these two credit facilities.

Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, debt covenants, any contractual restrictions and any other considerations our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans may be found in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph

The following graph compares the sixty month cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from January 1, 2008 through December 31, 2012, the end of our fiscal year. The graph assumes investments of $100 on January 1, 2008 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. The Old Peer Group Index is composed of Harsco Corp., Lundin Mining Corp., Nyrstar, Schnitzer Steel Industries Inc., Teck Cominco Limited, Umicore SA, Sims Group Limited, and Hudbay Minerals Inc. and is weighted by each of their relative market capitalizations at the beginning of each year for which returns are reported. During 2013, a portion of managements long term incentive program will be based on the performance of the Company’s total shareholder return over a three year period compared to that of a group of global metals companies. Based on this change, management has prepared the performance graph based on the global metals companies which are included in the calculation under the long term incentive program. This New Peer Group is composed of HudBay Minerals, Inc., Nyrstar, Abengoa S.A., Materion Corporation, Quanex Building Products Corporation, Vale S.A., Freeport-McMoRan Copper &Gold Inc., Teck Resources Limited, RTI International, Inc., Hecla Mining Co., Haynes International, Inc. and Glencore Intl.

	2007	2008	2009	2010	2011	2012
Horsehead Holding Corp.	100	28	75	77	53	60
Russell 2000	100	66	107	107	102	119
Old Peer Group	100	40	91	91	62	66
New Peer Group	100	34	88	114	74	74

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2012, and we do not have a formal or publicly announced stock repurchase program.

ITEM 6. SELECTED	FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 20010, 2009 and 2008 and for the years ended December 31, 2009 and 2008 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands, except for LME price and per share data)
Statement of income (loss) data:(2)
Net sales	$435,666	$451,180	$382,362	$216,530	$445,921
Cost of sales (excluding depreciation and amortization)	432,557	377,401	305,522	226,171	353,248
Depreciation and amortization	26,193	22,025	18,612	15,982	12,797
Selling, general and administrative expenses	20,882	22,942	18,672	17,080	18,184

Total costs and expenses	479,632	422,368	342,806	259,233	384,229
(Loss ) income from operations	(43,966)	28,812	39,556	(42,703)	61,692
Interest expense	(7,684)	(3,324)	(1,226)	(2,340)	(1,474)
Gain on bargain purchase of business	1,781	4,920	—	—	—
Interest and other income	2,694	1,948	849	883	1,871

(Loss) income before income taxes	(47,355)	32,356	39,179	(44,160)	62,089
Income tax (benefit) provision	(16,928)	10,902	14,409	(16,689)	22,647

Net (loss) income	$(30,427)	$21,454	$24,770	$(27,471)	$39,442

Net income (loss) per share:
Basic	$(0.69)	$0.49	$0.57	$(0.73)	$1.12
Diluted	$(0.69)	$0.49	$0.57	$(0.73)	$1.12
Balance sheet data (at end of period):
Cash and cash equivalents	$244,119	$188,500	$109,557	$95,480	$122,768
Working capital	265,571	260,930	170,120	143,455	160,912
Property, plant and equipment, net	405,222	260,052	218,652	191,307	136,141
Total assets	811,828	631,492	496,136	438,262	358,478
Total long-term obligations, less current maturities	263,334	79,663	255	255	58
Stockholders’ equity	383,281	412,251	373,010	345,417	286,559
Cash flow statement data:
Operating cash flow	$64,232	$32,274	$57,306	$(6,733)	$94,007
Investing cash flow	(181,177)	(51,558)	(44,134)	(104,924)	(50,671)
Financing cash flow	172,263	98,187	905	84,369	3,263
Other data:
Tons of zinc product shipped	189	152	137	118	154
Average LME zinc price(1)	$0.88	$0.99	$0.98	$0.75	$0.85
Capital expenditures	184,541	64,709	44,704	37,151	50,671
Depreciation and amortization	26,193	22,025	18,612	16,981	13,463

(1)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

(2)	We acquired INMETCO on December 31, 2009 for a purchase price of $38,567, Zochem on November 1, 2011 for a purchase price of $15,078 and HZP on November 16, 2012 for a purchase price of $1,101.

ITEM 7. MANAGEMENT’S	DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Our History

We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest refiner of zinc oxide and PW zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries and other types of batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel products and services.

While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products at our Monaca, Pennsylvania facility, and our nickel-based products at our INMETCO facility, using nearly 100% recycled zinc, including zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We also produce zinc products at our Brampton, Ontario, Canada facility and utilize SHG zinc metal as raw material feedstock. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. INMETCO also provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic acquisitions and investments

During September 2011, we began construction on a new zinc facility located in Rutherford County, North Carolina, which we anticipate will be capable of production in excess of 150,000 tons of zinc metal per year, including SHG zinc, CGG zinc, as well as PW zinc and will also enable us to potentially recover other marketable metals from EAF dust. The new facility will significantly reduce our manufacturing conversion costs due to the lower energy usage, higher labor productivity and lower maintenance needs associated with the new technology to be employed at the facility. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers operated by steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the process will allow us to recover value from new metals such as silver and lead as well as the copper contained in EAF dust. Total capital expenditures for the construction of the new zinc facility are currently estimated to be approximately $415 million. We have recorded approximately $206 million of total project costs, excluding capitalized interest, through December 31, 2012.

To fund the initial stages of construction, we issued $100.0 million in principal amount of Convertible Notes on July 27, 2011 in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into a $60.0 million ABL Facility to support our liquidity needs during construction and to allow for the availability of previously restricted cash. We were able to release $18.7 million of restricted cash which was replaced with $17.8 million in letters of credit under the ABL Facility. On July 26, 2012, we issued $175.0 million of Senior Secured Notes in a private placement. We received proceeds of $171.8 million and recognized approximately $7.7 million in issuance costs in connection with the offering. In addition, on August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to Euros 14.6 million (approximately $20.3 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for payment of the insurance premium on this loan. On December 21, 2012, we entered into the $15.0 million Zochem Facility to support liquidity needs for its production capacity expansion under construction in Brampton, Ontario. We intend to use the net proceeds of approximately $164.1 million from the Senior Secured Notes offering, $51.3 million of availability under the ABL and Zochem Facilities, and $11.4 million of availability under the Credit Agreement, together with cash on hand, to complete the construction of the new zinc facility and for general corporate purposes, including working capital needs, investment in other business initiatives, other capital expenditures and acquisitions.

On November 16, 2012, we acquired the single membership interest in MZP, a leading manufacturer of zinc powders for the alkaline battery business. We had been a long-term supplier of SSHG zinc metal to MZP which is co-located at the site of our Monaca zinc smelter. MZP was re-named HZP and its operations will continue at its current location for the near term. The acquisition will help facilitate the transition of our Monaca operations in 2013 and opens the possibility of relocating this business to the new zinc facility site to realize operating efficiencies at some point in the future.

On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP (“Shell”), which if exercised, would require us to vacate our facility in Monaca by April 30, 2014. On December 28, 2012, Shell extended its option to June 30, 2013. In the event that Shell does not exercise its option to purchase our Monaca facility, we still intend to shut down the smelting operations when the new zinc facility becomes operational and the refinery operations when the expanded capacity at Zochem becomes operational.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada from Hudbay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. We recently announced that we have decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. The expansion project, which will increase the total zinc oxide production capacity at Zochem to 72,000 tons per year, should be completed by mid-2013 prior to the closure of the Monaca smelter.

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

Economic Conditions and Outlook

We have seen higher EAF dust receipt levels since the beginning of 2013 due in part to additional contracts entered into in 2012 and due in part to stronger steel production in 2013 . We restarted two kilns in early February 2013 that were temporarily idled during the fourth quarter of 2012 and we expect to operate all nine of our Waelz kilns through the first quarter of 2013. We also expect to operate our six zinc smelting furnaces through the end of the first quarter of 2013. We expect to build some inventory of zinc metal products, particularly metal, during the first three quarters of 2013 to allow us to serve the market during the ramp up of the North Carolina facility during the fourth quarter. As a result of our decision to close the Monaca zinc oxide refinery by the end of 2013 and shift the higher margin portion of our current Monaca business to Zochem upon completing the expansion program at the Brampton facility, we expected total oxide shipments to be about 15% lower in 2013 than in 2012. However through the early part of 2013, demand has been stronger than anticipated. We expect this trend to continue at least through the first quarter of 2013. At the end of 2012, we entered into several tolling agreements and are beginning to see evidence of slight strengthening of stainless steel production and therefore anticipate an increase in receipts of nickel bearing waste materials in the first quarter of 2013.Zinc and nickel prices have also shown some recovery since the start of 2013.

During 2012, the economy continued to remain stable. Our quarterly zinc product shipment levels for 2012, excluding Zochem shipments, improved slightly over the quarterly shipment levels for 2011. Zinc metal shipments and zinc oxide shipments, at our Monaca facility, both improved 5% over 2011 shipments. In 2012, as a result of the lower dust receipts levels at our recycling facilities during the third and fourth quarters and improvements in kiln uptime realized in the fourth quarter, we idled one kiln in October and a second kiln intermittently since December.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel.    Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2012, comprised approximately 79% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Zinc prices experienced a period of general decline between 2000 and 2003, primarily due to increased exports from China and declines in global zinc consumption. During 2004, however, zinc prices began to recover, primarily due to increases in global zinc demand, including in China, and to declines in global production due to closed or permanently idled zinc mining and smelting capacity. Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and through the first half of 2011; however, during the second half of 2011, the monthly average zinc prices began a steady decline which continued through the end of 2011 but then stabilized during 2012.

Average monthly, daily and yearly LME zinc prices for the years 2004 through 2012 were as follows:

LME Zinc Prices	2004	2005	2006	2007	2008	2009	2010	2011	2012
Monthly Average
High	$0.54	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93
Low	$0.44	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82

Daily High	$0.58	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99
Daily Low	$0.43	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80
Average per year	$0.48	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88

In 2009, we purchased put options for 2010 for a financial hedge of approximately 100,000 tons of zinc, having a strike price of $0.65 per pound at a cost of $5.3 million. At the time of the purchase, the options represented approximately 80% of our anticipated sales volume for 2010. The options expired during 2010 with no settlement payment due to us.

In 2010, we purchased 2011 put options as a financial hedge for approximately 99,000 tons of zinc for 2011, having a strike price of $0.65 per pound. The purchases represented approximately 70% of our expected zinc production for 2011. We also sold 2011 put options for approximately 35,000 tons of zinc having a strike price of $0.55 per pound. The cost of the options purchased was $3.0 million and the proceeds from the options sold was $0.2 million. These options expired during 2011 with no settlement amounts due to us and no settlement amounts due from us.

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we originally entered into these hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. The value of the zinc call options with a $1.81 per pound strike price was negligible at December 31, 2011.

The 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and we received $0.8 million in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the year ended December 31, 2012, was above the strike prices for the contracts and they consequently expired with no additional settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the year ended December 31, 2012.

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production representing 75% of the expected shipments for the period from January 2013 through December 2013. We purchased the zinc put options, for the second half of 2013 at a cost of $4.9 million These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. For further discussion on our hedging activities, see “Results from Operating Activities” in the “Liquidity and Capital Resources” section.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2012 were as follows:

LME Nickel Prices	2010	2011	2012
Daily High	$11.81	$13.17	$9.90
Daily Low	$8.36	$7.68	$6.89
Average per year	$9.89	$10.36	$7.97

Demand for Zinc and Nickel-Based Products.    We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders, nickel-based products and services, as well as from the collection and recycling of EAF dust. Demand for our products and services decreased significantly in the fourth quarter of 2008 due to the severe economic slowdown and continued into the first quarter of 2009. Demand for our products began to increase in the second quarter of 2009 and has continued to increase through 2012, as our smelting facility and recycling plants operated at near-capacity during 2012, reflecting some increase in market share and some strengthening of underlying market demand. . Our zinc equivalent production of zinc products at our Monaca, Pennsylvania facility for 2012 was 142,000 tons compared to 137,000 and 124,000 tons in 2011 and 2010, respectively.

Weekly steel industry capacity utilization was at its lowest level in several years during the first half of 2009, but began to increase during the second quarter of 2009 through the second quarter of 2010 then leveled during the third and fourth quarters of 2010. During the fourth quarter of 2011, we wrote off the remaining assets of our Beaumont, Texas facility, our smallest and highest cost facility, which had been idled and its assets written down to net realizable value in 2009. . We began operations at the first kiln at our Barnwell, South Carolina facility in April of 2010 and the second kiln in September of 2010. Weekly steel capacity utilization continued its general upward trend from 2010 through the first quarter of 2011 and has remained relatively constant in the mid 70% range throughout the first half of 2012 but dipped in the fourth quarter of 2012 to its lowest average quarterly level since 2010.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts			Revenue/Ton
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(Tons, in thousands)			(In U.S. dollars)
Product:
Zinc Products	189	152	137	$1,875	$2,024	$1,976
EAF Dust	618	528	532	$69	$69	$74
Nickel-based products	28	28	27	$1,717	$1,930	$1,768

Cost of Sales (excluding depreciation and amortization).    Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. In 2012, our zinc related purchased feedstock costs at our Monaca facility comprised approximately 19% of our production costs compared to 18% for 2011 and 19% for 2010. Purchased feedstock related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. For 2012, the conversion related costs were 48% and EAF based feedstock represented 33% of our production costs at our Monaca facility. Purchased feedstock costs at our Zochem facility, which comprised 88% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 12% of our 2012 production costs at our Zochem facility.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. During 2012, we recorded LCM adjustments of $1.4 million. In 2011, we recorded LCM adjustments totaling $0.8 million. No LCM adjustment was recorded in 2010. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through cost of sales during the same month it is purchased.

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

Refinery incident at our Monaca, Pennsylvania facility on July 22, 2010 and fire at our INMETCO facility on October 28, 2012

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

We pursued recovery of the cost of repairs, lost profit and other losses from our zinc oxide and refined metal, subject to customary deductibles, under our business interruption and property insurance. We submitted a claim totaling $33.8 million and reached a final settlement in the amount of $29.6 million in the first quarter of 2011. As of December 31, 2011, the entire insurance recoveries of $29.6 million had been received in cash.

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, they experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. We expect all of the repairs to be completed by the end of the first quarter of 2013. The damages from the fire exceeded our insurance deductible of $0.5 million and an estimated claim of $3.8 million was submitted for property damage insurance recovery. We have recorded $1.5 million in insurance recoveries relating to property damage from our insurance carriers through December 31, 2012.

See Footnote BB — Insurance Recoveries in our Audited Consolidated Financial Statements.

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

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. Changes in zinc pricing have impacted our sales revenues since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in an attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.

Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas to operate. Our freight operations depend heavily on the availability of diesel fuel. Energy prices, particularly for coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In September 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility at rates lower than the cost at which we are currently able to produce power on-site, which led to our decision to idle our Monaca, Pennsylvania power plant in September 2011. During the fourth quarter of 2012, the power plant was written down to its net realizable value as we have determined that it will not be restarted prior to the closure of the Monaca facility.

The historically high zinc prices from 2006 into 2008 also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as new EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, Steel Dust Recycling started up its Waelz kiln facility located in Alabama in 2008.

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

Revenue Recognition

We recognize revenues from the sale of finished goods at the point of passage of title or risk of loss, which is generally at the time of shipment. Our service fee revenue is generally recognized at the time of receipt of EAF dust, which we collect from steel mini-mill operators.

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

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The three levels are described as follows:

•

Level 1 — Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note G – Cash and Cash Equivalents in our Audited Consolidated Financial Statements). The pension assets are carried at fair value and are considered to be in Level 1 of the fair value hierarchy (see Note R – Employee Benefit Plans in our Audited Consolidated Financial Statements).

•

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note T – Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements).

•

Level 3 — Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in level 3 of the fair value hierarchy (see Note N — Long-Term Debt). The Senior Secured Notes, issued on July 26, 2012, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in level 3 of the fair value hierarchy (see Note N — Long-Term Debt in our Audited Consolidated Financial Statements).

When developing the fair value measurements, we use quoted market prices whenever available or seek to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available.

Derivatives

We do not enter into derivative financial instruments unless we have an existing asset or obligation or anticipate a future activity that could result in exposing us to market risk. We use various strategies to manage our market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from our primary business activity.

We record derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of the valuations provided by third party counterparties with whom we have entered into substantially identical derivative contracts compared to our internal valuations. We also compare the counterparty’s valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, we utilize LME-registered contracts entered into with the London Clearing House for a majority of the contracts. In addition, we minimize credit loss by utilizing six different brokers for our derivative contracts. (See Note T — Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements).

Impairment

Long lived assets are reviewed for impairment when events and circumstances indicated that the carrying amount of an asset may not be recoverable. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

We have no goodwill.

Acquisitions

We recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Acquisition costs are expensed as incurred.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	99.3	83.6	79.9
Depreciation and amortization	6.0	4.9	4.8
Selling, general and administrative expenses	4.8	5.1	4.9

(Loss) income from operations	(10.1)	6.4	10.4
Interest expense	1.8	0.7	0.3
Gain on bargain purchase of business	0.4	1.1	0.0
Other income	0.6	0.4	0.2

(Loss) income before income taxes	(10.9)	7.2	10.3
Income tax (benefit) provision	3.9	2.4	3.8

Net (loss) income	(7.0)%	4.8%	6.5%

Net (loss) income per share
Basic	$(0.69)	$0.49	$0.57

Diluted	$(0.69)	$0.49	$0.57

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Options Settlement Periods
	2010	2011	2012	2013	Swaps	Total
Fair value December 31, 2009	737	—	—	—	1,157	1,894
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	—	—	(262)	(262)
Mark to market adjustment on open positions	(368)	—	—	—	119	(249)

Fair value March 31, 2010	369	—	—	—	1,014	1,383
Purchases	—	882	—	—	—	882
Write-off of expired positions	(1)	—	—	—	(283)	(284)
Mark to market adjustment on open positions	813	1,441	—	—	(616)	1,638

Fair value June 30, 2010	1,181	2,323	—	—	115	3,619
Purchases	—	1,307	—	—	—	1,307
Write-off of expired positions	(214)	—	—	—	13	(201)
Mark to market adjustment on open positions	(962)	(2,668)	—	—	461	(3,169)

Fair value September 30, 2010	5	962	—	—	589	1,556
Purchases	—	585	—	—	—	585
Write-off of expired positions	(5)	—	—	—	(299)	(304)
Mark to market adjustment on open positions	—	(968)	—	—	115	(853)

Fair value December 31, 2010	—	579	—	—	405	984
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	(1)	—	—	(334)	(335)
Mark to market adjustment on open positions	—	(427)	—	—	(34)	(461)

Fair value March 31, 2011	—	151	—	—	37	188
Purchases	—	—	*	*	—	—
Write-off of expired positions	—	—	—	—	(66)	(66)
Mark to market adjustment on open positions	—	(117)	(10,288)	(4,931)	963	(14,373)

Fair value June 30, 2011	—	34	(10,288)	(4,931)	934	(14,251)
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	—	—	(556)	(556)
Mark to market adjustment on open positions	—	38	25,834	13,148	(12)	39,008

Fair value September 30, 2011	—	72	15,546	8,217	366	24,201
Purchases	—	—	7,835	7,908	32	15,775
Write-off of expired positions	—	(72)	(3,404)	(2,281)	(339)	(6,096)
Mark to market adjustment on open positions	—	—	(2,254)	(141)	(1,029)	(3,424)

Fair value December 31, 2011	—	—	17,723	13,703	(970)	30,456
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	(2,620)	—	287	(2,333)
Mark to market adjustment on open positions	—	—	(9,160)	(5,306)	1,640	(12,826)

Fair value March 31, 2012	—	—	5,943	8,397	957	15,297
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	(743)	—	(254)	(997)
Mark to market adjustment on open positions	—	—	(807)	(293)	(441)	(1,541)

Fair value June 30, 2012	—	—	4,393	8,104	262	12,759
Purchases	—	—	—	1,608	—	1,608
Write-off of expired positions	—	—	(1,464)	—	(154)	(1,618)
Mark to market adjustment on open positions	—	—	(2,622)	(5,198)	624	(7,196)

Fair value September 30, 2012	—	—	307	4,514	732	5,553
Purchases	—	—	—	3,337	—	3,337
Write-off of expired positions	—	—	(307)	—	(562)	(869)
Mark to market adjustment on open positions	—	—	—	(3,449)	188	(3,261)

Fair value December 31, 2012	$—	$—	$—	$4,402	$358	$4,760

*	Put and call options were purchased and call options were sold having a net zero cash outlay

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2011				2012
Average LME zinc price	Quarter ended				Quarter ended
	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Quarter	$1.09	$1.02	$1.01	$0.86	$0.92	$0.87	$0.86	$0.88
Year-to-date	$1.09	$1.05	$1.04	$0.99	$0.92	$0.90	$0.88	$0.88

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Consolidated net sales.    Consolidated net sales decreased $15.5 million, or 3.4%, to $435.7 million for 2012 compared to $451.2 million for 2011. Net sales for 2012 include $30.6 million of net unrealized losses relating to hedging activities. Net sales for 2011 includes net realized gains of $13.4 million related to the purchase of previously sold call positions and net unrealized gains of $0.3 million related to other hedging activities. Excluding the net unrealized adjustments related to hedging activities, consolidated net sales increased $15.4 million, or 3.4%, to $466.3 million in 2012 from $450.9 million for 2011. The increase includes a $21.4 million increase in net sales for Zinc products and services (“Zinc”) and $6.0 million decrease in Nickel products and services (“Nickel”). 2011 Zinc net sales include the sales of Zochem, which was acquired on November 1, 2011, for the two month period ending December 31, 2011.

Consolidated cost of sales (excluding depreciation and amortization).    Consolidated cost of sales increased $55.2 million, or 14.6%, to $432.6 million for 2012 compared to $377.4 million for 2011. Cost of sales for 2012 and 2011 include impairment charges of $25.3 and $9.8 million, respectively, related to the Monaca, Pennsylvania facility. Zinc cost of sales for 2011 include benefits from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up, of $9.4 million. Nickel cost of sales for 2012 include benefits from property damage insurance recoveries, net of additional cost of repairs and clean-up of $1.1 million. Excluding the additional costs and insurance recoveries and the impairment charges, cost of sales increased $31.4 million, or 8.3%, to $408.4 million for 2012 from $377.0 million for 2011. The increase includes a $32.4 million increase in Zinc cost of sales, which included an increase of 24.3% in zinc products shipped primarily due to a full year of Zochem sales. Nickel cost of sales decreased$1.0 million.

Consolidated depreciation and amortization.    Consolidated depreciation and amortization increased $4.2 million, or 18.9% to $26.2 million for 2012 compared to $22.0 million for 2011. The increase primarily reflects $1.6 million in accelerated depreciation resulting from shortening the useful lives of the Monaca refinery and smelting plant assets, a full year of Zochem depreciation of $0.4 and increased depreciation by $2.2 million in 2012.

Consolidated selling, general and administrative expenses.    Consolidated selling, general and administrative expenses decreased $2.1 million, or 9.0% to $20.9 million for 2012 compared to $22.9 million for 2011. The decrease primarily reflects a decrease of $0.7 million in labor costs of which $0.5 million relates to non cash stock based compensation expense and a decrease of $0.4 million in non income related taxes. In addition, 2011 includes approximately $1.0 million of costs related to the acquisition of Zochem on November 1, 2011. Selling, general and administrative costs for 2012 includes an entire year of Zochem costs.

Consolidated other income (expense).    Consolidated other income (expense) decreased $6.9 million, on a net basis, to $(3.4) million of expense in 2012 compared to $3.5 million income in 2011. Other income (expense) for 2012 and 2011 include gains on bargain purchases related to the acquisitions of HZP and Zochem, of $1.8 million and $4.9 million, respectively. Interest expense increased $4.5 million, excluding capitalized interest, primarily due to the issuance of the Senior Secured Notes on July 26, 2012. Interest and other income increased $0.7 million.

Consolidated income tax (benefit) provision.    The consolidated income tax benefit was $(16.9) million for 2012 compared to an income tax provision of $10.9 million for 2011. Our effective tax rate for 2012 was 35.8% compared to 33.7% for 2011. The increase in the effective rate is primarily due to the gain on bargain purchase of a business in 2011 which was not taxable as a result of the transaction being a stock purchase.

Consolidated net (loss) income.    For the reasons stated above, our net loss was $(30.4) million for 2012, compared to net income of $21.5 million for 2011.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales.    Net sales increased $21.4 million, or 5.5%, to $409.8 million for 2012 from $388.4 million in 2011 after excluding unrealized adjustments related to our hedging activities. The increase was a result of a $75.7 million increase in sales volume reflecting a net increase in shipments and the inclusion in 2012 of a full year of net sales from Zochem which was acquired on November 1, 2011, a $28.3 million decrease in price realization and a decrease in miscellaneous and other sales of $26.0 million. 2011 miscellaneous and other sales include $7.7 million in net sales related to the sale of excess coal due to the idling of the power plant in September 2012, a realized gain of $13.4 million related to the purchase of previously sold call positions and WOX sales of approximately $5.0 million.

Zinc product shipments were 189,044 tons for 2012, or 170,123 tons on a zinc contained basis, compared to 151,997 tons, or 139,515 tons on a zinc contained basis, for 2011. The average sales price realization for zinc products on a zinc contained basis, was $1.04 per pound compared to $1.10 per pound for 2011. The decrease was primarily the result of a decrease of 11.1% in the LME average zinc price compared to 2011.

Net sales of zinc metal decreased $8.0 million, or 4.4%, to $173.6 million for 2012 from $181.6 million for 2011. The decrease was primarily attributable to a $16.6 decrease in price realization partially offset by a $8.6 million increase in sales volume. The decrease in price realization was due to a decrease in the average LME zinc price for 2012 compared to 2011. Zinc metal premiums in 2012, however, were higher due to exported zinc metal during the second half of 2011, which was at a lower premium.

Net sales of zinc oxide increased $53.4 million, or 43.6%, to $175.9 million for 2012 from $122.5 million for 2011. The increase was primarily due to a $63.2 million increase in sales volume partially offset by a $9.8 million decrease in price realization. The increase in volume reflects the inclusion of an entire year of sales from Zochem compared to two months of sales from Zochem in 2011.

Net sales of zinc and copper based powders decreased $2.3 million, or 13.7%, to $14.6 million in 2012 from $17.0 million for 2011. The decrease was attributable to a $0.7 million decrease in shipment volume and $1.6 million decrease in price realization. The decrease in shipment volume was attributable to our copper-based powders was partially offset by the inclusion of sales of HZP, which we acquired on November 16, 2012. The decrease in price realization was attributable to both our zinc and copper-based powders.

Revenues from EAF dust recycling increased $6.0 million, or 16.2%, to $42.6 million in 2012 from $36.6 million in 2011. The increase was primarily attributable to an increase in EAF receipts of 16.9%. EAF dust receipts increased to 618,366 tons in 2012 compared to 528,066 tons in 2011.

Cost of sales (excluding depreciation and amortization).    Cost of sales increased $57.2 million, or 16.8%, to $397.2 million in 2012 from $340.0 million in 2011. After excluding impairment charges recorded in 2012 and 2011 of $25.3 million and $9.8 million, respectively, and net insurance recoveries of $9.4 million in 2011, cost of sales increased $32.4 million, or 9.5%, to $371.9 million in 2012 from $339.5 million in 2011.

The cost of zinc material and other zinc related products sold, excluding Zochem, impairment charges and net insurance recoveries, decreased $26.4 million, or 8.6%, to $279.6 million in 2012 from $306.0 million in 2011. The decrease was primarily due to a decrease of $25.7 million in the cost of products shipped partially offset by an increase of $11.0 million increase in shipment volume. In addition, 2011 included costs of $9.4 million related to the sale of excess coal, additional costs of $1.8 million related to the Monaca power plant, which was idled in September 2011 and $2.4 million in costs related to WOX sales. 2011 also included the reversal of $1.5 million in an environmental reserve. Conversion costs for 2012 reflect an increase in production levels of 6.4% compared to 2011. In addition to the increase in production volume, energy costs increased $0.9 million, which was the result of an increase of 15.4% in the cost of coke primarily offset by a decrease in the cost of electricity and natural gas. Labor costs, after excluding a $2.3 million increase related to signing bonuses for several union contracts which occurred in 2011, increased $2.4 million which reflects the increase in production. Additionally, maintenance costs increased $2.3 million and services increased $1.5 million. The cost of purchased feed expressed as a percentage of the LME remained approximately the same for both 2012 and 2011.

Zochem cost of sales increased $49.8 million in 2012, which included an entire year of costs compared to only two months in 2011.

The cost of EAF dust services increased $8.9 million, or 37.0%, to $33.1 million in 2012 from $24.1 million in 2011. The increase primarily reflects an increase in transportation costs of $4.8 million and an increase of $4.1 million in volume. Cost per ton increased 17.0% in 2012 as compared to 2011.

(Loss) income before income taxes.    For the reasons stated above, income before income taxes decreased $73.5 million to $(56.8) million in 2012 from $16.7 million in 2011.

Nickel Products and Services (“Nickel”)

Net sales.    Net sales decreased $6.0 million, or 9.5%, to $56.5 million in 2012 from $62.5 million in 2011. The decrease was mainly the result of a $6.8 million decrease from lower price realization and a $0.8 million increase from higher environmental service receipt volume. Lower nickel prices for 2012 compared with 2011 were the primary reason for the lower price realization.

Cost of sales (excluding depreciation and amortization).    Cost of sales decreased approximately $1.0 million, or 2.6%, to $36.5 million in 2012 from $37.5 million in 2011, after excluding net insurance recoveries of $1.1 million related to the fire on October 28, 2012. The decrease was primarily due to a decrease in the cost of products shipped. The decrease in the cost of products shipped was primarily due to lower raw material costs, resulting from lower LME nickel prices, and lower energy costs.

Income before income taxes.    For the reasons stated above, income before income taxes, decreased $3.6 million, or 19.4%, to 15.0 million in 2012 from $18.6 million for 2011.

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

Consolidated income tax provision.    Consolidated income tax provision was $10.9 million for 2011 compared to $14.4 million for 2010. Our effective tax rate for 2011 was 33.7% compared to 36.8% for 2010. The decrease in the effective rate is primarily due to the gain on bargain purchase of a business which was not taxable as a result of the transaction being a stock purchase.

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

Net sales of zinc metal increased $10.5 million, or 6.1% to $181.7 million for 2011 from $171.2 million for 2010. The increase was primarily attributable to a $4.6 million increase in sales volume and a $5.9 million increase in price realization. The increase in price realization is due to an increase in the zinc metal premiums to the LME zinc price for 2011 compared to 2010, despite a relatively flat LME zinc price for 2011 as compared to 2010. Zinc metal premiums in 2010 were lower due to exported zinc metal during the second half of 2010, which was at a lower premium. We increased our shipments, in the second half of 2010 beyond our traditional markets, which sold at a price discount to the LME to partially offset the loss of zinc oxide shipments resulting from the refinery incident that occurred in late July 2010 at our zinc oxide refining facility in Monaca, Pennsylvania.

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

The cost of zinc material and other zinc related products sold increased $67.8 million, 27.3%, to $315.8 million in 2011 from $248.0 million in 2010. The increase, which also included two months of operations for Zochem, was primarily due to an increase of $28.1 million in shipment volume, a $12.8 million increase in the cost of products shipped, $9.4 million related to the sale of excess coal due to the temporary idling of the Monaca power plant in September 2011 and a $9.8 million initial impairment charges related to the Monaca facility. This increase was offset by a decrease in other costs of $1.3 million which is primarily related to a reduction in costs related to the Monaca power plant which was idled in September 2011. Cost of sales for 2011 and 2010 include $10.3 million and $19.3 million, respectively, related to insurance recoveries from the refinery incident that occurred at the Monaca facility in July 2010. Conversion costs for 2011 reflect an increase in production levels of 10.9% compared to 2010. In addition to the increase in production volume, energy costs increased $15.8 million, the majority of which resulted from an increase in the cost of coke. Labor costs increased $10.5 million, which reflects the increase in production and includes a one time charge of approximately $2.3 million related to signing bonuses for several union contract renewals which occurred during 2011. Additionally, maintenance costs increased $1.8 million and services increased $2.9 million. The conversion cost increases were compounded by an increase in purchased feed costs of $5.4 million in 2011 compared to 2010. The cost of purchased feed expressed as a percentage of the LME remained relatively the same for both 2011 and 2010.

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

Liquidity and Capital Resources

Our balance of cash and cash equivalents at December 31, 2012 was $244.1 million, a $55.6 million increase from the December 31, 2011 balance of $188.5 million. Cash and cash equivalent are held in four US banks and one Canadian bank.

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. The Senior Secured Notes will pay interest semiannually on December 1st and June 1st, at a rate of 10.50% per annum. The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by our existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the Amended Revolving Credit Facility (the “ABL Facility”). The ABL Facility is fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries.

On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to Euros 14.6 million (approximately $20.3 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. We closed on the Credit Agreement on November 14, 2012. As of December 31, 2012, we had $9.8 million in outstanding borrowings on this Credit Agreement.

On December 21, 2012, Zochem entered into the $15.0 million Zochem Facility, as borrower, with PNC Bank, Canada Branch, as agent and lender. The Company also entered into the Zochem Facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion currently under construction in Brampton, Ontario.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance, which includes the net proceeds of approximately $164.1 million from the Senior Secured Notes offering, $51.3 million of availability under our two credit facilities, $11.4 million of availability under the Credit Agreement, our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Total capital expenditures for the construction of the new zinc facility are currently estimated to be approximately $415 million. We have recorded approximately $206 million of total project costs, excluding capitalized interest, through December 31, 2012. Capital expenditures for 2013 are estimated to be approximately $238 million, which includes $209 million related to the construction of the new zinc facility.

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production representing 75% of the expected shipments for the period from January 2013 through December 2013. We purchased the zinc put options, for the second half of 2013 at a cost of $4.9 million These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.

The 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and we received $0.8 million in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the year ended December 31, 2012, was above the strike prices for the contracts and they consequently expired with no additional settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the year ended December 31, 2012.

Cash Flows from Operating Activities

Our operations provided a net $64.2 million of cash in 2012. The cash flows generated reflect the operating performance in 2012, an $8 million income tax refund offset by a use of $4.9 million relating to our hedging activities.

Our investment in working capital increased $4.7 million to $265.6 million at December 31, 2012 compared to $260.9 million at December 31, 2011. This increase includes net proceeds of $164.1 million from the issuance of the Senior Secured Notes in July 2012 and borrowings on our Credit Agreement of $9.8 million. This increase was offset by an increase in accounts payable of $44.5 million primarily related to construction of the new zinc facility. The decrease in prepaid expenses and other current assets primarily relates to the expiration of the 2012 put options which were entered into to protect our cash flow during the construction of the new zinc facility.

Cash Flows from Investing Activities

Capital expenditures were $184.5 million for 2012, of which $163.7 million related to the construction of the new zinc facility. The remaining restricted cash of $2.5 million relating to the ESOI purchase agreement was released from escrow in 2012. Insurance proceeds from the INMETCO fire which related to fixed assets were $1.3 million.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $172.3 million and consisted primarily of proceeds of $171.8 million from the issuance of the Senior Secured Notes on July 26, 2012 and borrowings on the Credit Agreement of $9.8 million offset by $9.1 million in debt issuance costs.

Year Ended December 31, 2011

Cash Flows from Operating Activities

Our operations provided a net $32.3 million of cash in 2011. The cash flows generated reflect the operating performance in 2011, insurance proceeds of $10.3 million from the refinery incident at our Monaca facility in July 2010 and a $4.0 million income tax refund offset by a use of $15.7 million relating to hedging activities.

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

During the first quarter of 2011, restricted cash totaling $2.5 million was released from escrow, $1.5 million was related to reduced collateral requirements under the ESOI purchase agreement and $1.0 million was the final amount to be received under the provisions of the New Market Tax Credit Program related to the financing and development of the Barnwell site. During the third quarter of 2011, restricted cash totaling $21.4 million was released from escrow, $2.7 million of which related to collateralization for a letter of credit required for a closure bond for one of our Pennsylvania facilities which was replaced with a surety bond; the remaining $18.7 million related to letters of credit collateralized by restricted cash which are now outstanding under the Revolving Credit Agreement.

Cash Flows from Financing Activities

Cash provided by financing activities was $98.2 million for 2011 and consisted primarily of proceeds of $100.0 million from the issuance of the Convertible Notes and $2.4 million from the exercise of 181,500 stock options. Cash used in financing activities of $3.9 million related to issuance costs for the Convertible Notes and ABL Facility.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2012:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt obligations (excluding interest)	$285.1	$1.3	$2.6	$277.8	$3.4
Operating lease obligations	15.6	4.4	6.6	3.5	1.1
Interest on debt	98.3	22.2	44.4	31.7	—
Executive compensation	1.1	1.1	—	—	—
Other long-term liabilities(1)	12.5	1.7	1.9	2.1	6.8

Total	$412.6	$30.7	$55.5	$315.1	$11.3

(1)	Other long-term liabilities include obligations associated with the NMTC put option, the pension liability and payments under the ESOI and MZP deferred purchase agreements.

At December 31, 2012, we were a party to raw material supply agreements through 2013. The agreements require us to purchase 26 tons for 2013 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2012 average LME zinc price this purchase commitment is estimated to be approximately $53 million for 2013.

Capital expenditures for 2013 are estimated to be approximately $238 million, which includes $209 million related to the new zinc facility currently under construction in Rutherford County, North Carolina.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of December 31, 2012, we had letters of credit outstanding under the ABL Facility in the amount of $10.3 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with the London Clearing House for a majority of our contracts. We also minimize credit loss by utilizing several different brokers for our derivative contracts. At December 31, 2012, we are utilizing six different brokers for our hedging program.

From January through November 1, 2011, the clearing agent for the majority of our hedges had been MF Global UK Ltd, a U.K. affiliate of MF Global. On November 1, 2011, MF Global Holdings Ltd. And MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. We transferred all our LME-registered hedging contracts, which included our entire put and call options for 2012 and 2013, to an alternate clearing member of the London Clearing House. On November 11, 2011, we received notification via email from

MF Global UK Ltd. (in special administration) notifying us that all outstanding Over the Counter (“OTC”) hedge positions would be closed with an effective date of November 1, 2011. The net value of these outstanding OTC positions was $0.4 million and this amount was written off during the fourth quarter of 2011.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011, our $21.3 million Credit Agreement entered into on November 14, 2012 and our $15.0 million Zochem Facility entered into on December 21, 2012, all of which bear interest at variable rates. Assuming that our two credit facilities and Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.0 million.

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

In 2009, we purchased put options for 2010 for a financial hedge of approximately 100,000 tons of zinc. The cost of the options was $5.3 million and they had a strike price of $0.65 per pound. At the time of the purchases, the options represented approximately 80% of our anticipated sales volume for 2010. These options expired during 2010 with no settlement amounts due to us and no settlement amounts due from us.

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

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we originally entered into these hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. The value of the zinc call options with a $1.81 per pound strike price was negligible at December 31, 2011.

The 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and we received $0.8 million in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the year ended December 31, 2012, was above the strike prices for the contracts and they consequently expired with no additional settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the year ended December 31, 2012.

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production representing 75% of the expected shipments for the period from January 2013 through December 2013. We purchased the zinc put options, for the second half of 2013 at a cost of $4.9 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.

The put options are included in “Prepaid expenses and other current assets” in our consolidated financial statements at December 31, 2012.

At December 31, 2012, we were party to raw material supply agreements through 2013. The agreements require us to purchase 26 tons for 2013 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2012 average LME zinc price this purchase commitment is estimated to be approximately $53 million for 2013.

As of December 31, 2010, we were party to contracts for the purchase and delivery of the coal requirements for our power plant in Monaca through 2011. We were party to a similar contract in 2010. In September 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility and idled the Monaca power plant. During the third and fourth quarters of 2011, we sold all of our remaining coal obligations under this contract.

Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011, Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from the Canadian Dollar to the U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on pretax earnings and cash flows for the next year.

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

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) were effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control Integrated Framework. Based on our assessment, management believes that, as of December 31, 2012, our internal control over financial reporting is effective based on those criteria. The independent registered public accounting firm which audited our financial statements included in this Annual Report on Form 10-K has issued an attestation report on our internal control over financial reporting. Please see “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Horsehead Holding Corp.

We have audited the internal control over financial reporting of Horsehead Holding Corp. (a Delaware Corporation) and Subsidiaries’ (collectively, the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 18, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

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

The information required by this item may be found in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2013.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 18, 2013.

SIGNATURE	TITLE

Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)
/s/ James M. Hensler
James M. Hensler

/s/ Robert D. Scherich	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)
Robert D. Scherich

/s/ John C. van Roden, Jr.	Director
John C. van Roden, Jr.

/s/ T. Grant John	Director
T. Grant John

/s/ George A Schreiber, Jr.	Director
George A. Schreiber, Jr.

/s/ Jack Shilling	Director
Jack Shilling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries ( the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits of the basic consolidated financial statements included in the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 18, 2013 expressed an unqualified opinion.

/s/ Grant Thornton LLP

Cleveland, Ohio

March 18, 2013

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2012 and 2011

(Amounts in thousands, except per share amounts)

	2012	2011
ASSETS
Current assets
Cash and cash equivalents	$244,119	$188,500
Accounts receivable, net of allowance of $573 and $566 in 2012 and 2011, respectively	59,987	60,939
Inventories, net	61,667	53,430
Prepaid expenses and other current assets	12,797	30,312
Deferred income taxes	2,731	—

Total current assets	381,301	333,181
Property, plant and equipment, net	405,222	260,052
Other assets
Intangible assets	12,770	12,607
Restricted cash	—	2,500
Deferred income taxes	1,530	1,855
Deposits and other	11,005	21,297

Total other assets	25,305	38,259

Total assets	$811,828	$631,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,285	$—
Accounts payable	83,939	39,011
Accrued expenses	30,506	31,524
Deferred income taxes	—	1,716

Total current liabilities	115,730	72,251
Long-term debt, less current maturities	263,334	79,663
Other long-term liabilities	15,957	21,428
Deferred income taxes	33,526	45,899
Commitments and contingencies
Stockholders’ equity
Common stock, par value $.01 per share; 100,000 shares with voting rights authorized; 43,954 and 43,696 shares issued and outstanding in 2012 and 2011, respectively	439	436
Preferred stock, par value $.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	234,115	232,562
Retained earnings	144,792	175,219
Accumulated other comprehensive loss	(244)	(258)

Total stockholders’ equity before noncontrolling interest	379,102	407,959
Noncontrolling interest	4,179	4,292

Total stockholders’ equity	383,281	412,251

Total liabilities and stockholders’ equity	$811,828	$631,492

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands, except per share amounts)

	2012	2011	2010
Net sales of zinc material and other goods	$336,324	$352,060	$288,796
Net sales of nickel-based material and other services	56,745	62,477	54,162
EAF dust service fees	42,597	36,643	39,404

Net sales	435,666	451,180	382,362
Cost of sales of zinc material and other goods	364,146	326,167	267,283
Cost of sales of nickel-based material and other services	36,841	37,446	33,466
Cost of EAF dust services	33,070	24,135	24,040
Insurance claim income	(1,500)	(10,347)	(19,267)

Cost of sales (excluding depreciation and amortization)	432,557	377,401	305,522
Depreciation and amortization	26,193	22,025	18,612
Selling, general and administrative expenses	20,882	22,942	18,672

Total costs and expenses	479,632	422,368	342,806
(Loss) income from operations	(43,966)	28,812	39,556
Other income (expense)
Interest expense	(7,864)	(3,324)	(1,226)
Gain on bargain purchase of a business	1,781	4,920	—
Interest and other income	2,694	1,948	849

Total other income (expense)	(3,389)	3,544	(377)
(Loss) income before income taxes	(47,355)	32,356	39,179
Income tax (benefit) provision	(16,928)	10,902	14,409

NET (LOSS) INCOME	$(30,427)	$21,454	$24,770

(Loss) earnings per common share:
Basic	$(0.69)	$0.49	$0.57
Diluted	$(0.69)	$0.49	$0.57
Weighted average shares outstanding:
Basic	43,841	43,652	43,353
Diluted	43,841	44,161	43,668

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	2012	2011	2010
Net (loss) income	$(30,427)	$21,454	$24,770
Other comprehensive income, net of tax:
Foreign currency translation adjustment	302	(272)	—
Net pension liability adjustment	(288)	14	—

Comprehensive (loss) income	$(30,413)	$21,196	$24,770

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance at December 31, 2009	43,334	$433	$211,517	$128,995	$—	$4,472	$345,417
Restricted stock vesting	31	1	(1)	—	—	—	—
Stock option exercise	103	—	1,183	—	—	—	1,183
Stock compensation expense	—	—	1,860	—	—	—	1,860
Distribution to noncontrolling interest	—	—	—	—	—	(67)	(67)
Reduction of tax benefit of equity award exercise	—	—	(153)	—	—	—	(153)
Net Income	—	—	—	24,770	—	—	24,770

Balance at December 31, 2010	43,468	434	214,406	153,765	—	4,405	373,010
Restricted stock vesting	46	—	—	—	—	—	—
Stock option exercise	182	2	2,358	—	—	—	2,360
Stock compensation expense	—	—	2,984	—	—	—	2,984
Distribution to noncontrolling interest	—	—	—	—	—	(113)	(113)
Reduction of tax benefit of equity award exercise	—	—	(151)	—	—	—	(151)
Issuance of Convertible Notes	—	—	13,725	—	—	—	13,725
Equity issuance costs related to issuance of Debt	—	—	(760)	—	—	—	(760)
Comprehensive income (loss), net of tax	—	—	—	21,454	(258)	—	21,196

Balance at December 31, 2011	43,696	436	232,562	175,219	(258)	4,292	412,251
Restricted stock vesting	120	2	—	—	—	—	2
Adjustment to Equity Value of Convertible Notes	—	—	(704)	—	—	—	(704)
Distribution to noncontrolling interest	—	—	—	—	—	(113)	(113)
Stock compensation expense	—	—	2,477	—	—	—	2,477
Net tax benefit of equity award vesting	—	—	(82)	—	—	—	(82)
Stock option exercise	138	1	137	—	—	—	138
Restricted stock withheld for taxes	—	—	(275)	—	—	—	(275)
Comprehensive (loss) income, net of tax	—	—	—	(30,427)	14	—	(30,413)

Balance at December 31, 2012	43,954	$439	$234,115	$144,792	$(244)	$4,179	$383,281

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2012, 2011 and 2010

(Amounts in thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(30,427)	$21,454	$24,770
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	26,193	22,025	18,612
Gain on bargain purchase of a business	(1,781)	(4,920)	—
Gain on insurance recovery related to fixed assets	(1,264)	(4,330)	—
Deferred income tax provision	(18,244)	5,832	16,026
Accretion on Debt	3,288	1,235	—
Accretion on ESOI liabilities	772	336	905
Amortization of deferred finance costs	1,235	213	—
Losses on write down or disposal of assets	25,936	10,220	203
Losses (gains) on derivative financial instruments	30,642	(271)	3,686
Lower of cost or market adjustment to inventories	1,421	838	—
Non-cash compensation expense	2,477	2,984	1,860
Capitalization of interest	(10,464)	(597)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,884	1,634	(12,616)
(Increase) decrease in inventories, net	(7,726)	2,722	(11,551)
Decrease (increase) in prepaid expenses and other current assets	107	(16,815)	5,322
Decrease (increase) in deposits and other	6	(9,717)	(87)
Increase (decrease) in accounts payable	44,457	(477)	7,019
(Decrease) increase in accrued expenses	(1,612)	1,848	5,427
(Decrease) in other long-term liabilities	(2,668)	(1,940)	(2,270)

Net cash provided by operating activities	64,232	32,274	57,306
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(184,541)	(64,709)	(44,704)
Insurance proceeds related to fixed assets	1,264	4,330	—
Acquisitions	(400)	(15,078)	(4,567)
Decrease in restricted cash	2,500	23,899	5,137

Net cash used in investing activities	(181,177)	(51,558)	(44,134)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	138	2,360	1,183
Distributions to noncontrolling interest equity holders	(113)	(113)	(67)
Proceeds from the issuance of debt	171,829	100,000	—
Debt issuance costs	(9,075)	(3,149)	—
Borrowings on Credit Agreement	9,841	—	—
Equity issuance costs related to the issuance of Convertible Notes	—	(760)	—
Tax effect of share based compensation award exercise and vesting	(82)	(151)	(153)
Restricted stock withheld for taxes	(275)	—	—
Payments on notes payable and long-term debt	—	—	(58)

Net cash provided by financing activities	172,263	98,187	905
Foreign currency impact on cash balance	301	40	—
Net increase in cash and cash equivalents	55,619	78,943	14,077
Cash and cash equivalents at beginning of year	188,500	109,557	95,480

Cash and cash equivalents at end of year	$244,119	$188,500	$109,557

The accompanying notes to consolidated financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012 and 2011

and for the Years Ended December 31, 2012, 2011 and 2010

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

The Company is a producer of zinc and nickel-based products sold primarily to customers throughout the United States of America and Canada. It is also the largest recycler of electric arc furnace (“EAF”) dust in the United States and a leading U.S. recycler of hazardous and non-hazardous waste for the specialty steel industry. It also provides short-line railroad service for the movement of materials for both the Company and outside customers. The Company operates as two business segments.

The consolidated financial statements include the accounts of Horsehead and its wholly-owned subsidiaries, Horsehead Corporation (“HC”), Chestnut Ridge Railroad Corp., Horsehead Zinc Recycling, LLC, Horsehead Metals Development, LLC, Horsehead Metal Products, Inc., The International Metals Reclamation Company, Inc. (“INMETCO”), Zochem Inc. (“Zochem”), and Horsehead Zinc Powders, LLC. (“HZP”). Intercompany accounts and transactions have been eliminated in consolidation. During 2011, Horsehead Materials Recycling, LLC, which had no assets or liabilities, was dissolved.

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

Revenue Recognition

The Company recognizes revenues from the sale of finished goods at the point of passage of title or risk of loss, which is generally at the time of shipment. The Company’s service fee revenue is generally recognized at the time of receipt of EAF dust, which the Company collects from steel mini-mill operators.

The components of net sales for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Zinc and nickel material goods	$360,072	$370,943	$310,639
Service fee revenue	69,347	65,820	65,113
Other	6,247	14,417	6,610

	$435,666	$451,180	$382,362

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No customer exceeded 10% of consolidated net sales. However, our ten largest customers comprise 37% of our consolidated sales. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber, stainless steel and mini-mill markets.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In 2012, the Company wrote off $38 in uncollectable accounts and did not recover any previously written off balances. In 2011, the Company wrote off $1,364 in uncollectable accounts and recovered $2 in previously written off balances. The provision for bad debt expense was $45, $187 and $(484) for 2012, 2011 and 2010, respectively.

No customer exceeded 10% of consolidated accounts receivable. However, ten customers comprise 32% of our consolidated accounts receivable

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

Zinc and nickel are traded as commodities on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for LCM adjustments, the Company considers the forward metal prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value and to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average price. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME price that we use to make the lower of cost or market adjustments. See Footnote H — Inventories for further discussion on LCM adjustments.

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

Long lived assets are reviewed for impairment when events and circumstances indicated that the carrying amount of an asset may not be recoverable. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell. The Company has no goodwill.

Environmental Obligations

The Company accrues for costs associated with environmental obligations when such costs are probable and reasonably estimated. Accruals for estimated costs are generally undiscounted and are adjusted as further information develops or circumstances change.

Insurance Claim Liabilities

The Company accrues for costs associated with self-insured retention under certain insurance policies (primarily workers’ compensation) based on estimates of claims, including projected development, from information provided by the third party administrator and the insurance carrier. Accruals for estimated costs are undiscounted and are subject to change based on development of such claims. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as current liabilities, with the remainder included in non-current liabilities in the Consolidated Balance Sheets.

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

Contingencies

During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. The Company assesses contingencies as to whether they are probable and estimable and records its best estimate of the potential loss.

While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their respective financial reporting amounts. The Company recognizes the financial

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income (Loss)

The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting of cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

Share-Based Compensation

The Company has a share-based compensation plan. Employee stock options granted on or after January 1, 2006 are expensed by the Company over the option vesting period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted Stock Units granted are expensed by the Company over the vesting period, with the cost measured based on the stock price on the grant-date multiplied by the number of restricted stock units granted.

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The three levels are described as follows:

•

Level 1 — Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note G – Cash and Cash Equivalents). The pension assets are carried at fair value and are considered to be in Level 1 of the fair value hierarchy (see Note R — Employee Benefit Plans).

•

Level 2 — Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and the Company recognizes changes in fair value within the consolidated statements of operations as they occur (see Note T — Accounting for Derivative Instruments and Hedging Activities).

•

Level 3 — Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in level 3 of the fair value hierarchy (see Note N — Long-Term Debt). The Senior Secured Notes, issued on July 26, 2012, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in level 3 of the fair value hierarchy (see Note N — Long-Term Debt).

When developing the fair value measurements, the Company uses quoted market prices whenever available or seeks to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Derivatives

The Company does not enter into derivative financial instruments unless it has an existing asset or obligation or anticipates a future activity that could result in exposing it to market risk. The Company uses various strategies to manage its market risk, including the use of derivative instruments to limit, offset or reduce such risk. Derivative financial instruments are used to manage well-defined commodity price risks from the Company’s primary business activity.

The Company records derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and the Company recognizes changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of the valuations provided by third party counterparties with whom the Company has entered into substantially identical derivative contracts compared to its internal valuations. The Company also compares the counterparty’s valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

The Company is exposed to credit loss should counter-parties or clearing agents with which it has entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, the Company utilizes LME-registered contracts entered into with the London Clearing House for a majority of the contracts and utilizes six different brokers for their derivative contracts. (see Note T – Accounting for Derivative Instruments and Hedging Activities).

Foreign Currency Translation

The functional currency of our Zochem subsidiary, which was acquired on November 1, 2011, was Canadian Dollars. Assets and liabilities were translated at period-end exchange rates. Income and expense items were translated at weighted average rates of exchange prevailing during the year. Translation adjustments were included in other comprehensive income. As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move production to Zochem and effectively began to control the entire sales function. In addition, the systems integration allowed the Company to more effectively manage the operations of the Zochem facility. In July 2012, the Company announced expansion plans for the Zochem facility in anticipation of Zochem producing a greater amount of the total zinc oxide production for the Company. Zochem sales are predominately in U.S. Dollars. Based on the change in facts, effective August 1, 2012, the Company changed Zochem’s function currency reporting basis to the U.S. Dollar, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end. (See Note C – Functional Currency Change).

Earnings per Share

Basic earnings per share are calculated using the weighted-average shares of common stock outstanding. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. (See Note V – Earnings per Share).

Acquisitions

The Company recognizes the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Acquisition costs are expensed as incurred. (See Note D – Acquisition of Business)

Supplemental Disclosure of Cash Flow Information

Cash paid for net interest in 2012, 2011 and 2010 approximated $10,753, $253 and $70, respectively. Cash paid for income taxes in 2012, 2011 and 2010 approximated $4,348, $8,826 and $8,740, respectively.

Reclassifications

Certain reclassifications have been made to the 2011 consolidated cash flow statement to adjust for insurance proceeds related to property damage.

Recently Issued Accounting Pronouncements

During 2012, the Financial Accounting Standards Board (“FASB”) did not issue any guidance that affected the Company.

In May 2011, the FASB issued guidance clarifying how to measure and disclose fair value. This guidance amends the application of the “highest and best use” concept to be used only in the measurement of fair value of nonfinancial assets, clarifies that the measurement of the fair value of equity-classified financial instruments should be performed from the perspective of a market participant who holds the instrument as an asset, clarifies that an entity that manages a group of financial assets and liabilities on the basis of its net risk exposure can measure those financial instruments on the basis of its net exposure to those risks, and clarifies when premiums and discounts should be taken into account when measuring fair value. The fair value disclosure requirements also were amended. The Company does not believe that the adoption of the amended guidance will have significant effect on its consolidated financial statements. The amended guidance is effective prospectively for interim and annual periods beginning after December 15, 2011. The adoption of this guidance had no effect on the Company’s results of operations or financial condition.

NOTE C — FUNCTIONAL CURRENCY CHANGE

The Company purchased Zochem, located in Canada, on November 1, 2011. At the time of acquisition, Zochem’s functional currency was the Canadian Dollar.

Effective August 1, 2012, the Company changed its functional currency reporting basis for its Zochem facility from Canadian Dollar to U.S. Dollar. As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move some production to Zochem and effectively controlled the entire sales function. In addition, Zochem sales are predominately in U.S. Dollars. The Company announced in July 2012 expansion plans for the Zochem facility in anticipation of Zochem producing a greater amount of the total zinc oxide production for the Company.

In addition, the systems integration allowed the Company to more effectively manage the operations of the Zochem facility. As a result of the functional currency change discussed above, our cumulative translation adjustment of $30 included in accumulated comprehensive income will be adjusted only in the event of a full or partial disposition of our investment in Zochem.

NOTE D — ACQUISITION OF BUSINESS

Mitsui Zinc Powder’s acquisition

On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powder LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak Mitsui. The estimated purchase price was $1,101 which was comprised of $500 in cash at

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. The Company was MZP’s long-term supplier of Special Special High Grade zinc metal used in MZP’s production process. The acquisition resulted in a gain on bargain purchase. The seller was motivated to sell the assets of MZP as they would have been forced to close down their operations when the Company’s new zinc facility, currently being constructed in Rutherford County, North Carolina, is completed. MZP was renamed HZP. This acquisition will help facilitate the transition of the Company’s Monaca operations in 2013 and opens the possibility of relocating this business to the new zinc facility, currently under construction, to realize operating efficiencies at some point in the future.

The acquisition has been accounted for using the acquisition method of accounting which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

The purchase price was allocated as follows:

Final November 16, 2012
Cash	$100
Accounts receivable	117
Inventories	1,577
Prepaid expenses and other current assets	11
Property, plant and equipment	1,369
Intangible assets	1,080

Total identifiable assets purchased	$4,254
Accounts payable	$324
Deferred income taxes	1,048

Total liabilities assumed	$1,372
Net assets purchased	$2,882
Purchase price, net of working capital adjustment	$1,101
Gain on bargain purchase	$1,781

The Company incurred minimal acquisition related costs. These costs were expensed when incurred and are recorded in selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2012. The amount of revenue and net income, which includes the gain on bargain purchase, related to HZP which is included in the consolidated income statement for 2012 are $1,759 and $1,614, respectively.

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of MZP, the Company reassessed its assumptions and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company determined that the estimated fair values of assets acquired and liabilities assumed exceeded the purchase price by approximately $1,781 which was recorded as a gain on bargain purchase in its Consolidated Statement of Operations for the year ended December 31, 2012.

Zochem acquisition

On November 1, 2011, the Company purchased all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from Hudson Bay Mining and Smelting Co., Limited

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price was allocated as follows:

Final October 31, 2011
Cash	$—
Accounts receivable	9,887
Inventories	6,281
Prepaid expenses and other current assets	114
Property, plant and equipment	6,898
Intangible assets	332
HudBay Master Trust Receivable	4,101
Other assets	381

Total identifiable assets purchased	$27,994
Accounts payable	$266
Accrued expenses and other current liabilities	2,846
Noncurrent deferred income tax liability	169
Other long-term liabilities	4,715

Total liabilities assumed	$7,996
Net assets purchased	$19,998
Purchase price	$15,078
Gain on bargain purchase	$4,920

The Company recognized approximately $970 of acquisition related costs. These costs were expensed when incurred and are recorded in selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2011. The amount of revenue and net income, which includes the gain on bargain purchase, related to Zochem which is included in the consolidated income statement for 2011 are $9,935 and $4,912, respectively.

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

INMETCO acquisition

On December 31, 2009, the Company purchased all of the issued and outstanding capital stock of INMETCO, from Vale Inco Americas Inc. The Company also assumed certain financial assurance obligations associated with environmental regulatory requirements. The final purchase price, after post-closing adjustments, was $38,567 and was settled in the first quarter of 2010.

The purchase price was allocated as follows:

Final
Cash	$763
Accounts receivable	8,970
Inventories	6,190
Prepaid expenses and other current assets	500
Deferred income tax asset	672
Property, plant and equipment	35,175
Intangible assets	2,400
Other assets	54

Total identifiable assets purchased	$54,724
Accounts payable	$2,314
Accrued expenses and other current liabilities	1,895
Deferred income tax liability	10,421
Other long-term liabilities	1,527

Total liabilities assumed	$16,157
Net assets purchased	$38,567
Purchase price	$38,567

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

A portion of the funds are in the form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are consolidated in the Company’s consolidated balance sheets as of December 31, 2011 and 2010 and do not share in the earnings and losses of the Company, however, they are entitled to guaranteed payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in “Other long-term liabilities” on the consolidated balance sheets of the Company as of December 31, 2011 and 2010. The Company incurred $838 in equity issuance costs related to the financing arrangement which were deducted from the equity proceeds, leaving net

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

proceeds of $4,472 as a non-controlling interest in the Company’s Stockholders’ equity section as of December 31, 2009. The first three guaranteed payments were made in January of 2010, 2011 and 2012 and reduced the balance of the non-controlling interest to $4,179 at December 31, 2012. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in “Long-term debt, less current maturities” on the consolidated balance sheets of the Company as of December 31, 2012 and 2011.

NOTE F — ASSET WRITE-DOWNS AND DISPOSALS

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company had announced plans on closing the smelting operation when the new zinc plant is commissioned, currently expected in the second half of 2013, but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. The write down resulted in a reduction of $5,955 in the cost and $2,681 in the accumulated depreciation of the Company’s property, plant and equipment. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The write down resulted in a reduction of $8,268 in the cost and $2,203 in the accumulated depreciation of the Company’s property, plant and equipment. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012, the continuation of the construction of the new zinc facility which is on schedule to open in the second half of 2013 and the determination that the power plant, which has been idled since September 2011, will not be restarted. The write down resulted in a reduction of $33,981 in the cost and $18,015 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of these write-downs are included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” in the Consolidated Statement of Operations. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The Company has recorded total impairment charges of $35,102 related to the Monaca facility. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $24 million at December 31, 2012.

In 2009, the Company wrote-down to net realizable value certain machinery and equipment and supplies inventories by $1,056 primarily related to its Beaumont, Texas recycling facility. The write-down resulted in a reduction of $1,349 in the cost and $628 in the accumulated depreciation of the Company’s machinery and equipment and $335 in its supplies inventories. In the third quarter of 2009, the Company made a decision to proceed with the completion of the construction of its Barnwell, South Carolina recycling facility and started both kilns in 2010. The Waelz kiln process that is used at the Barnwell facility is a lower cost process than the process that was used at the Beaumont facility, therefore, management does not intend to use the higher cost capacity at the Beaumont facility. The total amount of the write-down is included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” on the consolidated statement of operations. In 2011, the Company wrote off the remaining asset value of $507 related to the Beaumont, Texas recycling facility’s property, plant and equipment and supplies inventory due to plans to exit the facility in 2012. The

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

write-down resulted in a reduction of $1,651 in the cost and $1,229 in the accumulated depreciation of the Company’s property, plant and equipment and $85 in its supplies inventories. The total amount of these write-downs are included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” on the Consolidated Statements of Operations.

The Company incurred a loss of $631 in 2012 and a loss of $203 in 2010 on the disposal of machinery and equipment. The cost and accumulated depreciation of the assets disposed were $1,187 and $556 in 2012 and $341 and $138 in 2010. The Company did not record any disposals of assets in 2011.

NOTE G — CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2012 and 2011.

	2012	2011
Cash in bank	$218,938	$163,392
Money market demand account	25,181	25,108

	$244,119	$188,500

The Company’s cash in bank balance is held in four U.S. banks and one Canadian bank at December 31, 2012 and three U.S. banks and one Canadian bank at December 31, 2011. The Company carries deposits in excess of federally insured amounts. At December 31, 2012, the Company had $4,627 in cash held at foreign institutions.

The money market demand accounts carried interest rates of 0.20% at December 31, 2012 and 0.40% at December 31, 2011, respectively. The balances approximate fair value.

See Footnote N — Long-Term Debt for additional information regarding increases in the Company’s cash in bank balance at December 31, 2012.

NOTE H — INVENTORIES

Inventories consisted of the following at December 31, 2012 and 2011:

	2012	2011
Raw materials	$12,273	$12,205
Work-in-process	3,430	4,025
Finished goods	30,848	23,393
Supplies and spare parts	15,116	13,807

	$61,667	$53,430

Inventories are net of reserves for slow moving inventory of $3,090 and $3,663 at December 31, 2012 and 2011, respectively. The provisions for slow-moving inventory were $(573), $1,117 and $(425) for 2012, 2011 and 2010, respectively.

The Company recorded lower of cost or market (“LCM”) adjustments of $1,421 to its raw material and finished goods inventories during 2012 and $838 of LCM adjustments to its finished goods inventories during 2011. These 2012 and 2011 LCM adjustments were the result of the decline of the London Metal Exchange (“LME”) zinc price.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE I — PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consists of the following at December 31, 2012 and 2011.

	2012	2011
Refundable income taxes	$4,742	$9,617
Prepaid hedge contracts	4,760	17,723
Other	3,295	2,972

	$12,797	$30,312

See Footnote T — Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE J — PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2012 and 2011:

	2012	2011
Land and land improvements	$24,089	$23,518
Buildings and building improvements	25,438	38,659
Machinery and equipment	221,060	240,185
Construction in progress	226,829	47,691

	497,416	350,053
Less accumulated depreciation	(92,194)	(90,001)

	$405,222	$260,052

The Company capitalized $10,464 and $597 of interest expense during the years ended December 31, 2012 and 2011, respectively. The interest expense capitalized related to the construction of the new zinc facility. Through December 31, 2012, the Company has capitalized a total of $11,061 of interest expense related to the new zinc facility.

Depreciation expense for 2012, 2011 and 2010 was $25,270, $21,277 and $17,880, respectively.

NOTE K — INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2012 and 2011.

	2012	2011
Customer contracts	$10,915	$10,915
Customer relationships	2,068	1,518
Non-compete agreement	789	789
Trademark	812	806
Technology	930	400

	15,514	14,428
Less accumulated amortization	(2,744)	(1,821)

	$12,770	$12,607

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The intangible assets are being amortized on a straight-line basis over their useful lives, which are fifteen to twenty years for the customer contracts and customer relationships, three to twenty years for the trademark, seventeen years for the non-compete agreement and ten years for the technology asset. The Company recognized intangible assets of $1,080 related to the MZP acquisition on November 16, 2012 for customer relationships and technology which will be amortized over eighteen months. The Company amortized $917 and $743 in 2012 and 2011, respectively and will amortize each year approximately $1,531 in 2013, $1,051 in 2014, $740 in 2015, $740 in 2016 and $740 in 2017. The Company recognized intangible assets related to the Zochem acquisition on November 1, 2011 for customer relationships and trademarks.

NOTE L — RESTRICTED CASH

The Company had restricted cash of $2,500 at December 31, 2011 relating to the Envirosafe Services of Ohio, Inc. (“ESOI”) deferred purchase price obligation. This restricted cash was held in third-party managed trust accounts and was invested in money market and other liquid investment accounts. During the first quarter of 2012, the ESOI purchase price agreement was amended and the remaining restricted cash was released from trust and transferred to operating cash.

NOTE M — DEPOSITS AND OTHER

Deposits and other at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Noncurrent hedge contracts	$—	$13,703
Deferred finance costs	10,773	2,936
HudBay Master Trust Receivable	—	4,039
Other	232	619

	$11,005	$21,297

See Footnote T — Accounting for Derivative Instruments and Hedging Activities for additional information regarding noncurrent hedge contracts. See Footnote N — Long Term Debt for additional information regarding deferred finance costs relating to the issuance of debt. As part of the acquisition of Zochem on November 1, 2011, the Company assumed the pension asset related to Zochem’s defined benefit plans and set up a receivable from HudBay at December 31, 2011 for the transfer of these assets. During the first quarter of 2012, 100% of the agreed upon pension assets had been transferred. See Footnote R — Employee Benefit Plans for additional information regarding Zochem’s defined benefit pension plans.

NOTE N — LONG-TERM DEBT

Long-term debt consisted of the following at December 31, 2012 and 2011:

	2012	2011
Loan Payable, related to New Market Tax Credit (“NMTC”) program	$255	$255
3.80% Convertible Notes due July 2017, net of debt discount	82,476	79,408
10.50% Senior Secured Notes due June 2017, net of debt discount	172,047	—
Credit Agreement, interest payable at variable rates	9,841	—

	264,619	79,663
Less portion currently payable	1,285	—

	$263,334	$79,663

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

In accordance with the guidance under ASC 815-015 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability component of the Convertible Notes was calculated to be $78,174 and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,805, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the bonds using the interest method as required by ASC 835-30 Imputation of Interest.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 were accounted for as

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $460 and $192 related to the amortization of debt issuance costs during the years ended December 31, 2012 and 2011, respectively. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the years ended December 31, 2012 and 2011, the Company recognized $6,867 and $2,861, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $82,476 with an unamortized discount of $17,524 at December 31, 2012. The carrying amount of the Convertible Notes was $79,408 with an unamortized discount of $20,592 at December 31, 2011. The carrying amount of the equity component was $10,204 and $12,879 at December 31, 2012 and 2011, respectively. The accumulated accretion related to the equity component was $2,817 and $846 at December 31, 2012 and 2011, respectively. The fair value of the Convertible Notes was estimated to be approximately $95,000 and $93,000 at December 31, 2012 and 2011, respectively, per quotes obtained from active markets.

Revolving Credit and Security Agreement (as amended “ABL Facility”)

On September 28, 2011, the Company’s subsidiary Horsehead Corporation (“Horsehead”) entered into an ABL Facility, as borrower, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.

The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility. At December 31, 2012, the Company had $10,256 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At December 31, 2012 and 2011, there were no outstanding borrowings under the ABL Facility. Undrawn availability under the ABL Facility was $41,616 at December 31, 2012.

Borrowings by Horsehead under the ABL Facility bear interest at a rate per annum which, at the option of Horsehead, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 0.25% to 1.00%) based on average undrawn availability, or (b) a eurodollar rate equal to the “eurodollar rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 1.75% to 2.50%) based on average undrawn availability. Horsehead will pay a letter of credit fee to the lenders under the ABL Facility ranging from 1.75% to 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

The ABL Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees will be increased by 2.0%. Upon (a) the occurrence of an event of default

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related to the bankruptcy of Horsehead or Horsehead Holding Corp. or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the ABL Facility will become immediately due and payable.

Horsehead pays an unused line fee to the lenders under the ABL Facility ranging from 0.25% to 0.375% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2012.

The Company incurred issuance costs of $428 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $86 and $21 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2012 and 2011, respectively.

On July 26, 2012, the Company amended its ABL Facility (as amended, the “ABL Facility”) to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, are required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis.

Senior Secured Notes

On July 26, 2012, the Company completed a private placement of $175,000 in aggregate principal amount of 10.50% Senior Secured Notes due 2017 (“Senior Secured Notes”), at an issue price of 98.188% of par. The Company received proceeds of $171,829 and recognized approximately $7,722 in issuance costs in connection with the offering. The total net proceeds from the offering were $164,107. The Company intends to use a portion of the proceeds from the Senior Secured Notes to pay for the completion of the construction of the Company’s new zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures

The Senior Secured Notes will pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Notes mature on June 1, 2017.

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

If the new zinc facility is operating at a certain level on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2015, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption, or after June 1, 2015 at the redemption prices set forth in the Indenture, dated as of July 26, 2012, among the Company, the Guarantors and U.S. Bank, National Association, as trustee and as collateral agent (the “Indenture”) plus accrued and unpaid interest, if any, to the date of redemption. If the new zinc facility is not operating and fully operational on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption. Prior to June 1, 2015, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 110.50%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings. If the new zinc facility is operational by April 1, 2014, the Company can redeem the Senior Secured Notes at par, plus accrued and unpaid interest, if any, to the date of redemption, on or after June 1, 2016.

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

The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the year ended December 31, 2012, the Company recognized $8,130 in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.

The carrying amount of the Senior Secured Notes was $172,047 with an unamortized discount of $2,953 at December 31, 2012. The fair value of the Senior Secured Notes was estimated to be approximately $186,594 at December 31, 2012 per quotes obtained from active markets.

Costs of $7,722 associated with the issuance were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $666 related to the amortization of debt issuance costs during the year ended December 31, 2012.

Credit Agreement

On August 28, 2012, Horsehead Corporation and Horsehead Holding Corp. entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provides for the financing of up to Euros 14,599 (approximately $20,272 USD) for purchases under the contracts

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

between Horsehead and Tecnicas Reunidas, S.A, a Spanish corporation providing equipment and related products and services for the new zinc facility and additional financing of $968 for the premium for the insurance on such loan which will be issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”). The Company closed on the facility on November 14, 2012.

The obligations of Horsehead under the Credit Agreement are secured by an unconditional guarantee of the Company, but are not secured by security interest or mortgages on any real or personal property of Horsehead, the Company or any of the Company’s other direct or indirect subsidiaries.

The Credit Agreement provides for drawings thereunder to be repaid semiannually over a period ending on August 2021, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At December 31, 2012, the Company had $9,841 in outstanding borrowings under the Credit Agreement and the current portion was $1,285.

Draws may be made under the Credit Agreement until April 2014. Principal and interest payments are due semiannually beginning in February 2013. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.

The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2012. Availability under the Credit Agreement was $11,400 at December 31, 2012. The carrying value of the debt approximates fair value at December 31,2012.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $24 related to the amortization of deferred finance costs was recorded during the year ended December 31, 2012.

Zochem Revolving Credit and Security Agreement

On December 21, 2012, Zochem entered into a Revolving Credit and Security Agreement (the “Zochem Facility”), as borrower, with PNC Bank, Canada Branch, as agent and lender. The Company also entered into the Zochem Facility as a guarantor of Zochem’s obligations. Zochem entered into the Zochem Facility to support liquidity needs for its production capacity expansion currently under construction in Brampton, Ontario.

The Zochem Facility provides for a forty-five-month senior secured revolving credit facility in an aggregate principal amount of up to $15.0 million. The aggregate amount of loans permitted to be made to Zochem under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $15.0 million, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5.0 million will be available to Zochem for the issuance of letters of credit, which reduce availability under the revolving credit facility. Zochem’s obligations under the Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At December 31, 2012, there were no outstanding borrowings under the Zochem Facility. Undrawn availability under the Zochem Facility was $9,702 at December 31, 2012.

Borrowings by Zochem under the Zochem Facility will bear interest at a rate per annum which, at the option of Zochem, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the Zochem Facility, plus an applicable margin of 1.00% based on average undrawn availability, or (b) a CDOR or eurodollar

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate” as applicable, plus a margin of 2.50% based on average undrawn availability. Zochem will pay a letter of credit fee to the lenders under the Zochem Facility of 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

The Zochem Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations will be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees will be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the Zochem Facility will become immediately due and payable.

Zochem will pay an unused line fee to the lenders under the Zochem Facility of 0.75% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

The Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2012.

The Company incurred issuance costs of $102 in connection with the Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Zochem Facility. No interest expense related to the amortization of deferred finance costs was recorded during the year ended December 31, 2012.

Other

At December 31, 2012, the Company had $10,256 of letters of credit outstanding under the ABL Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania. At December 31, 2011, the Company had $17,781 of letters of credit outstanding under the ABL Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims and to collateralize closure bonds for two of the Company’s three facilities located in Pennsylvania. The Company also had a surety bond outstanding in the amount of $2,579 to collateralize a closure bond for the Company’s third facility located in Pennsylvania.

Aggregate future maturities of long-term debt are as follows:

Year Ending December 31,
2013	$1,285
2014	1,285
2015	1,285
2016	1,540
2017	276,285
Thereafter	3,416

$285,096

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE O — ACCRUED EXPENSES

Accrued expenses at December 31, 2012 and 2011 consisted of the following:

	2012	2011
Employee related costs	$9,797	$10,056
EAF dust processing reserve	2,641	4,488
Workers Compensation insurance claim liabilities (see Note Q)	2,400	2,400
Unearned tolling revenue	2,233	2,055
Accrued electric	2,144	3,709
Accrued interest	3,600	1,731
Other	7,691	7,085

	$30,506	$31,524

NOTE P — INCOME TAXES

The components of (loss) income before income taxes for the years ended December 31 are as follows:

	2012	2011	2010
United States	$(50,758)	$27,430	$39,179
Canada	3,403	4,926	—

Total	$(47,355)	$32,356	$39,179

The components of income tax (benefit) provision for the years ended December 31, 2012, 2011 and 2010 are as follows:

	2012	2011	2010
Current provision (benefit):
Federal	$(472)	$3,616	$(2,815)
State and local	1,426	1,492	1,369
Foreign	646	146	—

	1,600	5,254	(1,446)
Deferred provision (benefit):
Federal	(17,441)	5,029	17,907
State and local	(1,204)	750	(2,052)
Foreign	117	(131)	—

	(18,528)	5,648	15,855

Income tax (benefit) provision	$(16,928)	$10,902	$14,409

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The reconciliation between income tax (benefit) expense and the amount computed by applying the statutory federal income tax rate of 35% to income before income taxes is as follows:

	2012	2011	2010
Income taxes at statutory rate	$(16,574)	$11,325	$13,713
State and local income taxes, net of federal tax effect	147	1,457	(444)
Domestic production activity deduction	—	(46)	197
Transaction cost	—	287	—
Executive compensation	489	—	—
Gain on acquisition	(624)	(1,714)	—
Other	(366)	(407)	943

Income tax (benefit) provision	$(16,928)	$10,902	$14,409

The components of the Company’s net deferred tax asset (liability) at December 31, 2012 and 2011 are as follows:

	2012	2011
Deferred tax assets:
Accrued fringe benefits	$1,258	$1,172
Prepaid hedge contracts	68	—
Stock compensation	3,286	2,767
State tax credits	2,180	2,180
State net operating loss carry forward	2,801	1,428
Federal net operating loss carry forward	8,636	—
Inventory	451	1,541
Partnership allocations	2,980	1,998
Other	4,272	4,030

Total deferred tax assets	25,932	15,116

Deferred tax liabilities:
Property, plant and equipment	(44,064)	(45,161)
Accrued hedge contracts	—	(5,515)
Deferred financing costs	(7,122)	(7,644)
Intangible assets	(1,219)	(933)
Other	(1,371)	(1,298)

Total deferred tax liabilities	(53,776)	(60,551)
Gross deferred tax liability	(27,844)	(45,435)
Valuation reserve	(1,421)	(325)

Net deferred tax liability	$(29,265)	$(45,760)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The above deferred tax assets and liabilities at December 31, 2012 and 2011 have been included in the Company’s consolidated balance sheets as follows:

	2012	2011
Current deferred tax asset	$2,731	$—
Current deferred tax (liability)	—	(1,716)

Net current deferred tax (liability) asset	2,731	(1,716)
Non-current deferred tax asset	1,530	1,855
Non-current deferred tax (liability)	(33,526)	(45,899)

Net non-current deferred tax (liability)	(31,996)	(44,044)
Net deferred tax asset (liability)	$(29,265)	$(45,760)

The effective tax rates for 2012 and 2011 were 35.8% and 33.7%, respectively.

The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination generally range from 2007 through 2012. Due to the acquisition of Zochem on November 1, 2011, the Company files tax returns in Canada. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

At December 31, 2012, the Company had federal net operating loss carry forward benefits of $8,636 which will begin to expire in 2031. As of December 31, 2012 and 2011, the Company had state net operating loss carry forward benefits of $2,801 and $1,428 which will begin to expire in 2021. The Company recorded a $770 valuation allowance as it is more likely than not that the net operating loss carry forward will not be fully realized. The Company had state investment tax credit benefits of $2,181 that will expire between 2021 and 2026. The Company recorded a $651 valuation allowance as it is more likely that not that the credits will not be fully realized.

The Company had no unrecognized tax benefits as of December 31, 2012 and 2011, respectively. The Company classifies all income tax related interest and penalties as interest expense, which were not significant for 2012, 2011 and 2010.

NOTE Q — OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at December 31, 2012 and 2011:

	2012	2011
Environmental obligations	$588	$626
Insurance claim liabilities	5,485	6,699
Asset retirement obligations	4,152	3,891
Deferred purchase price obligation	4,195	5,335
Pension liability	788	4,445
Other	749	432

	$15,957	$21,428

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Environmental obligations also include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the Company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a 30 year period of post-closure care. Based on the Company’s annual review of the estimated annual costs required for the care specified under the permit, the liability was adjusted in 2012 and 2011 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,432 in 2012 and $1,471 in 2011 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2012 totaled $632, of which $44 is recorded as a current liability. The liability was $669 at December 31, 2011, of which $43 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $2,400 of workers’ compensation claims will be paid in 2013 (see Note 0 — Accrued Expenses).

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

The second is for the ultimate closure of the Monaca facility’s fully permitted landfill. The original long lived asset cost was determined to be $632 and is being amortized and accreted over an 18 year period. During the fourth quarter of 2011, the Company received notification from PADEP that an additional bond would be required to fulfill obligations related to the landfill at the Monaca facility. The Company determined the additional long lived asset to be $815 and this amount is being amortized and accreted over a 10 year period.

The third relates to the permitted storage units at the Palmerton facility. Its original cost was valued at $206 and is being amortized and accreted over a 25 year period.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The related depreciation expense for 2012, 2011 and 2010 associated with the capitalized costs was $134, $52 and $55, respectively, and the related expense (which is included in interest expense) associated with accreting the liability for 2012, 2011 and 2010 was $280, $196 and $183, respectively.

Deferred asset purchase price obligations

The Company was paying a portion of the purchase price of ESOI’s EAF dust collection business in a series of annual fixed and quarterly variable payments through 2025. The Company was required to provide security in the amount of $4,000 for the fixed portion of the payments until December 31, 2010. In 2009, the Company paid $4,000 into an escrow account to satisfy the requirement. The amount of the security was reduced to $2,500 in January 2011. During the first quarter of 2012, the ESOI purchase price agreement was amended and the remaining restricted cash was released from trust and transferred to operating cash.

The payments were originally discounted using rates of approximately 8.4% and 12.0% for the fixed and variable payments, respectively. The discount rates were determined based on the average yield on comparable corporate bonds and the industry weighted average cost of capital. At December 31, 2011 , the net present value of the payments was approximately $6,217 of which $881 is recorded as a current liability at December 31, 2011.

During the first quarter of 2012, the variable portion of the payments were renegotiated and an upfront payment was made of approximately $1.5 million. The renegotiated variable payments were discounted using a rate of 13.3%. At December 31, 2012, the net present value of the payments were approximately $4,845 of which $650 is recorded a currently liability.

Pension liability

As a result of the acquisition of Zochem on November 1, 2011, the Company assumed the pension assets, which are recorded as a receivable from HudBay’s Master Trust at December 31, 2011, and related pension liability for the defined pension benefit plans for salaried and hourly employees. During the 1st quarter of 2012, 100% of the agreed upon pension assets had been transferred. For further discussion of the pension liability see Footnote R — Employee Benefit Plans.

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

Under the plans covering the salaried employees and the INMETCO hourly employees, the Company contributes 3% of an employee’s total compensation and also matches 50% up to the first 4% of an employee’s deferral contribution based on total compensation. The provisions for all contributions to the plan for 2012, 2011 and 2010 were approximately $1,046, $1,008 and $956, respectively.

In 2012, 2011 and 2010, the Company made contributions and matching contributions to the plans covering the Horsehead Corporation hourly employees in accordance with the provisions of the various basic labor agreements. The provisions for all contributions for 2012, 2011 and 2010 were approximately $1,536, $1,457 and $1,381 respectively.

As part of the acquisition of Zochem, Inc, on November 1, 2011, the Company assumed the pension assets, which are recorded as a receivable from HudBay’s Master Trust at December 31, 2011, and pension liability for

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

both the hourly and salary pension plans which were in effect at the time of the acquisition. The hourly and salaried plan cover 36 active and 24 non-active employees. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the Plans.

Expense related to the plan for the year ended December 31, 2012 and for the two months ended December 31, 2011 were $145 and $44, respectively.

Net periodic benefit costs for the year ended December 31, 2012 and for the two months ended December 31, 2011:

	For the year ended December 31, 2012	For the two months ended December 31, 2011
Components of net periodic benefit cost:
Service Cost	$183	$34
Interest Cost	176	32
Expected return on plan assets	(214)	(42)
Amortization of prior service cost	—	9
Amortization of Losses	—	9
Currency translation	—	2
Settlements and curtailments	—	—

Net periodic benefit cost	$145	$44

Net periodic benefit cost expected to be recognized from the amortization of net loss is estimated to be $1 in 2013.

The change in the funded status of the pension plans for the year ended December 31, 2012 and the two months ended December 31, 2011 is as follows:

	For the year ended December 31, 2012	For the two months ended December 31, 2011
Change in benefit obligation:
Benefit obligation at beginning of period	$4,445	$4,525
Service cost	183	34
Interest cost	176	33
Actuarial (gains) losses	471	(1)
Currency translation	90	(135)
Benefits paid	(63)	(11)
Other	98	—

Benefit obligation at end of year	$5,400	$4,445

Change in plan assets:
HudBay Master Trust Receivable at beginning of period	—	$4,101
HudBay Master Trust Receivable at end of year	—	$4,039

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the year ended December 31, 2012	For the two months ended December 31, 2011
Change in plan assets
Plan assets at beginning of period	$4,039
Expected Return on Plan assets	214
Employer contribution	186
Actuarial (gains) losses	83
Currency Translation	81
Benefits paid	(63)
Other	72

Plan assets at the end of year	$4,612
Funded status of plan	$(788)	$(406)

	December 31, 2012	December 31, 2011
Amounts recognized in the balance sheet consist of:
Noncurrent assets — see Footnote M — Deposits and other		$4,039

Noncurrent liabilities — see Footnote Q — Other long term liabilities	$788	$4,445

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

The measurement date for both the hourly and salaried plans was December 31st for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2012 was $5,400

The expected contributions by the Company for 2013 are estimated to be $204.

Benefit payments for pension benefits, which are primarily funded by the pension plan are expected to be paid as follows:

2013	$152
2014	152
2015	161
2016	171
2017	221
2018 — 2022	1,298

The weighted average assumptions as of December 31, 2012 were as follows:

Discount rate	4.00%
Expected return on plan assets	6.00%
Hourly plan — average salary increase rate	0.00%
Salaried plan — average salary increase rate	2.50% per year plus a merit scale

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2012, the assumptions used to determine net periodic benefit costs were established at December 31, 2011, while the assumptions used to determine the benefit obligations were established at December 31, 2012. The Canadian Institute of Actuaries has partnered with Fiera Capital to produce yield curves. The yield curve indicates a discount rate of 4.0% would be appropriate.

The Company determines the annual rate of return on pension assets by first analyzing the composition of its asset portfolio. Historical rates of return are applied to the portfolio. The Company’s outside investment advisors and actuaries review the computed rate of return. Industry comparable and other outside guidance are also considered in the annual selection of the expected rates of return on pension assets. The long-term expected rate of return on plan assets takes into account years with exceptional gains and years with exceptional losses.

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

The weighted average asset allocation for the Company’s pension plans at December 31, 2012 by asset category is as follows;

Equity securities	56.3%
Debt securities	28.3%
Cash and other	15.4%

100.0%

The following table sets forth the Company’s pension plan assets at fair value as of December 31, 2012. All of the assets are considered to be within Level 1 of the fair value hierarchy.

Canadian large cap securities	$2,573
Canadian fixed income	1,284
Cash	719
Other	36

$4,612

NOTE S — SHARE-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (the “2004 Plan”) with subsequent amendments in December 2005 and November 2006. The 2004 Plan provided for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares were authorized and reserved for issuance under the 2004 Plan. Options granted under the 2004 Plan were non-qualified stock options within the meaning of Section 409A of the Internal Revenue Code of 1986, as amended. The 2004 Plan was administered by a committee designed by the Board of Directors of the Company which made all determinations relating to the 2004 Plan including, but not limited to, those individuals who shall be granted options, the date each option shall vest and become exercisable, the number of shares to be subject to each option, and the option price. All options granted under the 2004 Plan to date were fully vested due to the change in ownership of the Company in 2007 that resulted from an equity offering and stock repurchase. During the third quarter of 2012, the remaining 138 options outstanding under the 2004 Plan were exercised. The Company received proceeds of $138 from the exercise of these stock options.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following summarizes the activity under the 2004 Plan:

	Number of Shares	Exercise Price
Options outstanding at December 31, 2009	151	$1.01
Exercised in 2010	13	$1.01

Options outstanding at December 31, 2010	138	$1.01
Exercised in 2011	—	$1.01

Options outstanding at December 31, 2011	138	$1.01
Exercised in 2012	138	$1.01

Options outstanding at December 31, 2012	—

In 2006, the Company adopted The Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan (“the 2006 Plan”) which provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, were eligible for grants under the 2006 Plan. The 2006 Plan was administered by the Company’s Board of Directors (“the Board”).

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

The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years, no expected dividends and a forfeiture rate of zero. The related compensation expense for 2012, 2011 and 2010 was $51, $1,223 and $915, respectively. As of December 31, 2012, all compensation expense has been recognized. Unrecognized compensation expense as of December 31, 2011 and 2010 was $51 and $1,274, respectively. As of December 31, 2012, 655 options were vested and fully exercisable.

The following summarizes the option activity under the 2006 Plan:

	Number of Shares	Exercise Price
Options outstanding at December 31, 2009	1,045	$13.00
Cancelled in 2010	116	13.00
Exercised in 2010	90	13.00

Options outstanding at December 31, 2010	839	$13.00
Exercised in 2011	181	13.00

Options outstanding at December 31, 2011	658	$13.00
Cancelled in 2012	3	13.00

Options outstanding at December 31, 2012	655	$13.00

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The options outstanding under the 2006 Plan had no intrinsic value at December 31, 2012 since the exercise price was lower that the stock price at December 31, 2012. At December 31, 2012, each option had 4.04 years of remaining contractual life.

The Company grants restricted stock units which normally vest over a five-year service period or upon the achievement of certain performance goals . The Company assumed a forfeiture rate of zero in estimating compensation expense at the grant date. Upon vesting, the underlying stock will be issued for par value. In 2012, 142 restricted stock units vested having an intrinsic value of $1,626. In 2011, 44 restricted stock units vested having an intrinsic value of $653. In 2010, 33 restricted stock units vested having an intrinsic value of $436. The related compensation expense for 2012, 2011 and 2010 was $2,426, $1,761 and $945. Unrecognized compensation expense as of December 31, 2012, 2011 and 2010 was $5,090, $4,161 and $2,873. The compensation expense related to the restricted stock units will be recognized as $1,987 in 2013, $1,580 in 2014, $1,053 in 2015, $459 in 2016 and $11 in 2017. As of December 31, 2012, there were 921 restricted stock units outstanding having a remaining contractual life ranging from 0.25 years to 4.75 years.

The following summarizes the restricted stock units under the 2006 Plan:

	Number of Shares	Weighted Average Grant-Date Fair Value
Nonvested restricted stock units at December 31, 2009	567	$8.26
Granted in 2010	208	9.92
Vested in 2010	33	11.60
Forfeited in 2010	202	10.04

Nonvested restricted stock units at December 31, 2010	540	$8.03
Granted in 2011	240	13.20
Vested in 2011	44	13.28
Forfeited in 2011	12	9.79

Nonvested restricted stock units at December 31, 2011	724	$9.39
Granted in 2012	348	9.94
Vested in 2012	142	7.90
Forfeited in 2012	9	11.99

Nonvested restricted stock units at December 31, 2012	921	$9.81

On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan will replace the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2004 Plan or 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash- or equity-based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee of the Board of Directors.

A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan. As of December 31, 2012, no grants had been made under the 2012 Plan.

NOTE T — ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the London Metal Exchange (“LME”), its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the prices of zinc, copper, lead and nickel.

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of December 31, 2012, the fixed portions of these zinc swap contracts ranged from a monthly average of $0.86 to $0.93 per pound. The Company did not have any copper fixed-to-variable contracts outstanding at December 31, 2012.

The Company has hedged approximately 1.1 tons of zinc with fixed-to-variable future swap contracts at December 31, 2012, all of which settle at various dates up to and including December 31, 2013.

The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. For instance, under an agreement, the Company manages the lead co-product of its EAF dust recycling operation by providing it to a lead smelter as a feedstock for the production of lead. As of December 31, 2012, the fixed portion of the nickel swap contracts were $8.50 per pound. There were no outstanding variable-to-fixed swap contracts for lead as of December 31, 2012.

The Company has hedged approximately 0.2 tons of nickel with variable-to-fixed future swap contracts at December 31, 2012, all of which settle at various dates up to and including December 31, 2013.

The Company received cash of $767 and $650 from the settlement of swap contracts for the years ended December 31, 2012 and 2011.

In 2009, the Company purchased put options for 2010 for a financial hedge of approximately 100 tons of zinc, having a strike price of $0.65 per pound at a cost of $5,276. At the time of the purchase, the options represented approximately 80% of the Company’s anticipated sales volume for 2010. The options expired during 2010 with no settlement payment due to the Company.

In 2010, the Company purchased 2011 put options as a financial hedge for approximately 99 tons of zinc for 2011, having a strike price of $0.65 per pound. The purchases represented approximately 70% of the Company’s expected zinc production for 2011. The Company also sold 2011 put options for approximately 35 tons of zinc having a strike price of $0.55 per pound. The cost of the options purchased was $3,005 and the proceeds from the options sold was $230. These options expired during 2011 with no settlement amounts due to the Company and no settlement amounts due from the Company.

At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, the Company originally entered into these hedge arrangements in which the Company bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced the Company’s exposure to future declines in zinc prices below $0.85 per pound. The Company would not, however, have been able to participate in increased zinc

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, the Company bought back the $1.20 per pound sold call option positions at a cost of $15,743 and realized a gain of $13,430. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to the Company’s profitability, in the event that zinc prices increased above the $1.20 per pound during that period. The value of the zinc call options with a $1.81 per pound strike price was negligible at December 31, 2011.

The 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and the Company received $830 in cash from settlement of these contracts. The monthly average LME zinc price for the remaining months, during the year ended December 31, 2012, was above the strike prices for the contracts and they consequently expired with no additional settlement payment due to the Company. Since the average monthly LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the year ended December 31, 2012.

At December 31, 2012, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106 tons of zinc production representing 75% of the expected shipments for the period from January 2013 through December 2013. The Company purchased the zinc put options, for the second half of 2013 at a cost of $4,945. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	For the year ended December 31,
	2012	2011	2010
(Losses) gains included in net sales:
Put options	$(31,136)	$15,103	$(2,932)
Swaps	2,094	(754)	(530)

	(29,042)	14,349	(3,462)

(Losses) gains included in cost of sales:
Swaps	—	(2)	286

	$(29,042)	$14,347	$(3,176)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the swap contracts and put options as of December 31, 2012 and 2011 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	December 31,
	2012	2011
Options and swaps included in Prepaid expenses and other assets	$4,760	$17,723

Options included in Deposits and other	$—	$13,703

Swaps included in Accrued expenses	$—	$970

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2012 and December 31, 2011, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counter-parties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company utilizes LME-registered contracts entered into with the London Clearing House for a majority of their contracts and utilizes six different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.

The clearing agent for the majority of the Company’s hedges had been MF Global UK Ltd, a U.K. affiliate of MF Global. On November 1, 2011, MF Global Holdings Ltd. and MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. The Company transferred all of their LME – registered contracts, which included all of their put and call options for 2012 and 2013, to an alternate clearing member of the London Clearing House. On November 11, 2011, the Company received notification via email from MF Global UK Ltd. (in special administration) notifying it that all outstanding Over the Counter (“OTC”) hedge positions would be closed with an effective date of November 1, 2011. The net value of these outstanding OTC positions was $366 and their value was written off during the fourth quarter of 2011.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On November 21, 2012, Horsehead Corporation entered into a Consent Order and Agreement (the “COA”) with the Pennsylvania Department of Environmental Protection (“PADEP”) related to the resolution of fugitive emission violations at its Monaca, Pennsylvania facility and compliance with the “Lead NAAQS” rule of the U.S. Environmental Protection Agency. The COA requires, among other things, that Horsehead Corporation discontinue production of zinc metal from the Monaca facility on or before October 1, 2014, and until that time operate the facility in a manner consistent with good operating practices and to submit semi-annual progress reports to the PADEP on these activities. In the event of non-compliance, certain specified daily penalties would be payable, ranging from $0.375 to $10.0, depending on the specific section of the COA with which Horsehead Corporation failed to comply, and in the event that Horsehead Corporation complies with the terms in the COA but fails to comply with state fugitive and/or visible air emissions standards, a penalty in the amount of $9.0 per month shall be payable upon written demand of PADEP.

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

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

The information used to compute basic and diluted (loss) earnings per share is as follows:

	2012	2011	2010
Basic (loss) earnings per share:
Net (loss) income	$(30,427)	$21,454	$24,770
Weighted average shares outstanding — basic	43,841	43,652	43,353
Basic (loss) earnings per share	$(0.69)	$0.49	$0.57

Diluted earnings (loss) per share:
Net (loss) income	$(30,427)	$21,454	$24,770
Weighted average shares outstanding — diluted	43,841	44,161	43,668
Diluted (loss) earnings per share	$(0.69)	$0.49	$0.57

Reconciliation of average shares outstanding — basic to average shares outstanding — diluted:
Weighted average shares outstanding — basic	43,841	43,652	43,353
Effect of dilutive securities:
Options	—	212	87
Restricted stock units	—	297	228

Weighted average shares outstanding — diluted	43,841	44,161	43,668

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Exercise price	2012	2011	2010
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	655	—	839
Restricted stock units	—	361	—	—

Total		1,016	—	839

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company will utilize the modified treasury stock method and assume dilution if the average stock price for the quarter exceeds the conversion price. The share dilution will be calculated by dividing the conversion spread value by the average share price for the quarter. During 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

NOTE W — COMMITMENTS

Operating Leases

The Company has operating leases for equipment and railroad cars which expire at various dates through December 2021. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2012 are as follows:

Years Ending December 31,	Amounts
2013	$4,426
2014	3,869
2015	2,759
2016	2,335
2017	1,145
Thereafter	1,083

$15,617

Rent expense for all operating leases for 2012, 2011 and 2010 approximated $5,238, $5,115 and $4,583 respectively.

Long Term Purchase Agreements

At December 31, 2012, the Company was a party to raw material supply agreements through 2013. The agreements require the Company to purchase 26 tons for 2013 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2012 average LME zinc price this purchase commitment is estimated to be approximately $53 million for 2013.

The Company had a coal supply agreement through 2011 for the coal requirements of its power plant located in Monaca, Pennsylvania. The agreement required the Company to purchase 325 tons for 2011 resulting in purchase commitments of approximately $16,981 for 2011. The commitment was subject to adjustment in connection with the fuel surcharge and other provisions of the agreement. In September 2011, the Company entered into a new power purchase agreement to supply its electrical power needs at its Monaca, Pennsylvania facility and idled its

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Monaca power plant. In 2011, the Company sold its remaining coal obligations under this contract to third parties. The Company recognized a loss of approximately $1,700 in 2011 associated with the sale of excess coal. In 2011 and 2010, the Company purchased 357 tons and 390 tons, respectively, at a total cost, including fees and fuel surcharges, of $19,476 and $18,918, respectively.

NOTE X — ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Components of accumulated other comprehensive income (loss) is as follows:

	December 31, 2012	December 31, 2011
Cumulative translation adjustments	$30	$(272)
Net pension adjustment	(274)	14

Accumulated other comprehensive income (loss)	$(244)	$(258)

NOTE Y — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31,	September 30,	June 30,	March 31,
2012
Sales	$106,441	$100,370	$117,486	$111,369
Cost of sales (excluding depreciation and amortization) .	111,491	100,505	107,029	113,532
Depreciation and amortization	8,036	6,025	6,096	6,036
Net (loss) income	(11,157)	(9,129)	(1,685)	(8,456)
(Loss) earnings per common share:
Basic	$(0.25)	$(0.21)	$(0.04)	$(0.19)
Diluted	$(0.25)	$(0.21)	$(0.04)	$(0.19)
2011
Sales	$100,355	$145,840	$95,791	$109,214
Cost of sales (excluding depreciation and amortization) .	113,517	96,084	91,120	76,680
Depreciation and amortization	6,135	5,289	5,339	5,262
Net (loss) income	(12,704)	23,054	(3,660)	14,764
(Loss) earnings per common share:
Basic	$(0.29)	$0.53	$(0.08)	$0.34
Diluted	$(0.29)	$0.52	$(0.08)	$0.33

	December 31,	September 30,	June 30,	March 31,
2011 Pro forma including Zochem
Sales	$107,300	$164,506	$122,208	$134,257
Cost of sales (excluding depreciation and amortization)	119,511	113,553	114,788	99,487
Depreciation and amortization	6,165	5,385	5,437	5,358
Net(loss) income	(15,072)	23,811	(2,420)	15,388
(Loss) earnings per common share:
Basic	$(0.34)	$0.54	$(0.06)	$0.35
Diluted	$(0.34)	$0.54	$(0.06)	$0.35

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

NOTE Z — SEGMENT INFORMATION

The Company operates as two segments, zinc products and services and nickel products and services. The segment zinc products and services segment processes EAF dust and other zinc-bearing material to produce and sell zinc metal and zinc-based products. The nickel products and services segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry. It provides tolling services and produces and sells nickel-chromium-iron remelt alloy to the stainless and specialty steel industries.

The following table presents information regarding the Company’s segment information as of December 31, 2012, 2011 and 2010:

	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
2012
Net sales	$379,887	$56,833	$(1,054)	$435,666
Depreciation and amortization	23,141	3,052	—	26,193
(Loss) income before tax	(56,765)	15,048	(5,638)	(47,355)

2011
Net sales	$389,767	$62,477	$(1,064)	$451,180
Depreciation and amortization	19,118	2,907	—	22,025
Income (loss) before tax	16,684	18,593	(2,921)	32,356

2010
Net sales	$329,139	$54,162	$(939)	$382,362
Depreciation and amortization	15,903	2,709	—	18,612
Income before tax	24,522	14,379	278	39,179

	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
2012
Property, plant and equipment	$371,650	$33,572	$—	$405,222
Capital expenditures	180,562	3,979	—	184,541
Total assets	312,603	89,786	409,439	811,828
2011
Property, plant and equipment	$227,257	$32,795	$—	$260,052
Capital expenditures	63,076	1,633	—	64,709
Total assets	313,661	85,505	232,326	631,492

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE AA — PRO FORMA INFORMATION

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

Pro forma consolidated results	2011	2010
Net sales	$528,271	$476,706
Net income	21,707	28,235
Basic earnings per share	$0.50	$0.65
Diluted earnings per share	$0.49	$0.65

NOTE BB — INSURANCE RECOVERIES

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, they experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. Through December 31, 2012, the Company incurred clean up, repair and other costs associated with the fire of $2,808 and an estimated claim of $3,831 was submitted for property damage insurance recovery. The Company has recorded $1,500 in insurance recoveries relating to property damage from its insurance carriers which is included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2012. The amount recorded represents the partial settlement of the entire claim submitted.

The cost and insurance recoveries are summarized in the table below.

2012
Property damage insurance recovery	$1,500
Cost of clean-up and repairs	148
Write off of fixed assets	236

Gain related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$1,116

Insurance proceeds related to fixed assets	$1,264

Costs capitalized	$2,276

Insurance proceeds receivable included in accounts receivable	$1,500

On July 22, 2010, an incident occurred at the Company’s Monaca, PA facility which resulted in the complete shutdown of the plant’s refinery operations. Each of the 10 columns used to produce zinc oxide and refined zinc metal in the refining facility was rebuilt. Production operations resumed late in 2010 as these repairs were completed. The Company pursued recovery of the cost of repairs, lost profit and other losses from its zinc oxide and refined metal production during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of March 31, 2011, the Company had incurred

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$17,902 in clean-up, repair and other costs associated with the explosion. The Company submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011.

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

The costs and insurance recoveries are summarized in the table below.

	Total	2011	2010
Business interruption insurance recovery.	17,524	3,248	14,276
Property damage insurance recovery	12,090	7,099	4,991

Total insurance recovery	$29,614	$10,347	$19,267
Cost of clean-up and repairs included in cost of sales of zinc material and other goods	7,760	982	6,778

Income related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$21,854	$9,365	$12,489
Selling, general and administrative expenses	303	69	234
Gain related to insurance recovery	$21,551	$9,296	$12,255

Insurance proceeds related to fixed assets		$4,330	$—

Costs included in finished goods inventories		$170	$790

Costs capitalized		$282	$8,597

Insurance proceeds receivable included in accounts receivable		$—	$8,267

NOTE CC — GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 7.0% of its total assets, accounted for 15% of its consolidated revenues and recorded $1.2 million of consolidated net income for the year ended December 31, 2012. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$223,515	$15,977	$4,627	$—	$244,119
Accounts receivable, net of allowance	—	50,520	9,547	(80)	59,987
Inventories, net	—	53,506	8,161	—	61,667
Prepaid expenses and other current assets	29	18,116	33	(5,381)	12,797
Deferred income taxes	—	2,849	(118)	—	2,731

Total current assets	223,544	140,968	22,250	(5,461)	381,301
Property, plant and equipment, net	—	365,869	39,353	—	405,222
Other assets
Intangible assets	—	12,527	243	—	12,770
Deferred income taxes	—	1,530	—	—	1,530
Investment in and advances to subsidiaries	389,740	(177,346)	(5,178)	(207,216)	—
Deposits and other	23,949	1,779	394	(15,117)	11,005

Total other assets	413,689	(161,510)	(4,541)	(222,333)	25,305

Total assets	$637,233	$345,327	$57,062	$(227,794)	$811,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,285	$—	$—	$1,285
Accounts payable	93	77,485	6,441	(80)	83,939
Accrued expenses	3,494	31,366	922	(5,276)	30,506
Deferred income taxes	—	—	—	—	—

Total current liabilities	3,587	110,136	7,363	(5,356)	115,730
Long-term debt, less current maturities	254,524	8,555	15,184	(14,929)	263,334
Other long-term liabilities	—	14,809	1,148	—	15,957
Deferred income taxes	—	33,297	229	—	33,526
Commitments and contingencies
Stockholders’ equity
Common stock	439	—	—	—	439
Preferred stock	—	—	—	—	—
Additional paid-in capital	234,113	30,869	10,784	(41,651)	234,115
Retained earnings	144,570	143,482	22,598	(165,858)	144,792
Accumulated other comprehensive (loss) income	—	—	(244)	—	(244)

Total stockholders’ equity before noncontrolling interest	379,122	174,351	33,138	(207,509)	379,102
Noncontrolling interest	—	4,179	—	—	4,179

Total stockholders’ equity	379,122	178,530	33,138	(207,509)	383,281

Total liabilities and stockholders’ equity	$637,233	$345,327	$57,062	$(227,794)	$811,828

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$166,423	$16,526	$5,551	$—	$188,500
Accounts receivable, net of allowance	—	52,012	9,075	(148)	60,939
Inventories, net	—	47,236	6,194	—	53,430
Prepaid expenses and other current assets	21	38,770	27	(8,506)	30,312
Deferred income taxes	—	991	37	(1,028)	—

Total current assets	166,444	155,535	20,884	(9,682)	333,181
Property, plant and equipment, net	—	221,716	38,336	—	260,052
Other assets
Intangible assets	—	12,294	313	—	12,607
Restricted cash	—	2,500	—	—	2,500
Deferred income taxes	—	1,855	—	—	1,855
Investment in and advances to subsidiaries	305,328	(68,229)	(5,180)	(231,919)	—
Deposits and other	17,353	14,373	4,773	(15,202)	21,297

Total other assets	322,681	(37,207)	(94)	(247,121)	38,259

Total assets	$489,125	$340,044	$59,126	$(256,803)	$631,492

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$—	$—	$—
Accounts payable	97	33,906	5,156	(148)	39,011
Accrued expenses	1,541	37,521	1,854	(9,392)	31,524
Deferred income taxes	—	1,753	—	(37)	1,716

Total current liabilities	1,638	73,180	7,010	(9,577)	72,251
Long-term debt, less current maturities	79,408	—	15,184	(14,929)	79,663
Other long-term liabilities	—	16,623	4,805	—	21,428
Deferred income taxes	—	45,834	65	—	45,899
Commitments and contingencies
Stockholders’ equity
Common stock	436	—	—	—	436
Preferred stock	—	—	—	—	—
Additional paid-in capital	232,562	27,184	14,469	(41,653)	232,562
Retained earnings	175,081	172,931	17,851	(190,644)	175,219
Accumulated other comprehensive (loss) income	—	—	(258)	—	(258)

Total stockholders’ equity before noncontrolling interest	408,079	200,115	32,062	(232,297)	407,959
Noncontrolling interest	—	4,292	—	—	4,292

Total stockholders’ equity	408,079	204,407	32,062	(232,297)	412,251

Total liabilities and stockholders’ equity	$489,125	$340,044	$59,126	$(256,803)	$631,492

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the year ended December 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$270,899	$66,370	$(945)	$336,324
Net sales of nickel-based material and other services	—	56,745	—	—	56,745
EAF dust service fees	—	42,597	—	—	42,597

Net sales	—	370,241	66,370	(945)	435,666
Cost of sales of zinc material and other goods	—	304,910	60,181	(945)	364,146
Cost of sales of nickel-based material and other services	—	36,841	—	—	36,841
Cost of EAF dust services	—	33,070	—	—	33,070
Insurance claim income	—	(1,500)	—	—	(1,500)

Cost of sales (excluding depreciation and amortization)	—	373,321	60,181	(945)	432,557
Depreciation and amortization	—	24,238	1,955	—	26,193
Selling, general and administrative expenses	1,311	17,375	2,196	—	20,882

Total costs and expenses	1,311	(414,934)	64,332	(945)	479,632

(Loss) income from operations	(1,311)	(44,693)	2,038	—	(43,966)
Equity in loss of subsidiaries, net of taxes	(24,704)	—	—	24,704	—
Other income (expense)
Interest expense	(5,713)	(2,046)	(1,059)	954	(7,864)
Gain on bargain purchase of a business	—	1,781	—	—	1,781
Interest and other income	1,301	1,270	992	(869)	2,694

Total other income (expense)	(4,412)	1,005	(67)	85	(3,389)

(Loss) income before income taxes	(30,427)	(43,688)	1,971	24,789	(47,355)
Income tax (benefit) provision	—	(17,725)	797	—	(16,928)

NET (LOSS) INCOME	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the year ended December 31, 2011

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$342,273	$9,787	$—	$352,060
Net sales of nickel-based material and other services	—	62,477	—	—	62,477
EAF dust service fees	—	36,643	—	—	36,643

Net sales	—	441,393	9,787	—	451,180
Cost of sales of zinc material and other goods	—	316,746	9,421	—	326,167
Cost of sales of nickel-based material and other services	—	37,446	—	—	37,446
Cost of EAF dust services	—	24,135	—	—	24,135
Insurance claim income	—	(10,347)	—	—	(10,347)

Cost of sales (excluding depreciation and amortization)	—	367,980	9,421	—	377,401
Depreciation and amortization	—	20,552	1,473	—	22,025
Selling, general and administrative expenses	1,792	20,619	531	—	22,942

Total costs and expenses	1,792	409,151	11,425	—	422,368

(Loss) income from operations	(1,792)	32,242	(1,638)	—	28,812
Equity in income of subsidiaries, net of taxes	24,375	—	—	(24,375)	—
Other income (expense)
Interest expense	(2,422)	(796)	(1,059)	953	(3,324)
Gain on bargain purchase of a business	—	—	4,920	—	4,920
Interest and other income	1,293	218	1,305	(868)	1,948

Total other income (expense)	(1,129)	(578)	5,166	85	3,544

Income (loss) before income taxes	21,454	31,664	3,528	(24,290)	32,356
Income tax provision	—	10,888	14	—	10,902

NET INCOME (LOSS)	$21,454	$20,776	$3,514	$(24,290)	$21,454

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the year ended December 31, 2010

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$288,796	$—	$—	$288,796
Net sales of nickel-based material and other services	—	54,162	—	—	54,162
EAF dust service fees	—	39,404	—	—	39,404

Net sales	—	382,362	—	—	382,362
Cost of sales of zinc material and other goods	—	267,283	—	—	267,283
Cost of sales of nickel-based material and other services	—	33,466	—	—	33,466
Cost of EAF dust services	—	24,040	—	—	24,040
Insurance claim income	—	(19,267)	—	—	(19,267)

Cost of sales (excluding depreciation and amortization)	—	305,522	—	—	305,522
Depreciation and amortization	—	17,971	641	—	18,612
Selling, general and administrative expenses	1,065	17,587	20	—	18,672

Total costs and expenses	1,065	341,080	661	—	342,806

(Loss) income from operations	(1,065)	41,282	(661)	—	39,556
Equity in income of subsidiaries, net of taxes	24,492	—	—	(24,492)	—
Other income (expense)
Interest expense	—	(1,120)	(1,059)	953	(1,226)
Interest and other income	1,343	(735)	1,109	(868)	849

Total other income (expense)	1,343	(1,855)	50	85	(377)

Income (loss) before income taxes	24,770	39,427	(611)	(24,407)	39,179
Income tax provision	—	14,409	—	—	14,409

NET INCOME (LOSS)	$24,770	$25,018	$(611)	$(24,407)	$24,770

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive (Loss) Income

For the year ended December 31, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	302	—	302
Net pension liability adjustment	—	—	(288)	—	(288)

Comprehensive (loss) income	$(30,427)	$(25,963)	$1,188	$24,789	$(30,413)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the year ended December 31, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$21,454	$20,776	$3,514	$(24,290)	$21,454
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	(272)	—	(272)
Net pension liability adjustment	—	—	14	—	14

Comprehensive income (loss)	$21,454	$20,776	$3,256	$(24,290)	$21,196

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the year ended December 31, 2010

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$24,770	$25,018	$(611)	$(24,407)	$24,770
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—

Comprehensive income (loss)	$24,770	$25,018	$(611)	$(24,407)	$24,770

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	—	24,238	1,955	—	26,193
Gain on bargain purchase of a business	—	(1,781)	—	—	(1,781)
Gain on insurance recovery related to fixed assets	—	(1,264)	—	—	(1,264)
Deferred income tax provision	—	(18,563)	319	—	(18,244)
Accretion on debt	3,288	—	—	—	3,288
Accretion on ESOI liabilities	—	772	—	—	772
Amortization of deferred finance costs	1,126	109	85	(85)	1,235
Losses on write down or disposal of assets	—	25,936	—	—	25,936
Losses (gains) on derivative financial instruments	—	30,809	(167)	—	30,642
Lower of cost or market adjustment to inventories	—	1,421	—	—	1,421
Non-cash compensation expense	336	2,141	—	—	2,477
Capitalization of interest	(10,464)	—	—	—	(10,464)
Equity in (income) loss of subsidiaries	24,704	—	—	(24,704)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	2,358	(474)	—	1,884
(Increase) in inventories	—	(6,115)	(1,611)	—	(7,726)
(Increase) decrease in prepaid expenses and other current assets	(8)	97	18	—	107
Decrease in deposits and other	—	6	—	—	6
(Decrease) increase in accounts payable	(4)	43,176	1,285	—	44,457
Increase (decrease) in accrued expenses	1,953	(2,777)	(788)	—	(1,612)
(Decrease) increase in long-term liabilities	—	(2,762)	94	—	(2,668)

Net cash provided by operating activities	(9,496)	71,838	1,890	—	64,232
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(181,641)	(2,900)	—	(184,541)
Insurance proceeds related to fixed assets	—	1,264	—	—	1,264
Acquisitions	—	(400)	—	—	(400)
Decrease in restricted cash	—	2,500	—	—	2,500
Investment in and advance (to) from subsidiaries	(97,297)	97,297	—	—	—

Net cash used in investing activities.	(97,297)	(80,980)	(2,900)	—	(181,177)
Cash Flows from Financing Activities:
Proceeds from exercise of options	138	—	—	—	138
Distributions to noncontrolling interests	—	—	(113)	—	(113)
Proceeds from the issuance of debt	171,829	—	—	—	171,829
Debt issuance costs	(7,725)	(1,248)	(102)	—	(9,075)
Borrowings on Credit Agreement	—	9,841	—	—	9,841
Tax effect of share based compensation award exercise and vesting	(82)	—	—	—	(82)
Restricted stock withheld for taxes	(275)	—	—	—	(275)

Net cash provided by (used in) financing activities	163,885	8,593	(215)	—	172,263
Foreign currency impact on cash balance	—	—	301	—	301
Net increase (decrease) in cash and cash equivalents	57,092	(549)	(924)	—	55,619
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500

Cash and cash equivalents at end of period	$223,515	$15,977	$4,627	$—	$244,119

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2011

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$21,454	$20,776	$3,514	$(24,290)	$21,454
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	20,552	1,473	—	22,025
Gain on bargain purchase of a business	—	—	(4,920)	—	(4,920)
Gain on insurance recovery related to fixed assets	—	(4,330)	—	—	(4,330)
Deferred income tax provision	—	5,969	(137)	—	5,832
Accretion on Debt	1,235	—	—	—	1,235
Accretion on ESOI liabilities	—	336	—	—	336
Amortization of deferred finance costs	191	22	85	(85)	213
Losses on write down or disposals of assets	—	10,220	—	—	10.220
Losses (gains) on derivative financial instruments	—	(442)	171	—	(271)
Lower of cost or market adjustment to inventories	—	838	—	—	838
Non-cash compensation expense	419	2,565	—	—	2,984
Capitalization of interest	(597)	—	—	—	(597)
Equity in (income) loss of subsidiaries	(24,375)	—	—	24,375	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	—	(19)	1,653	—	1,634
Decrease (increase) in inventories, net	—	2,781	(59)	—	2,722
(Increase) decrease in prepaid expenses and other current assets	(8)	(16,810)	3	—	(16,815)
(Increase) in deposits and other	—	(9,686)	(31)	—	(9,717)
Increase (decrease) increase in accounts payable	36	(948)	435	—	(477)
Increase (decrease) in accrued expenses	1,541	(3,149)	3,456	—	1,848
(Decrease) increase in other long-term liabilities	—	(1,964)	24	—	(1,940)

Net cash (used in) provided by operating activities	(104)	26,711	5,667	—	32,274
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(64,643)	(66)	—	(64,709)
Insurance proceeds related to fixed assets		4,330			4,330
Acquisitions	(15,078)	—	—	—	(15,078)
Decrease in restricted cash	—	22,876	1,023	—	23,899
Investment in and advance (to) from subsidiaries	(7,720)	8,720	(1,000)	—	—

Net cash used in investing activities.	(22,798)	(28,717)	(43)	—	(51,558)
Cash Flows from Financing Activities:
Proceeds from the exercise of stock options	2,360	—	—	—	2,360
Distributions to noncontrolling interests	—	—	(113)	—	(113)
Proceeds from the issuance of debt	100,000	—	—	—	100,000
Debt issuance costs	(2,721)	(428)	—	—	(3,149)
Equity issuance costs related to issuance of Convertible Notes	(760)	—	—	—	(760)
Tax effect of share based compensation award exercise and vesting	(151)	—	—	—	(151)

Net cash provided by (used in) financing activities	98,728	(428)	(113)	—	98,187
Foreign currency impact on cash balance	—	—	40	—	40
Net increase (decrease) in cash and cash equivalents	75,826	(2,434)	5,551	—	78,943
Cash and cash equivalents at beginning of period	90,597	18,960	—	—	109,557

Cash and cash equivalents at end of period	$166,423	$16,526	$5,551	$—	$188,500

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2010

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$24,770	$25,018	$(611)	$(24,407)	$24,770
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	17,971	641	—	18,612
Deferred income tax provision	—	16,026	—	—	16,026
Accretion on ESOI liabilities	—	905	—	—	905
Losses on writedown or disposal of assets	—	203	—	—	203
Losses on derivative financial instruments	—	3,686	—	—	3,686
Non-cash compensation expense	186	1,674	—	—	1,860
Amortization of deferred finance costs	—	—	85	(85)	—
Equity in (income) loss of subsidiaries	(24,492)	—	—	24,492	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(12,616)	(438)	438	(12,616)
(Increase) in inventories	—	(11,551)	—	—	(11,551)
(Increase) decrease in prepaid expenses and other current assets	(13)	5,335	—	—	5,322
(Increase) decrease in deposits and other	(448)	(45)	—	406	(87)
(Decrease) increase in accounts payable	(55)	7,074	—	—	7,019
Increase (decrease) in accrued expenses	—	5,427	406	(406)	5,427
(Decrease) in other long-term liabilities	—	(1,832)	—	(438)	(2,270)

Net cash (used in) provided by operating activities	(52)	57,275	83	—	57,306
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(34,081)	(10,623)	—	(44,704)
Investment in and advance (to) from subsidiaries	4,141	(9,837)	5,696	—	—
Acquisitions	(4,567)	—	—	—	(4,567)
Decrease in restricted cash	—	226	4,911	—	5,137

Net cash used in investing activities.	(426)	(43,692)	(16)	—	(44,134)
Cash Flows from Financing Activities:
Proceeds from the exercise of options	1,183	—	—	—	1,183
Distributions to noncontrolling interests	—	—	(67)	—	(67)
Tax effect of share based compensation award exercise and vesting	(153)	—	—	—	(153)
Equity issuance costs related to issuance of Convertible Notes	—	(58)	—	—	(58)

Net cash provided by (used in) financing activities	1,030	(58)	(67)	—	905
Net increase (decrease) in cash and cash equivalents	552	13,525	—	—	14,077
Cash and cash equivalents at beginning of period	90,045	5,435	—	—	95,480

Cash and cash equivalents at end of period	$90,597	$18,960	$—	$—	$109,557

Schedule I : Condensed Financial Information of Registrant

HORSEHEAD HOLDING CORP.

CONDENSED BALANCE SHEETS — PARENT COMPANY ONLY

December 31, 2012 and 2011

(Amounts in thousands)

ASSETS
	2012	2011
Cash and cash equivalents	$223,515	$166,423
Prepaid expenses and other current assets	29	21
Loan receivable	14,823	14,823
Other assets	9,126	2,530
Investment in and advances to subsidiary	389,740	305,328

Total assets	$637,233	$489,125

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$93	$97
Accrued expenses	3,494	1,541
Long term debt	254,524	79,408
Stockholders’ equity
Common stock	439	436
Additional paid-in-capital	234,113	232,562
Retained earnings	144,570	175,081

Total stockholders’ equity	379,122	408,079
Total liabilities and stockholders’ equity	$637,233	$489,125

See notes to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS — PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in thousands)

	2012	2011	2010
Selling, general and administrative	$1,311	$1,792	$1,065
Equity in (loss) income of subsidiary, net of (benefit) taxes of $(16,928), $10,902 and $14,409 for 2012, 2011 and 2010, respectively	(24,704)	24,375	24,492
Interest income	1,301	1,293	1,343
Interest expense	5,713	2,422	—

(Loss) income before taxes	(30,427)	21,454	24,770
Income tax (benefit) expense	—	—	—

NET (LOSS) INCOME	$(30,427)	$21,454	$24,770

See notes to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS — PARENT COMPANY ONLY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in thousands)

	2012	2011	2010
Cash Flows from Operating Activities:
Net (loss) income	$(30,427)	$21,454	$24,770
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (income) of subsidiary	24,704	(24,375)	(24,492)
Non-cash compensation expense	336	419	186
Accretion on debt	3,288	1,235	—
Amortization of deferred finance costs	1,126	191	—
Capitalization of interest	(10,464)	(597)	—
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	(8)	(8)	(13)
(Increase) in note receivable due to interest	—	—	(448)
(Decrease) increase in accounts payable	(4)	36	(55)
Increase in accrued expenses	1,953	1,541	—

Net cash (used in) provided by operating activities	(9,496)	(104)	(52)

Cash Flows from Investing Activities:
Advances (to) from subsidiaries	(97,297)	(7,720)	4,141
Acquisitions	—	(15,078)	(4,567)

Net cash (used in) investing activities	(97,297)	(22,798)	(426)

Cash Flows from Financing Activities:
Proceeds from the issuance of debt	171,829	100,000	—
Debt Issuance Costs	(7,725)	(2,721)	—
Equity Issuance Costs	—	(760)	—
Proceeds from exercise of stock options	138	2,360	1,183
Tax effect of share based compensation	(82)	(151)	(153)
Restricted stock withheld for taxes	(275)	—	—

Net cash provided by financing activities	163,885	98,728	1,030

NET INCREASE IN CASH AND CASH EQUIVALENTS	57,092	75,826	552
Cash and cash equivalents at beginning of year	166,423	90,597	90,045

Cash and cash equivalents at end of year	$223,515	$166,423	$90,597

See notes to condensed financial statements of registrant

HORSEHEAD HOLDING CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

NOTE 1. The condensed financial information includes only the financial information for the Registrant, Horsehead Holding Corp., excluding all of its consolidated subsidiaries. The schedule is required based upon the limitations on dividends and distributions that its subsidiary, Horsehead Corporation, can make to the registrant under the terms of its Revolving Credit and Security Agreement (as amended the “ABL Facility”) as described in Note N — Long Term Debt to the Audited Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Stock Purchase Agreement dated as of December 1, 2009 among the Registrant, Vale Inco Americas Inc, and Vale Inco Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on December 4, 2009)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

4.1	Indenture, dated as of July 27, 2011, between Horsehead Holding Corp. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011)

4.2	Form of 3.80% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011 (included as Exhibit A to Exhibit 4.1))

4.3	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

4.4	Indenture, dated as of July 26, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

4.5	Form of 10.50% Senior Secured Notes due 2017 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

4.6	First Supplemental Indenture, dated as of October 24, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

10.1	Revolving Credit and Security Agreement, dated as of September 28, 2011, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, National Association, as agent and lender. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.2	Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.3	Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.4	Second Amended and Restated Horsehead Holding Corp. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.5	Form of Option Agreement issued under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.6	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.5 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.7	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.8	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.6 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.9	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.10	Employment Agreement, dated as of November 30, 2006 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.7 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.11	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.12	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc., PNC Bank National Association and certain lenders party thereto (incorporated by reference to Exhibit 10.9 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.13	Amendment No. 1 to CIT Financing Agreement dated as of October 21, 2005 (incorporated by reference to Exhibit 10.10 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.14	Amendment No. 2 to CIT Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.11 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.15	Amendment No. 3 to CIT Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.12 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.16	Amendment No. 4 to CIT Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.13 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.17	Amendment No. 5 to CIT Financing Agreement dated as of December 14, 2007 (incorporated by reference to Exhibit 10.14 of the Registrant’s Annual Report on Form 10-K filed on March 31, 2008)

10.18	Consent and Amendment, dated as of June 4, 2009, between Horsehead Corporation, Chestnut Ridge Railroad Corp., The CIT Group/Business Credit, Inc. and PNC Bank, National Association (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 10, 2009)

10.19	Amendment No. 6 to CIT Financing Agreement dated as of June 30, 2009 (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 6, 2009)

10.20	Letter agreement, dated as of December 11, 2009, between Horsehead Corporation and The CIT Group/Business Credit, Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 15, 2009)

10.21	Financing Agreement dated as of July 15, 2005 by and among Horsehead Corporation, Horsehead Intermediary Corp., Chestnut Ridge Railroad Corp., CML I, LLC (as successor by assignment to Contrarian Service Company, LLC) and Contrarian Financial Services Company, LLC (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.22	Amendment No. 1 to Contrarian Financing Agreement dated as of January 18, 2006 (incorporated by reference to Exhibit 10.15 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.23	Amendment No. 2 to Contrarian Financing Agreement dated as of April 28, 2006 (incorporated by reference to Exhibit 10.16 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.24	Amendment No. 3 to Contrarian Financing Agreement dated as of October 25, 2006 (incorporated by reference to Exhibit 10.17 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

10.25	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and James M. Hensler (incorporated by reference to Exhibit 10.19 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.26	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Robert D. Scherich (incorporated by reference to Exhibit 10.20 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.27	Letter Agreement re: Retention Bonus Arrangement, dated October 31, 2006, between the Registrant and Ali Alavi (incorporated by reference to Exhibit 10.21 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.28	Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.29	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.22 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.30	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†

10.31	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.32	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†

10.33	First Amendment to Employment Agreement, dated as of December 24, 2008, between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.34	Second Amendment to Employment Agreement, dated as of June 22, 2009, between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed on June 24, 2009)†

10.35	Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.36	Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.37	Horsehead Holding Corp. 2012 Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 10, 2012) †

10.38	First Amendment to Revolving Credit and Security Agreement, dated as of July 26, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Company, as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

10.39	Credit Agreement dated August 28, 2012 among Horsehead Holding Corp., Banco Bilbao Vizcaya Argentaria, S.A., and Horsehead Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2012)

10.40	Second Amendment to Revolving Credit and Security Agreement, dated as of October 24, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp. as guarantor, Chestnut Ridge Railroad Corp., as guarantor, Horsehead Metal Products, Inc. as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

10.41	Revolving Credit and Security Agreement, dated as of December 21, 2012, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor and PNC Bank, Canada Branch, as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 26, 2012)

21.1	List of subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP, independent registered public accounting firm

24.1	Power of Attorney (included in the signature page to this report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes — Oxley Act of 2002

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

†	Management contract or compensatory plan or arrangement.

E-4