Form 10-Q
period 2013-03-31
Horsehead Holding Corp
filed 2013-05-08
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the issuer’s common stock as of May 5, 2013 was 44,104,428

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

i

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to service our debt; our ability to successfully construct and operate our new zinc facility; our ability to realize the projected benefits from the new zinc facility once fully operational; the ultimate cost to construct and start up the new zinc facility and our ability to finance these costs and maintain adequate liquidity; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; our ability to obtain environmental and regulatory permits and approvals; the success and timing of our expansion plans and initiatives and their impact on our future capabilities, capacity and production costs and our financial results; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our acquisitions of Zochem Inc., a Canadian corporation (“Zochem”), on November 1, 2011 and Horsehead Zinc Powders, LLC (“HZP”) on November 16, 2012 and with future acquisitions, joint ventures or asset dispositions, including our ability to successfully manage the integration of businesses that we acquire.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 2013 and December 31, 2012

(Unaudited)

(Amounts in thousands, except per share amounts)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$181,843	$244,119
Accounts receivable, net of allowance of $450 and $573, respectively	64,672	59,987
Inventories, net	69,021	61,667
Prepaid expenses and other current assets	9,871	12,797
Deferred income taxes	2,685	2,731

Total current assets	328,092	381,301
Property, plant and equipment, net	469,761	405,222
Other assets
Intangible assets	12,413	12,770
Deferred income taxes	1,530	1,530
Deposits and other	10,592	11,005

Total other assets	24,535	25,305

Total assets	$822,388	$811,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,753	$1,285
Accounts payable	81,601	83,939
Accrued expenses	35,176	30,506

Total current liabilities	118,530	115,730
Long-term debt, less current maturities	267,458	263,334
Other long-term liabilities	16,330	15,957
Deferred income taxes	33,218	33,526
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 43,086 and 43,954 shares issued and outstanding in 2013 and 2012, respectively	440	439
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	234,971	234,115
Retained earnings	147,620	144,792
Accumulated other comprehensive loss	(244)	(244)

Total stockholders’ equity before noncontrolling interest	382,787	379,102
Noncontrolling interest	4,065	4,179

Total stockholders’ equity	386,852	383,281

Total liabilities and stockholders’ equity	$822,388	$811,828

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2013 and 2012

(Unaudited)

(Amounts in thousands except per share amounts)

	2013	2012
Net sales of zinc material and other goods	$92,614	$83,701
Net sales of nickel-based material and other services	14,758	16,235
EAF dust service fees	10,890	11,433

Net sales	118,262	111,369
Cost of sales of zinc material and other goods	81,221	96,158
Cost of sales of nickel-based material and other services	8,993	9,113
Cost of EAF dust services	9,799	8,261

Cost of sales (excluding depreciation and amortization)	100,013	113,532
Depreciation and amortization	7,104	6,036
Selling, general and administrative expenses	5,830	5,850

Total costs and expenses	112,947	125,418
Income (loss) from operations	5,315	(14,049)
Other income (expense)
Interest expense	(1,081)	(1,531)
Interest and other income	424	504

Total other income (expense)	(657)	(1,027)
Income (loss) before income taxes	4,658	(15,076)
Income tax provision (benefit)	1,830	(6,620)

NET INCOME (LOSS)	$2,828	$(8,456)

Earnings (loss) per common share:
Basic	$0.06	$(0.19)
Diluted	$0.06	$(0.19)
Weighted average shares outstanding:
Basic	44,014	43,727
Diluted	44,294	43,727

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and three months ended March 31, 2013 and 2012

(Unaudited)

(Amounts in thousands except per share amounts)

	2013	2012
Net income (loss)	$2,828	$(8,456)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	350
Net pension liability adjustment	—	14

Comprehensive income (loss)	$2,828	$(8,092)

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2013

(Unaudited)

(Amounts in thousands)

					Accumulated Other Comprehensive
			Additional Paid-In
	Common Stock			Retained		Non-controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance at January 1, 2013	43,954	$439	$234,115	$144,792	$(244)	$4,179	$383,281
Restricted stock vesting	132	1	—	—	—	—	1
Stock compensation expense	—	—	1,008	—	—	—	1,008
Net tax benefit of equity award vesting	—	—	193	—	—	—	193
Distribution to noncontrolling interests	—	—	—	—	—	(114)	(114)
Restricted stock withheld for taxes	—	—	(345)	—	—	—	(345)
Comprehensive income, net of tax:	—	—	—	2,828	—	—	2,828

Balance at March 31, 2013	44,086	$440	$234,971	$147,620	$(244)	$4,065	$386,852

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2013 and 2012

(Unaudited)

(Amounts in thousands)

	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$2,828	$(8,456)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	7,104	6,036
Deferred income tax benefit	(262)	(249)
Accretion on debt	939	743
Accretion on ESOI liabilities	112	430
Amortization of deferred finance costs	579	137
Losses on write down or disposal of assets	108	3,274
(Gains) losses on derivative financial instruments	(1,047)	15,159
Lower of cost or market adjustment to inventories	862	—
Non-cash compensation expense	1,008	747
Capitalization of interest	(6,478)	(1,077)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(4,685)	(7,028)
(Increase) decrease in inventories, net	(8,216)	435
Decrease (increase) in prepaid expenses and other current assets	4,432	(5,599)
(Increase) in deposits and other	(140)	(375)
(Decrease) increase in accounts payable	(2,338)	11,651
Increase (decrease) in accrued expenses	4,212	(4,512)
Increase (decrease) in other long-term liabilities	261	(1,339)

Net cash (used in) provided by operating activities	(721)	9,977
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(64,917)	(28,680)
Decrease in restricted cash	—	2,500

Net cash used in investing activities	(64,917)	(26,180)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	(114)	(113)
Borrowings on the Credit Facilities	3,500	—
Repayments on the Credit Facilities	(3,500)	—
Debt issuance costs	(25)	—
Borrowings on the Credit Agreement	3,957	—
Repayments on the Credit Agreement	(304)
Tax effect of share based compensation award exercise and vesting	193	183
Restricted stock withheld for taxes	(345)	—

Net cash provided by financing activities	3,362	70
Foreign currency impact on cash balance	—	98
Net decrease in cash and cash equivalents	(62,276)	(16,035)
Cash and cash equivalents at beginning of period	244,119	188,500

Cash and cash equivalents at end of period	$181,843	$172,465

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2013 and for the three months ended March 31, 2013 and March 31, 2012 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to inventory reserves, bad debt reserves, environmental and asset retirement obligations, workers’ compensation liabilities, reserves for contingencies and litigation, fair value of financial instruments and business acquisitions. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

NOTE B—ACQUISITION OF BUSINESS

On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powders LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. The estimated purchase price was $1,101 which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. This acquisition will help facilitate the transition of the Company’s Monaca operations in 2013 and opens the possibility of relocating this business to the new zinc facility, currently under construction, to realize operating efficiencies at some point in the future.

NOTE C—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Cash in bank	$156,649	$218,938
Money market demand account	25,194	25,181

	$181,843	$244,119

The Company’s cash balance was concentrated in four U.S. banks and one Canadian bank at both March 31, 2013 and December 31, 2012. The Company carries deposits in excess of federally insured amounts. At March 31, 2013, the Company had $4,873 in cash held at foreign institutions.

The money market demand account carries an interest rate of 0.20% as of March 31, 2013 and December 31, 2012, respectively. The balances approximate fair value.

NOTE D—INVENTORIES

Inventories consisted of the following at March 31, 2013 and December 31, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

	March 31, 2013	December 31, 2012
Raw materials	$15,485	$12,273
Work-in-process	2,612	3,430
Finished goods	35,781	30,848
Supplies and spare parts	15,143	15,116

	$69,021	$61,667

Inventories were net of reserves for slow moving inventory of $3,077 and $3,090 at March 31, 2013 and December 31, 2012, respectively.

The Company recorded lower of cost or market (“LCM”) adjustments of $862 to its finished goods inventories during the first quarter of 2013. The Company did not record any LCM adjustments during the first quarter of 2012. The Company recorded total LCM adjustments to their raw material and finished goods inventories of $1,421 during 2012. These 2013 and 2012 LCM adjustments were primarily due to the result of the decline of the London Metal Exchange (“LME”) zinc price.

NOTE E—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Refundable income taxes	$—	$4,742
Prepaid hedge contracts	7,040	4,760
Other	2,831	3,295

	$9,871	$12,797

See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Land and land improvements	$24,514	$24,089
Buildings and building improvements	28,376	25,438
Machinery and equipment	223,434	221,060
Construction in progress	291,942	226,829

	568,266	497,416
Less accumulated depreciation	(98,505)	(92,194)

	$469,761	$405,222

The Company capitalized $6,478 and $1,077 of interest expense during the three months ended March 31, 2013 and 2012, respectively. The interest expense capitalized related to the construction of the new zinc facility. Through March 31, 2013, the Company has capitalized a total of $17,538 of interest expense related to the new zinc facility.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company had announced plans on closing the smelting operation when the new zinc plant is commissioned, currently expected in the second half of 2013, but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012, the continuation of the construction of the new zinc facility which is on schedule to open in the second half of 2013 and the determination that the power plant, which has been idled since September 2011, will not be restarted. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The Company did not record any impairment charges during the three months ended March 31, 2013 and has recorded total impairment charges of $35,102 related to the Monaca facility. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $21 million at March 31, 2013.

NOTE G—RESTRICTED CASH

During the first quarter of 2012, restricted cash related to the Envirosafe Services of Ohio, Inc. deferred purchase price obligation was released from trust and transferred to operating cash when the purchase price agreement was amended.

NOTE H—DEPOSITS AND OTHER

Deposits and other at March 31, 2013 and December 31, 2012 consisted of the following:

	March 31, 2013	December 31, 2012
Deferred finance costs	$10,219	$10,773
Other	373	232

	$10,592	$11,005

See Note I – Long Term Debt for additional information regarding deferred finance costs.

NOTE I—LONG –TERM DEBT

Long-term debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	83,284	82,476
10.50% Senior Secured Notes due June 2017, net of debt discount	172,180	172,047
Credit Agreement, interest payable at variable rates	13,492	9,841

	269,211	264,619
Less portion currently payable	1,753	1,285

	$267,458	$263,334

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

The Convertible Notes pay interest semi-annually in arrears on July 1 and January 1 of each year at a rate of 3.80% per annum. The Convertible Notes mature on July 1, 2017. The Convertible Notes are convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of 0.0666667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes (approximately 6,666.67 underlying shares), which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both.

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended March 31, 2013 and 2012, respectively. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the three months ended March 31, 2013 and 2012, the Company recognized $1,758 and $1,693, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $83,284 with an unamortized discount of $16,716 at March 31, 2013. The carrying amount of the Convertible Notes was $82,476 with an unamortized discount of $17,524 at December 31, 2012. The carrying amount of the equity component was $9,714 and $10,204 at March 31, 2013 and December 31, 2012, respectively. The accumulated accretion related to the equity component was $3,307 and $2,817 at March 31, 2013 and December 31, 2012, respectively. The fair value of the Convertible Notes was estimated to be approximately $100,000 and $95,000 at March 31, 2013 and December 31, 2012, respectively, per quotes obtained from active markets.

Revolving Credit and Security Agreement (as amended the “ABL Facility”)

On September 28, 2011, the Company’s subsidiary Horsehead Corporation (“Horsehead”) entered into an ABL Facility, as borrower, with PNC Bank, as agent and lender, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.

The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility. At March 31, 2013, the Company had $10,256 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At March 31, 2013 and December 31, 2012, there were no outstanding borrowings under the ABL Facility. Undrawn availability under the ABL Facility was $47,461 at March 31, 2013.

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

The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2013.

The Company incurred issuance costs of $441 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $21 related to the amortization of deferred finance costs was recorded during both the three months ended March 31, 2013 and 2012, respectively.

On July 26, 2012, the Company amended its ABL Facility to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, are required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis.

Senior Secured Notes

On July 26, 2012, the Company completed a private placement of $175,000 in aggregate principal amount of 10.50% Senior Secured Notes due 2017 (“Senior Secured Notes”), at an issue price of 98.188% of par. The Company received proceeds of $171,829 and recognized approximately $7,732 in issuance costs in connection with the offering. The total net proceeds from the offering were $164,097. The Company intends to use a portion of the proceeds from the Senior Secured Notes to pay for the completion of the construction of the Company’s new zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures

The Senior Secured Notes pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Notes mature on June 1, 2017.

The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Senior Secured Notes and the related guarantees are secured by a first-priority lien on all of the Company’s and the Guarantors’ existing and future property and assets, whether real, personal or mixed (other than certain excluded assets), subject to certain permitted liens; provided that the lien on the accounts receivable, inventory, certain deposit accounts, cash and certain other assets and, in each case, the proceeds thereof, of Horsehead and the guarantors under the ABL Facility will be a second-priority lien. The Senior Secured Notes are the Company’s and the Guarantors’ senior secured obligations. The Senior Secured Notes and the guarantees rank equal in right of payment with any of the Company’s and the Guarantors’ senior indebtedness, including indebtedness under the ABL Facility and, in the case of the Company, the Company’s Convertible Notes. The Senior Secured Notes and the guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Senior Secured Notes or guarantees. The Senior Secured Notes and the guarantees are effectively senior to any of the Company’s or the Guarantors’ unsecured indebtedness, including the Convertible Notes, to the extent of the value of the collateral securing the Senior Secured Notes, and the Senior Secured Notes are effectively senior to indebtedness of the Company that is not guaranteed by the Guarantors, including the Company’s Convertible Notes, to the extent of the value of the guarantees. With respect to the collateral securing the Senior Secured Notes, the Senior Secured Notes and the guarantees are effectively junior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a first-lien basis, and effectively senior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a second-lien basis.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

If the new zinc facility is operating and is fully operational (as determined in good faith by the Board of Directors of the Issuer) on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2015, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption, or after June 1, 2015 at the redemption prices set forth in the Indenture, dated as of July 26, 2012, among the Company, the Guarantors and U.S. Bank, National Association, as trustee and as collateral agent (the “Indenture”) plus accrued and unpaid interest, if any, to the date of redemption. If the new zinc facility is operational by April 1, 2014, the Company can redeem the Senior Secured Notes at par, plus accrued and unpaid interest, if any, to the date of redemption, on or after June 1, 2016.

If the new zinc facility is not operating and fully operational (as determined in good faith by the Board of Directors of the Issuer) on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption. Prior to June 1, 2015, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 110.50%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings.

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

The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three months ended March 31, 2013, the Company recognized $4,726 in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.

The carrying amount of the Senior Secured Notes was $172,180 with an unamortized discount of $2,820 at March 31, 2013. The carrying amount of the Senior Secured Notes was $172,047 with an unamortized discount of $2,953 at December 31, 2012. The fair value of the Senior Secured Notes was estimated to be approximately $187,000 at both March 31, 2013 and December 31, 2012, per quotes obtained from active markets.

Costs of $7,732 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $400 related to the amortization of debt issuance costs during the three months ended March 31, 2013.

Credit Agreement

On August 28, 2012, Horsehead Corporation and Horsehead Holding Corp. entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provides for the financing of up to Euros 14,599 (approximately $20,272 USD) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A., a Spanish corporation providing equipment and related products and services for the new zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”). The Company closed on the facility on November 14, 2012.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on August 2021, amortizing over that period, and bearing interest a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At March 31, 2013 and December 31, 2012, the Company had outstanding borrowings of $13,492 and $9,841, respectively, under the Credit Agreement. At March 31, 2013 and December 31, 2012, the current portion of amounts due under the Credit Agreement was $1,753 and $1,285, respectively.

Draws may be made under the Credit Agreement until April 2014. Principal and interest payments are due semiannually and began in February 2013. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.

The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2013. Availability under the Credit Agreement was $7,444 at March 31, 2013. The carrying amount of the debt approximates fair value at March 31, 2013.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $35 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2013.

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

The Zochem Facility provides for a forty-five-month senior secured revolving credit facility in an aggregate principal amount of up to $15.0 million. The aggregate amount of loans permitted to be made to Zochem under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $15.0 million, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5.0 million will be available to Zochem for the issuance of letters of credit, which reduce availability under the revolving credit facility. Zochem’s obligations under the Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. During the three months ended March 31, 2013, the Company borrowed and repaid $3,500 on the Zochem Facility. At March 31, 2013, the Company had no outstanding borrowings under the Zochem Facility. Undrawn availability under the Zochem Facility was $10,477 at March 31, 2013.

Borrowings by Zochem under the Zochem Facility will bear interest at a rate per annum which, at the option of Zochem, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the Zochem Facility, plus an applicable margin of 1.00% based on average undrawn availability, or (b) a CDOR or eurodollar rate as applicable, plus a margin of 2.50% based on average undrawn availability. Zochem will pay a letter of credit fee to the lenders under the Zochem Facility of 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2013.

The Company incurred issuance costs of $102 in connection with the Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Zochem Facility. Interest expense of $8 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2013.

Other

At March 31, 2013 and December 31, 2012, the Company had $10,256 of letters of credit outstanding under the ABL Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania.

NOTE J—ACCRUED EXPENSES

Accrued expenses at March 31, 2013 and December 31, 2012 consisted of the following.

	March 31, 2013	December 31, 2012
Employee related costs	$8,244	$9,797
EAF dust processing reserve	3,404	2,641
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	2,801	2,233
Accrued electric	3,920	2,144
Accrued interest	7,213	3,600
Other	7,194	7,691

	$35,176	$30,506

NOTE K—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at March 31, 2013 and December 31, 2012 consisted of the following.

	March 31, 2013	December 31, 2012
Environmental obligations	$644	$588
Insurance claim liabilities	5,618	5,485
Asset retirement obligations	4,227	4,152
Deferred purchase price obligation	4,306	4,195
Pension liability	805	788
Other	730	749

	$16,330	$15,957

See Note L – Employee Benefit Plans for additional information regarding the pension liability.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE L—EMPLOYEE BENEFIT PLANS

As part of the acquisition of Zochem, on November 1, 2011, the Company assumed the pension assets and the pension liability for both the hourly and salary pension plans which were in effect at the time of the acquisition. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the Plans.

Net periodic benefit costs related to the plan for the three months ended March 31, 2013 and 2012, was $48 and $45, respectively.

Net periodic benefit costs for the three months ended March 31, 2013 and 2012 were:

	For the three months ended March 31, 2013	For the three months ended March 31, 2012
Components of net periodic benefit cost:
Service Cost	$63	$53
Interest Cost	54	42
Expected return on plan assets	(69)	(70)
Amortization of prior service cost	—	6
Losses	—	14

Net periodic benefit cost	$48	$45

During the three months ended March 31, 2013 and 2012, the Company made contributions in the amount of $33 and $75, respectively to its defined benefit pension plans. The Company anticipates making $171 of additional contributions to fund its defined benefit pension plans during the remainder of 2012.

The Company’s hourly and salary pension plan assets of $4,714 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 1 of the fair value hierarchy.

NOTE M—INCOME TAXES

The Company’s effective tax rates were 39.3% and 43.9% for the three months ended March 31, 2013 and 2012, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due primarily to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

The Company and its subsidiaries file income tax returns in the U.S. and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The federal tax years that remain subject to examination are 2007 through 2012. Due to the acquisition of Zochem on November 1, 2011, the Company files tax returns in Canada. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE N—ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

	March 31, 2013	December 31, 2012
Cumulative translation adjustments	$30	$30
Net pension adjustment	(274)	(274)

Accumulated other comprehensive loss	$(244)	$(244)

NOTE O—SHARE-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provided for the granting of options to acquire shares of common stock of the Company to key employees of the Company and its subsidiaries. A total of 1,685 shares were authorized and reserved for issuance under the 2004 Plan. All options granted under the 2004 Plan were fully vested due to the change in ownership of the Company in November 2006. During 2012, the remaining 138 options outstanding under the 2004 Plan were exercised.

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. At March 31, 2013, there were 655 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 3.79 years of remaining contractual life. The remaining compensation expense of $51 was recognized during the three months ended March 31, 2012. The options outstanding under the 2006 Plan had no intrinsic value at March 31, 2013 as the exercise price was lower than the stock price at March 31, 2013.

The Company had a total of 921 restricted stock units at a weighted average grant date fair value of $9.81 per unit outstanding under the 2006 Plan at December 31, 2012. During the three months ended March 31, 2013, 164 restricted stock units vested having an intrinsic value of $1,766. At March 31, 2013, there were 757 restricted stock units outstanding and the remaining contractual life ranged from 0.4 years to 4.5 years. The related compensation expense for the three months ended March 31, 2013 and 2012 was $532 and $696, respectively. Unrecognized compensation expense as of March 31, 2013 was $4,560.

On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2004 Plan or 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash- or equity-based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan, The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Plan.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

During the three months ended March 31, 2013, the Company granted 206 service based restricted stock units with an average grant date fair value of $10.52 per unit. The restricted stock units vest over a one or five-year service period.

The Company also granted 170 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $20.62 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of .037%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value. The related compensation expense for all 2012 Plan restricted stock units for the three months ended March 31, 2013 was $476. Unrecognized compensation expense as of March 31, 2013 was $5,199.

NOTE P—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the LME, its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the prices of zinc, copper, lead and nickel.

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of March 31, 2013, the fixed portions of these contracts ranged from a monthly average of $0.88 to $0.95 per pound for zinc. The Company did not have any copper fixed-to-variable contracts outstanding at March 31, 2013.

The Company has hedged approximately 3.4 tons of zinc with fixed-to-variable future swap contracts at March 31, 2013, all of which settle at various dates up to and including December 31, 2013.

The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. As of March 31, 2013, the fixed portion of the nickel swap contracts ranged from a monthly average of $8.38 to $8.50 per pound. The Company did not have any lead variable-to-fixed contracts outstanding at March 31, 2013.

The Company has hedged approximately 0.4 tons of nickel with variable-to-fixed future swap contracts at March 31, 2013, all of which settle at various dates up to and including December 31, 2013.

The Company received cash of $163 and $260 from the settlement of swap contracts for the three months ended March 31, 2013 and 2012, respectively.

At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, the Company originally entered into these hedge arrangements in which the Company bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. The Company would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, the Company bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. The Company will leave the $0.85 per pound options in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

At December 31, 2012, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, the Company had purchased the zinc put options, for the second half of 2013, at a cost of $4,945. These put options had been put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at both December 31, 2012 and March 31, 2013.

During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility.

The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for the three months ended March 31, 2103 and 2012 were higher than the strike price for the contracts and they consequently expired with no settlement payment due to the Company. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the three months ended March 31, 2013 or 2012.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three months ended March 31,
	2013	2012
Gains (losses) included in net sales:
Options	$1,264	$(17,086)
Swaps	(53)	2,187

Total gains (losses) resulting from hedging activities	$1,211	$(14,899)

The fair value of the swap contracts and put options as of March 31, 2013 and December 31, 2012 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2013	December 31, 2012
Options and swaps included in Prepaid expenses and other current assets	$7,040	$4,760

Swaps included in Accrued expenses	$458	$—

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on March 31, 2013 and December 31, 2012, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses LME-registered contracts entered into with a London Clearing House member for a majority of their contracts and utilizes seven different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.

On November 11, 2011, the Company received notification via email from MF Global UK Ltd. (in special administration) notifying it that all outstanding Over the Counter (“OTC”) hedge positions would be closed with an effective date of November 1, 2011. The net value of these outstanding OTC positions was $366 and their value was written off during the fourth quarter of 2011. During the first quarter of 2013, the Company sold its rights to any future bankruptcy settlement for these OTC positions to a third party and received $820.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended March 31,
	2013	2012
Basic earnings (loss) per share:
Net income (loss)	$2,828	$(8,456)
Weighted average shares outstanding – basic	44,014	43,727
Basic earnings (loss) per share	$0.06	$(0.19)

Diluted earnings (loss) per share:
Net income (loss)	$2,828	$(8,456)
Weighted average shares outstanding – diluted	44,294	43,727
Diluted earnings (loss) per share	$0.06	$(0.19)

Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	44,014	43,727
Effect of dilutive securities:
Restricted stock units	280	—

Weighted average shares outstanding – diluted	44,294	43,727

	Exercise	Three months ended March 31,
	Price	2013	2012
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	655	658
Options	$1.01	—	138
Restricted Stock Units		—	1,031

Total		655	1,827

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three months ended March 31, 2013 and March 31, 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE S—SEGMENT INFORMATION

The following table presents information regarding the Company’s segment information:

For the three months ended March 31, 2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$103,723	$14,780	$(241)	$118,262
Income (loss) before income taxes	1,170	4,080	(592)	4,658

For the three months ended March 31, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$95,454	$16,235	$(320)	$111,369
(Loss) income before income taxes	(19,628)	5,291	(739)	(15,076)

NOTE T—INSURANCE RECOVERIES

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, it experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The damages from the fire exceeded the Company’s insurance deductible of $0.5 million. Through March 31, 2013, the Company incurred clean up, repair and other costs associated with the fire of $4,129 and a claim will be submitted for property damage insurance recovery. The planned maintenance outage was only extended a day as a result of delays caused by the fire but the Company was not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were completed by the end of the first quarter of 2013. The Company has recorded $1,500 in insurance recoveries relating to property damage from its insurance carriers which is included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2012. The amount recorded represents a partial settlement of the entire claim. The partial settlement of $1,500 was received during the three months ended March 31, 2013. The final claim is expected to be submitted during the second quarter of 2013.

The cost and insurance recoveries are summarized in the table below.

	Total	Three months ended March 31, 2013	Year ended December 31, 2012
Property damage insurance recovery	$1,500	$—	$1,500
Cost of clean-up and repairs	157	9	148
Write off of fixed assets	236	—	236

Gain (loss) related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$1,107	$(9)	$1,116

Insurance proceeds related to fixed assets	$1,264	$—	$1,264

Costs capitalized	$3,736	$1,460	$2,276

Insurance proceeds receivable included in accounts receivable		$—	$1,500

NOTE U—GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries, held approximately 7.3% of its total assets, accounted for 17.0% of its consolidated revenues and recorded $1,168 of consolidated net income for the three months ended March 31, 2013. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$159,703	$17,267	$4,873	$—	$181,843
Accounts receivable, net of allowance	—	53,516	11,452	(296)	64,672
Inventories, net	—	62,000	7,021	—	69,021
Prepaid expenses and other current assets	18	16,754	71	(6,972)	9,871
Deferred income taxes	—	2,770	(85)	—	2,685

Total current assets	159,721	152,307	23,332	(7,268)	328,092
Property, plant and equipment, net	—	428,700	41,061		469,761
Other assets
Intangible assets	—	12,189	224	—	12,413
Deferred income taxes	—	1,530	—	—	1,530
Investment in and advances to subsidiaries	462,843	(282,782)	(5,173)	(174,888)	—
Deposits and other	22,793	1,875	367	(14,443)	10,592

Total other assets	485,636	(267,188)	(4,582)	(189,331)	24,535

Total assets	$645,357	$313,819	$59,811	$(196,599)	$822,388

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,753	$—	$—	$1,753
Accounts payable	11	73,850	8,036	(296)	81,601
Accrued expenses	7,074	33,310	1,735	(6,943)	35,176

Total current liabilities	7,085	108,913	9,771	(7,239)	118,530
Long-term debt, less current maturities	255,464	11,739	14,454	(14,199)	267,458
Other long-term liabilities	—	15,165	1,165	—	16,330
Deferred income taxes	—	32,989	229	—	33,218
Commitments and contingencies
Stockholders’ equity
Common stock	440	—	—	—	440
Preferred stock	—	—	—	—	—
Additional paid-in capital	234,971	31,341	10,312	(41,653)	234,971
Retained earnings	147,397	109,607	24,124	(133,508)	147,620
Accumulated other comprehensive loss	—	—	(244)	—	(244)

Total stockholders’ equity before noncontrolling interest	382,808	140,948	34,192	(175,161)	382,787
Noncontrolling interest	—	4,065	—	—	4,065

Total stockholders’ equity	382,808	145,013	34,192	(175,161)	386,852

Total liabilities and stockholders’ equity	$645,357	$313,819	$59,811	$(196,599)	$822,388

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

December 31, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$223,515	$15,977	$4,627	$—	$244,119
Accounts receivable, net of allowance	—	50,520	9,547	(80)	59,987
Inventories, net	—	53,506	8,161	—	61,667
Prepaid expenses and other current assets	29	18,116	33	(5,381)	12,797
Deferred income taxes	—	2,849	(118)	—	2,731

Total current assets	223,544	140,968	22,250	(5,461)	381,301
Property, plant and equipment, net	—	365,869	39,353	—	405,222
Other assets
Intangible assets	—	12,527	243	—	12,770
Deferred income taxes	—	1,530	—	—	1,530
Investment in and advances to subsidiaries	389,740	(177,346)	(5,178)	(207,216)	—
Deposits and other	23,949	1,779	394	(15,117)	11,005

Total other assets	413,689	(161,510)	(4,541)	(222,333)	25,305

Total assets	$637,233	$345,327	$57,062	$(227,794)	$811,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,285	$—	$—	$1,285
Accounts payable	93	77,485	6,441	(80)	83,939
Accrued expenses	3,494	31,366	922	(5,276)	30,506
Deferred income taxes	—	—	—	—	—

Total current liabilities	3,587	110,136	7,363	(5,356)	115,730
Long-term debt, less current maturities	254,524	8,555	15,184	(14,929)	263,334
Other long-term liabilities	—	14,809	1,148	—	15,957
Deferred income taxes	—	33,297	229	—	33,526
Commitments and contingencies
Stockholders’ equity
Common stock	439	—	—	—	439
Preferred stock	—	—	—	—	—
Additional paid-in capital	234,113	30,869	10,784	(41,651)	234,115
Retained earnings	144,570	143,482	22,598	(165,858)	144,792
Accumulated other comprehensive loss	—	—	(244)	—	(244)

Total stockholders’ equity before noncontrolling interest	379,122	174,351	33,138	(207,509)	379,102
Noncontrolling interest	—	4,179	—	—	4,179

Total stockholders’ equity	379,122	178,530	33,138	(207,509)	383,281

Total liabilities and stockholders’ equity	$637,233	$345,327	$57,062	$(227,794)	$811,828

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$72,761	$20,149	$(296)	$92,614
Net sales of nickel-based material and other services	—	14,758	—	—	14,758
EAF dust service fees	—	10,890	—	—	10,890

Net sales	—	98,409	20,149	(296)	118,262
Cost of sales of zinc material and other goods	—	63,966	17,551	(296)	81,221
Cost of sales of nickel-based material and other services	—	8,993	—	—	8,993
Cost of EAF dust services	—	9,799	—	—	9,799

Cost of sales (excluding depreciation and amortization)	—	82,758	17,551	(296)	100,013
Depreciation and amortization	—	6,570	534	—	7,104
Selling, general and administrative expenses	398	4,903	529	—	5,830

Total costs and expenses	398	94,231	18,614	(296)	112,947

(Loss) income from operations	(398)	4,178	1,535	—	5,315
Equity in income of subsidiaries, net of taxes	3,442	—	—	(3,442)	—
Other income (expense)
Interest expense	(521)	(521)	(280)	241	(1,081)
Interest and other income	305	(100)	438	(219)	424

Total other income (expense)	(216)	(621)	158	22	(657)

Income (loss) before income taxes	2,828	3,557	1,693	(3,420)	4,658
Income tax provision	—	1,305	525	—	1,830

NET INCOME (LOSS)	$2,828	$2,252	$1,168	$(3,420)	$2,828

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the three months ended March 31, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$65,771	$17,930	$—	$83,701
Net sales of nickel-based material and other services	—	16,235	—	—	16,235
EAF dust service fees	—	11,433	—	—	11,433

Net sales	—	93,439	17,930	—	111,369
Cost of sales of zinc material and other goods	—	79,822	16,336	—	96,158
Cost of sales of nickel-based material and other services	—	9,113	—	—	9,113
Cost of EAF dust services	—	8,261	—	—	8,261

Cost of sales (excluding depreciation and amortization)	—	97,196	16,336	—	113,532
Depreciation and amortization	—	5,558	478	—	6,036
Selling, general and administrative expenses	343	5,112	395	—	5,850

Total costs and expenses	343	107,866	17,209	—	125,418

(Loss) income from operations	(343)	(14,427)	721	—	(14,049)
Equity in loss of subsidiaries, net of taxes	(7,717)	—	—	7,717	_
Other income (expense)
Interest expense	(734)	(773)	(265)	241	(1,531)
Interest and other income	338	254	131	(219)	504

Total other income (expense)	(396)	(519)	(134)	22	(1,027)

(Loss) income before income taxes	(8,456)	(14,946)	587	7,739	(15,076)
Income tax (benefit) provision	—	(6,868)	248	—	(6,620)

NET (LOSS) INCOME	$(8,456)	$(8,078)	$339	$7,739	$(8,456)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$2,828	$2,252	$1,168	$(3,420)	$2,828
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—

Comprehensive income (loss)	$2,828	$2,252	$1,168	$(3,420)	$2,828

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended March 31, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(8,456)	$(8,078)	$339	$7,739	$(8,456)
Other comprehensive income , net of tax:
Foreign currency translation adjustment	—	—	350	—	350
Net pension liability adjustment	—	—	14	—	14

Comprehensive (loss) income	$(8,456)	$(8,078)	$703	$7,739	$(8,092)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$2,828	$2,252	$1,168	$(3,420)	$2,828
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6,570	534	—	7,104
Deferred income tax provision	—	(229)	(33)	—	(262)
Accretion on debt	939	—	—	—	939
Accretion on ESOI liabilities	—	112	—	—	112
Amortization of deferred finance costs	515	58	28	(22)	579
Losses on write down or disposal of assets	—	108	—	—	108
(Gains) losses on derivative financial instruments	—	(1,178)	131	—	(1,047)
Lower of cost or market adjustment to inventories	—	862	—	—	862
Non-cash compensation expense	109	899	—	—	1,008
Capitalization of interest	(6,478)	—	—	—	(6,478)
Equity in (income) of subsidiaries	(3,442)	—	—	3,442	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(2,780)	(1,905)	—	(4,685)
(Increase) decrease in inventories	—	(9,356)	1,140	—	(8,216)
Decrease (increase) in prepaid expenses and other current assets	11	4,483	(62)	—	4,432
Decrease (increase) in deposits and other	651	(61)	—	(730)	(140)
(Decrease) increase in accounts payable	(82)	(3,851)	1,595	—	(2,338)
Increase (decrease) in accrued expenses	3,580	(74)	(24)	730	4,212
Increase in long-term liabilities	—	244	17	—	261

Net cash (used in) provided by operating activities	(1,369)	(1,941)	2,589	—	(721)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(62,694)	(2,223)	—	(64,917)
Investment in and advance (to) from subsidiaries	(62,281)	62,287	(6)	—	—

Net cash used in investing activities.	(62,281)	(407)	(2,229)		(64,917)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	—	3,500	—	3,500
Repayments on the Credit Facilities	—	—	(3,500)	—	(3,500)
Debt issuance costs	(10)	(15)	—	—	(25)
Borrowings on Credit Agreement	—	3,957	—	—	3,957
Repayments on the Credit Agreement	—	(304)	—	—	(304)
Tax effect of share based compensation award exercise and vesting	193	—	—	—	193
Restricted stock withheld for taxes	(345)	—	—	—	(345)

Net cash (used in) provided by financing activities	(162)	3,638	(114)	—	3,362
Net (decrease) increase in cash and cash equivalents	(63,812)	1,290	246	—	(62,276)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119

Cash and cash equivalents at end of period	$159,703	$17,267	$4,873	$—	$181,843

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(8,456)	$(8,078)	$339	$7, 739	$(8,456)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	5,558	478	—	6,036
Deferred income tax provision	—	(288)	39	—	(249)
Accretion on debt	743	—	—	—	743
Accretion on ESOI liabilities	—	430	—	—	430
Amortization of deferred finance costs	116	21	22	(22)	137
Losses on write down or disposal of assets	—	3,274	—	—	3,274
Losses (gains) on derivative financial instruments	—	15,329	(170)	—	15,159
Non-cash compensation expense	95	652	—	—	747
Capitalization of interest	(1,077)	—	—	—	(1,077)
Equity in loss of subsidiaries	7,717	—	—	(7,717)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(6,763)	(265)	—	(7,028)
Decrease (increase) in inventories	—	586	(151)	—	435
Decrease (increase) in prepaid expenses and other current assets	3	(5,532)	(70)	—	(5,599)
Decrease (increase) in deposits and other	650	(85)	(210)	(730)	(375)
(Decrease) increase in accounts payable	(97)	10,700	1,048	—	11,651
(Decrease) increase in accrued expenses	(586)	(3,567)	(1,089)	730	(4,512)
(Decrease) in long-term liabilities	—	(1,339)	—	—	(1,339)

Net cash (used in) provided by operating activities	(892)	10,898	(29)	—	9,977
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(28,653)	(27)	—	(28,680)
Decrease in restricted cash	—	2,500	—	—	2,500
Investment in and advance (to) from subsidiaries	(18,192)	18,200	(8)	—	—

Net cash used in investing activities.	(18,192)	(7,953)	(35)	—	(26,180)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Tax effect of share based compensation award exercise and vesting	183	—	—	—	183

Net cash provided by (used in) financing activities	183	—	(113)	—	70
Foreign currency impact on cash balance	—	—	98	—	98
Net (decrease) increase in cash and cash equivalents	(18,901)	2,945	(79)	—	(16,035)
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500

Cash and cash equivalents at end of period	$147,522	$19,471	$5,472	$—	$172,465

Item  2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Overview

Our Business

We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel product and services.

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

Strategic Investments and Acquisitions

In September of 2011, we began construction on a new zinc facility located in Rutherford County, North Carolina, which we anticipate will be capable of production in excess of 150,000 tons of zinc metal per year, including Special High Grade (“SHG”) zinc and Continuous Galvanizing Grade zinc in addition to the PW zinc that we currently produce and will also enable us to potentially recover other marketable metals from Waelz oxide (“WOX”) produced from EAF dust recycling. The new facility will significantly reduce our manufacturing conversion costs due to the lower energy usage, higher labor productivity and lower maintenance needs associated with the new technology to be employed at the facility. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers operated by steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the process will allow us to recover value from certain metals such as silver and lead contained in EAF dust. We continue to be on schedule for first zinc production before the end of 2013. The majority of the infrastructure work, detailed engineering and equipment acquisition have been completed. Installation of equipment and recruiting of the workforce is actively underway. Installation costs are running above our previous estimates. However, 95% of the project’s construction cost estimate is based on either actual cost or firm quotes at this point. We currently estimate that the total construction cost will be approximately $450 million, a small portion of which will be spent in 2014. We have recorded approximately $265 million of total project costs, excluding capitalized interest, as of March 31, 2013. We believe that we have adequate liquidity to complete the project through the startup of the facility.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced that we decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. The expansion project, which will increase the total zinc oxide production capacity at Zochem to 72,000 tons per year, should be completed by the end of 2013 prior to the closure of the Monaca smelter. We have $10.5 million of availability under our Zochem Credit Facility to complete the project.

On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP. (“Shell”), which if exercised, would require us to vacate our facility in Monaca by April 30, 2014. On December 28, 2012, Shell extended its option to June 30, 2013. In the event that Shell does not exercise its option to purchase our Monaca facility, we still intend to shut down the smelting operations when the new zinc facility becomes operational and the refinery operations when the expanded capacity at Zochem becomes operational.

On November 16, 2012, we acquired the single membership interest in MZP, a leading manufacturer of zinc powders for the alkaline battery business. We had been a long-term supplier of Special Special High Grade zinc metal (“SSHG”) to MZP which is co-located at the site of our Monaca zinc smelter. MZP was re-named Horsehead Zinc Powders (“HZP”) and its operations will continue at its current location for the near term. The acquisition will help facilitate the transition of our Monaca operations in 2013 and opens the possibility of relocating this business to the new zinc facility site to realize operating efficiencies at some point in the future.

Economic Conditions and Outlook

During the first quarter of 2013, demand for our zinc products was solid. During the first quarter of 2013, we chose to reduce shipments of zinc products compared with the fourth quarter of 2012 in order to realize higher sales premiums and to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. We operated at full capacity utilizing all six smelting furnaces at the Monaca facility during the quarter. In April, we idled one of the smelting furnaces due to the unplanned shutdown of two SSHG columns and one oxide refining column which reduced downstream capacity to process metal from the smelter. These columns are expected to be back on-line in May. We expect to return to a six furnace operation in early May and continue to operate at that level until we shutdown the smelter.

Oxide shipments increased 27% compared with the fourth quarter of 2012. The expansion projects underway in Brampton are still on schedule to be completed by the end of this year to coincide with the closure of the Monaca zinc oxide refinery. We realized an increase in premiums on zinc oxide sales in the first quarter on 2013 which is consistent with the increase we announced during the third quarter of 2012.

EAF dust receipts for the first quarter of 2013 were 8.8% higher than the fourth quarter of 2012 partially due to an increase in steel capacity utilization during the first quarter of 2013.

Our recycling operations processed a quantity of dust equivalent to our receipts during the first quarter of 2013. We idled the equivalent of one kiln for two months during the quarter and took maintenance outages on other kilns to balance capacity with supply. Steel industry output increased as we entered the second quarter of 2013 and we are currently operating all nine of our kilns.

During the first quarter of 2013, HZP, which we acquired on November 16, 2012, added incremental margin to the SSHG metal which we previously sold to its predecessor MZP.

INMETCO’s tolling receipts increased 32% over the fourth quarter of 2012 as a result of new agreements that we entered into at the end of last year and production increases occurring at certain customers. Shipments of remelt alloy increased 21% over the fourth quarter.

LME zinc and nickel prices were slightly higher than in the fourth quarter of 2012.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first three months of 2013, comprised approximately 73% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 and then stabilized during 2012 and through the three months ended March 31, 2013.

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2012 and the three months ended March 31, 2013 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	Three months ended March 31, 2013
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.88
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.84
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.92

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, we had purchased the zinc put options, for the second half of 2013, at a cost of approximately $4.9 million. These put options had been put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. We also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at both December 31, 2012 and March 31, 2013.

During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility.

The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for the three months ended March 31, 2013 and 2012 were higher than the strike price for the contracts and they consequently expired with no settlement payment due to the Company. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the three months ended March 31, 2013 or 2012.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2012 and the three months ended March 31, 2013 were as follows:

LME Nickel Prices	2010	2011	2012	Three Months Ended March 31, 2013
Daily High	$11.81	$13.17	$9.90	$8.44
Daily Low	$8.36	$7.68	$6.89	$7.45
Average	$9.89	$10.36	$7.97	$7.85

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products and services, as well as from the collection and recycling of EAF dust. Shipments of our products at our Monaca, Pennsylvania facility decreased in the first quarter of 2013 from the fourth quarter of 2012, partially reflecting the movement of some of our zinc oxide production to our Zochem location in anticipation of the closing of the refinery at our Monaca facility. In addition, during the first quarter of 2013, we elected to reduce shipments of zinc products compared with the fourth quarter of 2012 in order to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. As a result, we realized significantly higher product premiums.

Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid-70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During the first quarter of 2013, weekly steel industry capacity increased back to the mid-70% range.

The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Three months Ended March 31,		Year Ended December 31,		Three months Ended March 31,		Year Ended December 31,
	2013	2012	2012	2011	2013	2012	2012	2011
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	43	50	189	152	$2,086	$1,903	$1,875	$2,024
EAF Dust	155	164	618	528	$70	$70	$69	$69
Nickel-based products	7	7	28	28	$1,745	$1,918	$1,717	$1,930

(1)	Includes Zochem since November 1, 2011 and HZP since November 16, 2012

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first three months of 2013, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 18% of our production costs compared to 20% for the first three months of 2012. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. For the three months ended March 31, 2013, the conversion related costs were 48% and EAF based feedstock represented 34% of our production costs at our Monaca facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 78% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 22% of our production costs for the three months ended March 31, 2013 at our Zochem facility.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. The Company recorded an LCM adjustment of $0.9 million during the first quarter of 2013. No LCM adjustment was recorded during the first quarter of 2012. Total LCM adjustments were $1.4 million for the year ended December 31, 2012. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through costs of sales during the same month it is purchased.

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

Fire at our INMETCO facility on October 28, 2012

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, it experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The damages from the fire exceeded our insurance deductible of $0.5 million. Through March 31, 2013, we incurred clean up, repair and other costs associated with the fire of $4.1 million and a claim will be submitted for property damage insurance recovery. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were completed by the end of the first quarter of 2013. We recorded $1.5 million in insurance recoveries at December 31, 2012 relating to property damage. The amount recorded represents a partial settlement of the entire claim. During the first quarter of 2013, we received $1.5 million in cash from our insurance carriers. The final claim is expected to be submitted during the second quarter of 2013. See Note T – Insurance Recoveries in our Consolidated Financial Statements.

Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	LME price of zinc and nickel;

•	changes in cost of energy and fuels;

•	gain and loss of customers;

•	pricing pressures from competitors, including new entrants into zinc product markets, or the EAF dust or nickel-bearing waste recycling markets;

•	production levels in the domestic steel industry;

•	increases and decreases in the use of zinc and nickel-based products;

•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;

•	expenditures required to comply with environmental and other operational regulations;

•	access to credit by our customers; and

•	our operational efficiency improvement programs.

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

Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas to operate. Our freight operations depend heavily on diesel fuel. Energy prices, particularly for coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In September 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility at rates lower than the cost at which we are currently able to produce power on-site, which led to our decision to idle our Monaca, Pennsylvania power plant in September 2011. During the fourth quarter of 2012, we wrote down the power plant to its net realizable value as we have determined that it will not be restarted prior to the closure of the Monaca facility.

The historically high zinc prices from 2006 into 2008 also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as new EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. For example, Steel Dust Recycling began operations at its Waelz kiln facility located in Alabama in 2008.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K which was filed with the SEC on March 18, 2013, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2013 and for the three months ended March 31, 2013 and 2012. Certain of these accounting policies are described below.

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

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The three levels are described as follows:

•

Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments (see Note C – Cash and Cash Equivalents in our Consolidated Financial Statements). The pension assets are carried at fair value and are considered to be in Level 1 of the fair value hierarchy (see Note L – Employee Benefit Plans in our Consolidated Financial Statements).

•

Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. The derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note P – Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements).

•

Level 3 – Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements). The Senior Secured Notes, issued on July 26, 2012, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements).

When developing the fair value measurements, we use quoted market prices whenever available or seek to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted.

Derivatives

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

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of the contracts. In addition, we minimize credit loss by utilizing seven different brokers for our derivative contracts. (see Note P – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

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

We have no goodwill.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	84.6	101.9
Depreciation and amortization	6.0	5.4
Selling, general and administrative expenses	4.9	5.3

Income (loss) from operations	4.5	(12.6)
Interest expense	0.9	1.4
Interest and other income	0.3	0.5

Income (loss) before income taxes	3.9	(13.5)
Income tax provision (benefit)	1.5	(5.9)

Net income (loss)	2.4%	(7.6)%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2012	2013	2014	Swaps	Total
Fair value December 31, 2011	$17,723	$13,703	$—	$(970)	$30,456
Purchases	—	—	—	—	—
Write-off of expired positions	(2,620)	—	—	287	(2,333)
Mark to market adjustments on open positions	(9,160)	(5,306)	—	1,640	(12,826)

Fair value March 31, 2012	5,943	8,397	—	957	15,297
Purchases	—	—	—	—	—
Write-off of expired positions	(743)	—	—	(254)	(997)
Mark to market adjustments on open positions	(807)	(293)	—	(441)	(1,541)

Fair value June 30, 2012	4,393	8,104	—	262	12,759
Purchases	—	1,608	—	—	1,608
Write-off of expired positions	(1,464)	—	—	(154)	(1,618)
Mark to market adjustments on open positions	(2,622)	(5,198)	—	624	(7,196)

Fair value September 30, 2012	307	4,514	—	732	5,553
Purchases	—	3,337	—	—	3,337
Write-off of expired positions	(307)	—	—	(562)	(869)
Mark to market adjustments on open positions	—	(3,449)	—	188	(3,261)

Fair value December 31, 2012	—	4,402	—	358	4,760
Purchases	—	—	774	—	774
Write-off of expired positions	—	(172)	—	(177)	(349)
Mark to market adjustments on open positions	—	901	535	(39)	1,397

Fair value March 31, 2013	$—	$5,131	$1,309	$142	$6,582

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.

The LME average zinc prices for the quarter and year to date are listed in the table below:

	2011			2012				2013
Average LME zinc price	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
Quarter	$1.02	$1.01	$0.86	$0.92	$0.87	$0.86	$0.88	$0.92
Year-to-date	$1.05	$1.04	$0.99	$0.92	$0.90	$0.88	$0.88	$0.92

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Consolidated net sales. Consolidated net sales increased $6.9 million, or 6.2%, to $118.3 million for the three months ended March 31, 2013 compared to $111.4 million for the three months ended March 31, 2012. Net sales for the three months ended March 31, 2013 were increased by $1.0 million from unrealized favorable non-cash adjustments related to hedging activities. Net sales for the three months ended March 31, 2012 were decreased $15.2 million from unrealized unfavorable non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales decreased $9.3 million, or 7.4%, to $117.2 million for the three months ended March 31, 2013 from $126.5 million for the three months ended March 31, 2012. The decrease includes a $7.9 million decrease in net sales for zinc products and services (“Zinc”) and a $1.4 million decrease in nickel products and services (“Nickel”).

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales decreased $13.5 million, or 11.9%, to $100.0 million for the three months ended March 31, 2013 compared to $113.5 million for the three months ended March 31, 2012. Zinc cost of sales for the three months ended March 31, 2012 includes an impairment charge of $3.3 million. Excluding the 2012 impairment charge, cost of sales decreased $10.2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease includes a $10.1 million decrease in Zinc cost of sales and a $0.1 million decrease in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $1.1 million, or 17.7%, to $7.1 million for the three months ended March 31, 2013 compared to $6.0 million for the three months ended March 31, 2012. The increase reflects an increase of excess depreciation expense of $0.2 million, related to the eventual closing of the Monaca, Pennsylvania facility, depreciation and amortization related to HZP of $0.4 million and depreciation on property, plant and equipment additions since March 31, 2012.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses remained approximately the same at $5.8 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Consolidated other income (expense). Consolidated other income (expense) decreased $0.4 million on a net basis, to $(0.7) million expense for the three months ended March 31, 2013. The decrease in other expense was primarily due to an decrease in net interest expense of $0.5 million. Actual interest expense increased by $5.0 million due to interest associated with the Senior Secured Notes issued on July 26, 2012. This additional interest expense, however, was offset by capitalized interest of $6.5 million, related to construction of the new zinc facility.

Consolidated income tax provision (benefit. Our consolidated income tax provision was $1.8 million for the three months ended March 31, 2013 compared to an income tax benefit of $(6.6) million for the three months ended March 31, 2012. Our effective tax rates were 39.3% for the three months ended March 31, 2013 and 43.9% for the three months ended March 31, 2012. The decrease in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2013 and the related impact of permanent differences.

Consolidated net income (loss). Net income for the three months ended March 31, 2013 was $2.8 million compared to a net loss of $(8.5) million for the three months ended March 31, 2012. For the reasons stated above, our consolidated net income was $2.2 million for the three months ended March 31, 2013, excluding an $0.6 million net benefit relating to unrealized favorable non-cash adjustments related to our hedging activities. Our consolidated net income for the three months ended March 31, 2012 was $1.8 million, excluding $8.5 million in net loss relating to unrealized unfavorable non-cash adjustments related to our hedging activities and an impairment charge of $1.8 million.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $7.9 million, or 7.1%, to $102.8 million for the three months ended March 31, 2013 compared to $110.7 million for the three months ended March 31, 2012. The decrease during the first quarter of 2013, was a result of a $19.4 million decrease in sales volume primarily reflecting decreased shipments of zinc metal which was partially offset by a $5.3 million increase in price realization. The increase in price realization was due to higher realized premiums to the LME zinc price and product mix as zinc oxide tons sold for the three months ended March 31, 2013 were a larger proportion of total tons sold when compared to the three months ended March 31, 2012. Zinc oxide premiums tend to be higher than zinc metal premiums. Net sales for the three months ended March 31, 2013 includes sales from HZP, acquired on November 16, 2012, of $6.2 million. Miscellaneous and other sales were approximately the same. Net sales during the three months ended March 31, 2013 were increased by unrealized favorable non-cash adjustments of $0.7 million relating to our hedging activities. The three months ended March 31, 2012 were decreased by unrealized unfavorable non-cash adjustments of $15.6 million, relating to our hedging activities.

Zinc product shipments were 42,772 tons for the three months ended March 31, 2013, or 38,310 tons on a zinc contained basis, compared to 50,273 tons, or 45,186 tons on a zinc contained basis, for the three months ended March 31, 2012. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.16 per pound for the three months ended March 31, 2013 compared to $1.06 per pound for the three months ended March 31, 2012. The increase reflects higher realized premiums to the LME zinc price and product mix as zinc oxide tons sold for the three months ended March 31, 2013 were a larger proportion of total tons sold when compared to the three months ended March 31, 2012. Zinc oxide premiums currently tend to be higher than zinc metal premiums.

Net sales of zinc metal decreased $11.7 million, or 24.8%, to $35.4 million for the three months ended March 31, 2013 compared to $47.2 million for the three months ended March 31, 2012. The decrease was primarily due to a $12.6 million decrease in volume partially offset by an increase of $0.9 million price realization. The increase in price realization was due to an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended March 31, 2013 compared to the three months ended March 31, 2012. In addition, the decrease in volume is partially related to our efforts to increase product premiums while building inventory to support customer demand during the transition of production facilities to North Carolina. In addition, metal sales to HZP, which we purchased on November 16, 2012, are treated as intercompany sales during the three months ended March 31, 2013 and eliminated in consolidation.

Net sales of zinc oxide decreased $1.2 million, or 2.5%, to $46.5 million for the three months ended March 31, 2013, compared to $47.7 million for the three months ended March 31, 2012. The decrease was primarily due to a $5.9 million decrease in sales volume partially offset by an increase in price realization of $4.7 million. The increase in price realization is a result of zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium to the average LME zinc price.

Net sales of zinc and copper-based powders decreased $0.7 million, or 17.9%, to $3.1 million for the three months ended March 31, 2013 compared to $3.8 million for the three months ended March 31, 2012. The decrease was primarily attributable to shipment volume, most notably in our copper-based powders.

The three months ended March 31, 2013 included powder sales of HZP which accounted for additional sales of $6.2 million during the quarter.

Revenues from EAF dust recycling decreased $0.5 million, or 4.8%, to $10.9 million for the three months ended March 31, 2013 from $11.4 million for the three months ended March 31, 2012. The decrease is primarily due to a decrease in volume. EAF dust receipts for the three months ended March 31, 2013 were 155,258 tons compared to 163,846 tons for the three months ended March 31, 2012. The decrease in volume reflects lower steel industry output during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Cost of sales (excluding depreciation and amortization). After excluding impairment charges of $3.3 million related to the Monaca, Pennsylvania facility recorded during the three months ended March 31, 2012, cost of sales decreased $10.1 million to $91.0 million for the three months ended March 31, 2013, compared to $101.1 million for the three months ended March 31, 2012.

For the three months ended March 31, 2013 and 2012, cost of sales was 88.5% and 91.4%, respectively, of net sales, after excluding from net sales the favorable non-cash adjustments relating to hedging of $0.7 million for the three months ended March 31, 2013 and the unfavorable non-cash adjustments related to hedging of $15.6 million for the three months ended March 31, 2012 and after excluding the impairment charge of $3.3 million included in cost of sales for the three months ended March 31, 2012.

After excluding an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility included in cost of sales for the three months ended March 31, 2012, the cost of zinc material and other products sold decreased $11.7 million, or 12.6%, to $81.2 million for the three months ended March 31, 2013 compared to $92.9 million for the three months ended March 31, 2012. The decrease was a result of a $17.6 million decrease in volume partially offset by a $$6.6 million increase in the cost of zinc products produced from our Monaca facility and production costs related to HZP, which was purchased on November 16, 2012. The cost of zinc material includes LCM inventory adjustments of $0.9 million for the three months ended March 31, 2013 primarily due to the decline of the LME zinc price. Conversion costs at the Monaca, Pennsylvania facility reflect an 8.8% decrease in production levels. As a result of this decrease in production, conversion costs decreased $2.5 million. Coke costs decreased $1.7 million, services decreased $0.5 million and labor decreased $0.3 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the three months ended March 31, 2013 decreased 10.4% compared to the three months ended March 31, 2012.

The cost of EAF dust services increased $1.5 million, or 18.6%, to $9.8 million for the three months ended March 31, 2013 from $8.3 million for the three months ended March 31, 2012. The increased cost reflects an increase in transportation costs of $2.0 million partially offset by decrease of $0.4 million in volume. EAF dust receipts tons decreased 5.2% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The decrease in volume reflects lower steel industry output during the three months ended March 31, 2013 as compared to the three months ended March 31, 2012.

Income (loss) before income taxes. For the reasons stated above, our income before income taxes was $1.2 million for the three months ended March 31, 2013, and includes $0.7 million in unrealized non cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our income before income taxes was $0.5 million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $1.5 million, or 9.1%, to $14.8 million for the three months ended March 31, 2013 compared to $16.2 million for the three months ended March 31, 2012. The decrease was mainly the result of a $1.3 million decrease in price realization and a $0.2 million decrease in shipment volume. An 11.9% lower average LME nickel price for the first quarter of 2013 compared with the first quarter of 2012 was the primary reason for the lower price realization. The effect of the lower nickel price was partially offset by $0.8 million received from the sale of our MF Global bankruptcy claim to a third party.

Cost of sales (excluding depreciation and amortization). Cost of sales decreased $0.1 million, or 1.3%, to $9.0 million for the three months ended March 31, 2013 compared to $9.1 million for the three months ended March 31, 2012. A decrease of $0.4 million related to the decrease in shipment volume was partially offset by a $0.3 million increase in the cost of product shipped. The increase in the cost of product shipped was primarily due to higher maintenance costs for the first quarter of 2013 compared with the first quarter of 2012.

Income before income taxes. For the reasons stated above, income before income taxes decreased $1.2 million to $4.1 million for the three months ended March 31, 2013.

Liquidity and Capital Resources

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017 (the “Senior Secured Notes”), at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. The Senior Secured Notes pay interest semiannually on December 1st and June 1st at a rate of 10.50% per annum. The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by our existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the Amended Revolving Credit Facility (the “ABL Facility”). The ABL Facility is fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries.

On August 28, 2012, we announced that we entered into a Credit Agreement (the “Credit Agreement”) with a Spanish bank to provide for the financing of up to Euros 14.6 million (approximately $20.3 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. We closed on this facility on November 14, 2012. As of March 31, 2013, we had $13.5 million in outstanding borrowings on this facility.

On December 21, 2012, Zochem entered into a $15.0 million revolving credit facility (the “Zochem Facility”). The Company also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion currently under construction in Brampton, Ontario.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance of approximately $182 million, which includes the remaining proceeds from the issuance of the Senior Secured Notes, approximately $58 million of availability under our two revolving credit facilities and $7 million of availability under the Credit Agreement, our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Regarding the new zinc facility, the majority of the infrastructure work, detailed engineering and equipment acquisition have been completed. Installation of equipment and recruiting of the workforce is actively underway. Installation costs are running above our previous estimates. However, 95% of the project’s construction cost estimate is based on either actual cost or firm quotes at this point. We currently estimate that the total construction cost will be approximately $450 million, a small portion of which will be spent in 2014. We have recorded approximately $265 million of total project costs, excluding capitalized interest, through March 31, 2013. We believe that we have adequate liquidity to complete the project through the startup of the facility.

Cash and Cash Equivalents

Our balance of cash and cash equivalents at March 31, 2013 was $181.8 million, a decrease of $62.3 million from the December 31, 2012 balance of $244.1 million. Cash and cash equivalents are held in four US banks and one Canadian bank.

Cash Flows from Operating Activities

Our operations used a net $0.7 million in cash for the three months ended March 31, 2013, reflecting lower sales during the three months ended March 31, 2013. During the first quarter of 2013, we began to build inventory at our Monaca location in order to be able to service customers during the start-up of the new zinc facility in the second half of 2013. This build of inventory used $8.2 million of cash during the first quarter of 2013. During the first quarter of 2013, we received a $3.2 million federal income tax refund.

Our investment in working capital was $209.6 million at March 31, 2013 and $265.6 million at December 31, 2012. The decrease in working capital was primarily due to capital expenditures related to the construction of the new zinc facility in North Carolina.

Cash Flows from Investing Activities

Capital expenditures were $64.9 million for the three months ended March 31, 2013, of which $58.5 million related to the construction of the new zinc facility.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $3.4 million and primarily related to drawdown’s of $4.0 million on the Credit Agreement offset by payments on the Credit Agreement of $0.3 million. During the first quarter of 2013, we made drawdown’s of $3.5 million on the Zochem Facility which was repaid during the quarter.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of March 31, 2013, we had letters of credit outstanding in the amount of $10.3 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead and natural gas. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc and nickel through March 2014.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of our contracts. We also minimize credit loss by utilizing several different brokers for our hedging program. At March 31, 2013, we were utilizing seven different brokers for our hedging program.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011, our $21.3 million Credit Agreement entered into on November 14, 2012 and our $15.0 million Zochem Facility entered into on December 21, 2012, all of which bear interest at variable rates. Assuming that the two credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.0 million.

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

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. In June 2011, we originally entered into these hedge arrangements in which we bought put options with a strike price of $0.85 per pound, sold call options with a strike price of $1.20 per pound and bought call options with a strike price of $1.81 per pound. The value of these bought and sold positions resulted in a zero cash outlay. The hedges reduced our exposure to future declines in zinc prices below $0.85 per pound. We would not, however, have been able to participate in increased zinc prices beyond $1.20 per pound until the zinc price reached $1.81 per pound. The $1.81 per pound call options were bought in order to cap the potential collateral requirements surrounding these hedge arrangements. During the fourth quarter of 2011, with forward zinc prices lower than when the program was implemented, we bought back the $1.20 per pound sold call option positions at a cost of $15.7 million and realized a gain of $13.4 million. The repurchase of these $1.20 per pound call options effectively eliminated both the risk of a potential cash collateral requirement and the limitation to our profitability, in the event that zinc prices increased above the $1.20 per pound during that period. We left the $0.85 per pound options in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility.

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.

During the three months ended March 31, 2013, we purchased zinc put options with an $0.85 per pound strike price, for the first quarter of 2014, at a cost of $0.8 million. These put options cover approximately 13,200 tons of zinc production and were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start-up of the new zinc facility.

The 2012 put options settled monthly on an average LME pricing basis. The monthly average LME zinc price, during the three months ended March 31, 2013, was above the strike prices for the contracts and they consequently expired with no settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the three months ended March 31, 2013.

The value of the zinc call options with a $1.81 per pound strike price was negligible at March 31, 2013. The put and call options are included in “Prepaid expenses and other current assets” in our consolidated financial statements.

At December 31, 2012, we were party to raw material supply agreements through 2013. The agreements require us to purchase 26,000 tons for 2013 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2012 average LME zinc price, this purchase commitment is estimated to be approximately $53 million for 2013.

Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the three months ended March 31, 2013.

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

During the quarter ending March 31, 2013, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For further information refer to the our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Item 1A. Risk Factors.

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on May 8, 2013.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	May 8, 2013

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	May 8, 2013