Form 10-Q
period 2013-06-30
Horsehead Holding Corp
filed 2013-08-07
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated Filer	☐	Accelerated filer	☒

Non-accelerated filer		Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the issuer’s common stock as of August 5, 2013 was 44,108,238

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

June 30, 2013 and December 31, 2012

(Unaudited)

(Amounts in thousands, except per share amounts)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$126,609	$244,119
Accounts receivable, net of allowance of $447 and $573, respectively	65,311	59,987
Inventories, net	69,384	61,667
Prepaid expenses and other current assets	10,309	12,797
Deferred income taxes	2,928	2,731

Total current assets	274,541	381,301
Property, plant and equipment, net	545,808	405,222
Other assets
Intangible assets	12,030	12,770
Deferred income taxes	1,530	1,530
Deposits and other	10,391	11,005

Total other assets	23,951	25,305

Total assets	$844,300	$811,828

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$1,971	$1,285
Accounts payable	83,131	83,939
Accrued expenses	32,114	30,506

Total current liabilities	117,216	115,730
Long-term debt, less current maturities	290,757	263,334
Other long-term liabilities	16,514	15,957
Deferred income taxes	32,905	33,526
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 44,108 and 43,954 shares issued and outstanding in 2013 and 2012, respectively	440	439
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	235,855	234,115
Retained earnings	146,792	144,792
Accumulated other comprehensive loss	(244)	(244)

Total stockholders’ equity before noncontrolling interest	382,843	379,102
Noncontrolling interest	4,065	4,179

Total stockholders’ equity	386,908	383,281

Total liabilities and stockholders’ equity	$844,300	$811,828

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2013 and 2012

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales of zinc material and other goods	$85,179	$92,180	$177,793	$175,881
Net sales of nickel-based material and other services	14,169	14,450	28,927	30,685
EAF dust service fees	11,108	10,856	21,998	22,289

Net sales	110,456	117,486	228,718	228,855
Cost of sales of zinc material and other goods	83,793	88,861	165,014	185,019
Cost of sales of nickel-based material and other services	9,886	9,566	18,879	18,679
Cost of EAF dust services	8,749	8,602	18,548	16,863
Insurance claim income	(2,450)	—	(2,450)	—

Cost of sales (excluding depreciation and amortization)	99,978	107,029	199,991	220,561
Depreciation and amortization	7,347	6,096	14,451	12,132
Selling, general and administrative expenses	5,706	5,425	11,536	11,275

Total costs and expenses	113,031	118,550	225,978	243,968

(Loss) income from operations	(2,575)	(1,064)	2,740	(15,113)
Other income (expense)
Interest expense	(439)	(626)	(1,520)	(2,157)
Interest and other income	1,448	367	1,872	871

Total other income (expense)	1,009	(259)	352	(1,286)

(Loss) income before income taxes	(1,566)	(1,323)	3,092	(16,399)
Income tax (benefit) provision	(738)	362	1,092	(6,258)

NET (LOSS) INCOME	$(828)	$(1,685)	$2,000	$(10,141)

(Loss) earnings per common share:
Basic	$(0.02)	$(0.04)	$0.05	$(0.23)
Diluted	$(0.02)	$(0.04)	$0.05	$(0.23)
Weighted average shares outstanding:
Basic	44,106	43,811	44,060	43,769
Diluted	44,106	43,811	44,372	43,769

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the three and six months ended June 30, 2013 and 2012

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net (loss) income	$(828)	$(1,685)	$2,000	$(10,141)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	(424)	—	(74)
Net pension liability adjustment	—	14	—	28

Comprehensive (loss) income	$(828)	$(2,095)	$2,000	$(10,187)

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

For the six months ended June 30, 2013

(Unaudited)

(Amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Non-controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balance at January 1, 2013	43,954	$439	$234,115	$144,792	$(244)	$4,179	$383,281
Restricted stock vesting	154	1	—	—	—	—	1
Stock compensation expense	—	—	1,973	—	—	—	1,973
Net tax benefit of equity award vesting	—	—	178	—	—	—	178
Distribution to noncontrolling interests	—	—	—	—	—	(114)	(114)
Restricted stock withheld for taxes	—	—	(411)	—	—	—	(411)
Comprehensive income, net of tax:	—	—	—	2,000	—	—	2,000

Balance at June 30, 2013	44,108	$440	$235,855	$146,792	$(244)	$4,065	$386,908

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2013 and 2012

(Unaudited)

(Amounts in thousands)

	2013	2012
Cash Flows from Operating Activities:
Net income (loss)	$2,000	$(10,141)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	14,451	12,132
Gain on insurance recovery related to fixed assets	(1,791)	—
Deferred income tax benefit	(818)	(645)
Accretion on debt	1,879	1,502
Accretion on ESOI liabilities	223	560
Amortization of deferred finance costs	1,166	273
Losses on write down or disposal of assets	111	3,274
(Gains) losses on derivative financial instruments	(198)	17,696
Lower of cost or market adjustment to inventories	1,627	1,247
Non-cash compensation expense	1,973	1,445
Capitalization of interest	(13,812)	(2,767)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(5,324)	(5,997)
(Increase) in inventories, net	(9,344)	(4,066)
Decrease in prepaid expenses and other current assets	3,079	697
(Increase) in deposits and other	(122)	(44)
(Decrease) increase in accounts payable	(808)	20,704
Increase (decrease) in accrued expenses	1,215	(1,502)
Increase (decrease) in other long-term liabilities	335	(896)

Net cash (used in) provided by operating activities	(4,158)	33,472
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(140,587)	(60,428)
Insurance proceeds related to fixed assets	1,791	—
Decrease in restricted cash	—	2,500

Net cash used in investing activities	(138,796)	(57,928)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—
Distributions to noncontrolling interest equity holders	(114)	(113)
Borrowings on the Credit Facilities	3,500	—
Repayments on the Credit Facilities	(3,500)	—
Debt issuance costs	(439)	(425)
Borrowings on the Credit Agreement	5,804	—
Repayments on the Credit Agreement	(874)	—
Tax effect of share based compensation award exercise and vesting	178	176
Restricted stock withheld for taxes	(411)	—

Net cash provided by (used in) financing activities	25,444	(362)
Foreign currency impact on cash balance	—	(1)
Net decrease in cash and cash equivalents	(117,510)	(24,819)
Cash and cash equivalents at beginning of period	244,119	188,500

Cash and cash equivalents at end of period	$126,609	$163,681

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

NOTE B—ACQUISITION OF BUSINESS

On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powders LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. The estimated purchase price was $1,101 which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. The first payment under the contingent consideration was made in May 2013. This acquisition will help facilitate the transition of the Company’s Monaca operations in 2013 and opens the possibility of relocating this business to the new zinc facility, currently under construction, to realize operating efficiencies at some point in the future.

NOTE C—CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Cash in bank	$101,403	$218,938
Money market demand account	25,206	25,181

	$126,609	$244,119

The Company’s cash balance was concentrated in four U.S. banks and one Canadian bank at both June 30, 2013 and December 31, 2012. The Company carries deposits in excess of federally insured amounts. At June 30, 2013, the Company had $4,750 in cash held at foreign institutions.

The money market demand account carries an interest rate of 0.20% as of both June 30, 2013 and December 31, 2012. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE D—INVENTORIES

Inventories consisted of the following at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Raw materials	$11,056	$12,273
Work-in-process	4,745	3,430
Finished goods	38,985	30,848
Supplies and spare parts	14,598	15,116

	$69,384	$61,667

Inventories were net of reserves for slow moving inventory of $2,487 and $3,090 at June 30, 2013 and December 31, 2012, respectively.

The Company recorded lower of cost or market (“LCM”) adjustments of $862 and $765 to its finished goods inventories during the first and second quarters of 2013, respectively. The Company did not record any LCM adjustments during the first quarter of 2012 but recorded LCM adjustments of $1,247 to its raw material and finished foods inventories during the second quarter of 2012. The Company recorded total LCM adjustments to their raw material and finished goods inventories of $1,421 during 2012. These 2013 and 2012 LCM adjustments were primarily due to the attrition of the London Metal Exchange (“LME”) zinc price.

NOTE E—PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Refundable income taxes	$1,184	$4,742
Prepaid hedge contracts	6,126	4,760
Other	2,999	3,295

	$10,309	$12,797

See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE F—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Land and land improvements	$24,561	$24,089
Buildings and building improvements	28,724	25,438
Machinery and equipment	226,462	221,060
Construction in progress	371,524	226,829

	651,271	497,416
Less accumulated depreciation	(105,463)	(92,194)

	$545,808	$405,222

The Company capitalized $7,334 and $13,812 of interest expense during the three and six months ended June 30, 2013, respectively. The Company capitalized $1,690 and $2,767 of interest expense during the three and six months ended June 30, 2012, respectively. The interest expense capitalized related to the construction of the new zinc facility. Through June 30, 2013, the Company has capitalized a total of $24,873 of interest expense related to the new zinc facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company had announced plans on closing the smelting operation when the new zinc plant is commissioned, currently expected in the second half of 2013, but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012, the continuation of the construction of the new zinc facility which is on schedule to open in the second half of 2013 and the determination that the power plant, which has been idled since September 2011, will not be restarted. On June 28, 2013, Shell extended its option until January 2014. Based upon this extension, the Company evaluated the carrying values of these assets and no impairment charge was recorded. The Company did not record any impairment charge during the six months ended June 30, 2013 and has recorded total impairment charges of $35,102 related to the Monaca facility. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $20 million at June 30, 2013.

NOTE G—RESTRICTED CASH

During the first quarter of 2012, restricted cash related to the Envirosafe Services of Ohio, Inc. deferred purchase price obligation was released from trust and transferred to operating cash when the purchase price agreement was amended.

NOTE H— DEPOSITS AND OTHER

Deposits and other at June 30, 2013 and December 31, 2012 consisted of the following:

	June 30, 2013	December 31, 2012
Deferred finance costs	$10,046	$10,773
Other	345	232

	$10,391	$11,005

See Note I – Long Term Debt for additional information regarding deferred finance costs.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE I—LONG –TERM DEBT

Long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	84,110	82,476
10.50% Senior Secured Notes due June 2017, net of debt discount	193,592	172,047
Credit Agreement, interest payable at variable rates	14,771	9,841

	292,728	264,619
Less portion currently payable	1,971	1,285

	$290,757	$263,334

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended June 30, 2013 and 2012. The Company recognized interest expense of $230 related to the amortization of debt issuance costs during both the six months ended June 30, 2013 and 2012. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the three and six months ended June 30, 2013, the Company recognized $1,776 and $3,534, respectively, in interest expense related to the Convertible Notes. During the three and six months ended June 30, 2012, the Company recognized $1,708 and $3,401, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $84,110 with an unamortized discount of $15,890 at June 30, 2013. The carrying amount of the Convertible Notes was $82,476 with an unamortized discount of $17,524 at December 31, 2012. The carrying amount of the equity component was $9,147 and $10,204 at June 30, 2013 and December 31, 2012, respectively. The accumulated accretion related to the equity component was $3,874 and $2,817 at June 30, 2013 and December 31, 2012, respectively. The fair value of the Convertible Notes was estimated to be approximately $107,000 and $95,000 at June 30, 2013 and December 31, 2012, respectively, per quotes obtained from active markets.

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

The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility. At June 30, 2013, the Company had $10,212 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At June 30, 2013 and December 31, 2012, there were no outstanding borrowings under the ABL Facility. Undrawn availability under the ABL Facility was $46,014 at June 30, 2013.

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

The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2013.

The Company incurred issuance costs of $444 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $22 and $43 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2013, respectively. Interest expense of $21 and $43 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2012.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

If the new zinc facility is operating and is fully operational (as determined in good faith by the Board of Directors of the Company) on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2015, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption, or after June 1, 2015 at the redemption prices set forth in the Indenture, dated as of July 26, 2012, among the Company, the Guarantors and U.S. Bank, National Association, as trustee and as collateral agent (the “Indenture”) plus accrued and unpaid interest, if any, to the date of redemption. If the new zinc facility is operational by April 1, 2014, the Company can redeem the Senior Secured Notes at par, plus accrued and unpaid interest, if any, to the date of redemption, on or after June 1, 2016.

If the new zinc facility is not operating and fully operational (as determined in good faith by the Board of Directors of the Company) on or before April 1, 2014, the Company may redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption. Prior to June 1, 2015, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 110.50%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings.

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

The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three and six months ended June 30, 2013, the Company recognized $4,729 and $9,455 in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.

The carrying amount of the Senior Secured Notes was $172,314 with an unamortized discount of $2,686 at June 30, 2013. The carrying amount of the Senior Secured Notes was $172,047 with an unamortized discount of $2,953 at December 31, 2012. The fair value of the Senior Secured Notes was estimated to be approximately $185,000 and $187,000 at June 30, 2013 and December 31, 2012, respectively, per quotes obtained from active markets.

Costs of $7,732 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $400 and $800 related to the amortization of debt issuance costs during the three and six months ended June 30, 2013, respectively.

On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20.0 million in aggregate principal amount of its Senior Secured Notes (the “Additional Notes”) at an issue price of 106.5% of the principal amount of the Additional Notes plus accrued interest from June 1, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued pursuant to the Indenture. The Senior Secured Notes and Additional Notes (collectively, the “Notes”) will not, until the first anniversary of the issuance of the Additional Notes, trade fungibly, but have identical terms and shall be treated as a single class for all purposes under the Indenture.

The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three and six months ended June 30, 2013, the Company recognized $140 in interest expense related to the Additional Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The carrying amount of the Additional Notes was $21,277 with an unamortized premium of $1,277 at June 30, 2013. The fair value of the Additional Notes was estimated to be approximately $21,000 at June 30, 2013 per quotes obtained from active markets.

Costs of $310 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the remaining term of the Notes. The Company recognized interest expense of $6 related to the amortization of debt issuance costs during the three and six months ended June 30, 2013.

Credit Agreement

On August 28, 2012, Horsehead Corporation and Horsehead Holding Corp. entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provides for the financing of up to € 14,599 (approximately $20,272 USD) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A., a Spanish corporation providing equipment and related products and services for the new zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”). The Company closed on the facility on November 14, 2012.

The obligations of Horsehead under the Credit Agreement are secured by an unconditional guarantee of the Company, but are not secured by security interest or mortgages on any real or personal property of Horsehead, the Company or any of the Company’s other direct or indirect subsidiaries.

The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on November 2021, amortizing over that period, and bearing interest a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At June 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $14,771 and $9,841, respectively, under the Credit Agreement. At June 30, 2013 and December 31, 2012, the current portion of amounts due under the Credit Agreement was $1,971 and $1,285, respectively.

Draws may be made under the Credit Agreement until April 2014. Principal and interest payments are due semiannually and began in February 2013. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.

The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2013. Availability under the Credit Agreement was approximately $5,600 at June 30, 2013. The carrying amount of the debt approximates fair value at June 30, 2013.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $36 and $71 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2013.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Zochem Facility provides for a forty-five-month senior secured revolving credit facility in an aggregate principal amount of up to $15,000. The aggregate amount of loans permitted to be made to Zochem under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $15,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 will be available to Zochem for the issuance of letters of credit, which reduce availability under the revolving credit facility. Zochem’s obligations under the Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. During the six months ended June 30, 2013, the Company borrowed and repaid $3,500 on the Zochem Facility. At June 30, 2013, the Company had no outstanding borrowings under the Zochem Facility. Undrawn availability under the Zochem Facility was $10,598 at June 30, 2013.

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

The Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2013.

The Company incurred issuance costs of $102 in connection with the Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Zochem Facility. Interest expense of $7 and $15 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2013.

INMETCO Senior Secured Revolving Credit Agreement

On June 24, 2013, The International Metals Reclamation Company, Inc. (“INMETCO”), a wholly owned subsidiary of the Company, entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”), as borrower, with Wells Fargo Bank, N.A., as lender. The Company entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes.

The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $15,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At June 30, 2013, INMETCO did not have any outstanding borrowings under the INMETCO Facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Borrowings under the INMETCO facility will bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO will pay unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.

The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants.

INMETCO incurred issuance costs of $102 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. No interest expense related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2013.

Other

At June 30, 2013 and December 31, 2012, the Company had $10,212 and $10,256, respectively, of letters of credit outstanding under the ABL Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania.

NOTE J—ACCRUED EXPENSES

Accrued expenses at June 30, 2013 and December 31, 2012 consisted of the following.

	June 30, 2013	December 31, 2012
Employee related costs	$8,032	$9,797
EAF dust processing reserve	3,613	2,641
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	1,887	2,233
Accrued electric	4,140	2,144
Accrued interest	3,720	3,600
Other	8,322	7,691

	$32,114	$30,506

NOTE K—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at June 30, 2013 and December 31, 2012 consisted of the following.

	June 30, 2013	December 31, 2012
Environmental obligations	$644	$588
Insurance claim liabilities	5,674	5,485
Asset retirement obligations	4,302	4,152
Deferred purchase price obligation	4,417	4,195
Pension liability	816	788
Other	661	749

	$16,514	$15,957

See Note L – Employee Benefit Plans for additional information regarding the pension liability.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE L — EMPLOYEE BENEFIT PLANS

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

Net periodic benefit costs related to the plan for the three and six months ended June 30, 2013, was $49 and $97, respectively. Net periodic benefit costs related to the plan for the three and six months ended June 30, 2012 was $58 and $103, respectively.

Net periodic benefit costs for the three months ended June 30, 2013 and 2012 were:

	For the three months ended June 30, 2013	For the three months ended June 30, 2012
Components of net periodic benefit cost:
Service Cost	$64	$53
Interest Cost	55	53
Expected return on plan assets	(70)	(70)
Amortization of prior service cost	—	7
Losses	—	15

Net periodic benefit cost	$49	$58

Net periodic benefit costs for the six months ended June 30, 2013 and 2012 were:

	For the six months ended June 30, 2013	For the six months ended June 30, 2012
Components of net periodic benefit cost:
Service Cost	$127	$106
Interest Cost	109	95
Expected return on plan assets	(139)	(140)
Amortization of prior service cost	—	13
Losses	—	29

Net periodic benefit cost	$97	$103

During the three and six months ended June 30, 2013, the Company made contributions in the amount of $67 and $100, respectively to its defined benefit pension plans. During the three and six months ended June 30, 2012, the Company made contributions in the amount of $17 and $62, respectively to its defined benefit plan. The Company anticipates making $104 of additional contributions to fund its defined benefit pension plans during the remainder of 2013.

The Company’s hourly and salary pension plan assets of $4,850 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 1 of the fair value hierarchy.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE M—INCOME TAXES

The Company’s effective tax rates were 47.1% and 35.3% for the three and six months ended June 30, 2013, respectively and 27.4% and 38.2% for the three and six months ended June 30, 2012, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

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

NOTE N—ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss are as follows:

	June 30, 2013	December 31, 2012
Cumulative translation adjustments	$30	$30
Net pension adjustment	(274)	(274)

Accumulated other comprehensive loss	$(244)	$(244)

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. At June 30, 2013, there were 655 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 3.54 years of remaining contractual life. The remaining compensation expense of $51 was recognized during the six months ended June 30, 2012. The options outstanding under the 2006 Plan had no intrinsic value at June 30, 2013 as the exercise price was lower than the stock price at June 30, 2013.

The Company had a total of 921 restricted stock units at a weighted average grant date fair value of $9.81 per unit outstanding under the 2006 Plan at December 31, 2012. During the six months ended June 30, 2013, 193 restricted stock units vested having an intrinsic value of $2,063. At June 30, 2013, there were 728 restricted stock units outstanding and the remaining contractual life ranged from 0.2 years to 4.25 years. The related compensation expense for the three and six months ended June 30, 2013 was $484 and $1,016, respectively. The related compensation expense for the three and six months ended June 30, 2012 was $698 and $1,394, respectively. Unrecognized compensation expense as of June 30, 2013 was $4,074.

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

During the six months ended June 30, 2013, the Company granted 208 service based restricted stock units with an average grant date fair value of $10.53 per unit. The restricted stock units vest over a one or five-year service period.

The Company also granted 172 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $20.62 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of .037%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.

The related compensation expense for all 2012 Plan restricted stock units for the three and six months ended June 30, 2013 was $481 and $957, respectively. Unrecognized compensation expense as of June 30, 2013 was $4,791.

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc and copper prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc or copper price increases, the related sales value and related cash flows will also increase. As of June 30, 2013, the fixed portions of these contracts ranged from a monthly average of $0.84 to $0.90 per pound for zinc. The Company did not have any copper fixed-to-variable contracts outstanding at June 30, 2013.

The Company has hedged approximately 8.2 tons of zinc with fixed-to-variable future swap contracts at June 30, 2013, all of which settle at various dates up to and including January 31, 2014.

The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of lead and nickel. As of June 30, 2013, the fixed portion of the nickel swap contracts ranged from a monthly average of $8.38 to $8.50 per pound. The Company did not have any lead variable-to-fixed contracts outstanding at June 30, 2013.

The Company has hedged approximately 0.2 tons of nickel with variable-to-fixed future swap contracts at June 30, 2013, all of which settle at various dates up to and including December 31, 2013.

The Company received cash of $42 and $205 from the settlement of swap contracts for the three and six months ended June 30, 2013. The Company received cash of $88 and $348 from the settlement of swap contracts for the three and six months ended June 30, 2012, respectively.

At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price, covering 160,000 tons of zinc production, outstanding at December 31, 2011.

At December 31, 2012, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, the Company had purchased the zinc put options, for the second half of 2013, at a cost of $4,945. These put options had been put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at December 31, 2012. The remaining zinc call options expired during the six months ended June 30, 2013.

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

The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for three of the six months in the period ended June 30, 2013 was lower than the strike price for the contracts and the Company received a total of $831 during the three and six months ended June 30, 2013. The average LME monthly zinc price for one month during the six months ended June 30, 2012 was lower than the strike price for the contract and the Company received a total of $154 during the three and six months ended June 30, 2012. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the six months ended June 30, 2013 or 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months ended June 30, 2013	Three Months ended June 30, 2012	Six Months ended June 30, 2013	Six Months ended June 30, 2012
Gains (losses) included in net sales:
Options	$(527)	$(1,690)	$737	$(18,776)
Swaps	550	(606)	497	1,581

Total gains (losses) resulting from hedging activities	$23	$(2,296)	$1,234	$(17,195)

The fair value of the swap contracts and put options as of June 30, 2013 and December 31, 2012 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2013	December 31, 2012
Options and swaps included in Prepaid expenses and other current assets.	$6,126	$4,760

Swaps included in Accrued expenses	$394	$—

The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2013 and December 31, 2012, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

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

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Basic (loss) earnings per share:
Net (loss) income	$(828)	$(1,685)	$2,000	$(10,141)
Weighted average shares outstanding – basic	44,106	43,811	44,060	43,769
Basic (loss) earnings per share	$(0.02)	$(0.04)	$0.05	$(0.23)

Diluted (loss) earnings per share:
Net (loss) income	$(828)	$(1,685)	$2,000	$(10,141)
Weighted average shares outstanding – diluted	44,106	43,811	44,372	43,769
Diluted (loss) earnings per share	$(0.02)	$(0.04)	$0.05	$(0.23)

Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	44,106	43,811	44,060	43,769
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock units	—	—	312	—

Weighted average shares outstanding – diluted	44,106	43,811	44,372	43,769

	Exercise Price	Three months ended June 30,		Six months ended June 30,
		2013	2012	2013	2012
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	655	655	655	655
Options	$1.01	—	138	—	138
Restricted Stock Units		1,109	1,006	1,109	1,041

Total		1,764	1,799	1,764	1,834

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the six months ended June 30, 2013 and June 30, 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

NOTE S—SEGMENT INFORMATION

The following table presents information regarding the Company’s segment information:

For the three months ended June 30, 2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$96,573	$14,214	$(331)	$110,456
Income (loss) before income taxes	(6,314)	4,965	(217)	(1,566)

For the three months ended June 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$104,062	$14,450	$(1,026)	$117,486
(Loss) income before income taxes	(4,229)	3,086	(180)	(1,323)

For the six months ended June 30, 2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$200,296	$28,994	$(572)	$228,718
(Loss) income before income taxes	(5,144)	9,045	(809)	3,092

For the six months ended June 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$199,516	$30,685	$(1,346)	$228,855
(Loss) income before income taxes	(23,857)	8,377	(919)	(16,399)

NOTE T—INSURANCE RECOVERIES

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, it experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The damages from the fire exceeded the Company’s insurance deductible of $0.5 million. Through June 30, 2013, the Company incurred clean up, repair and other costs associated with the fire of $4,580 and a claim was submitted for property damage insurance recovery. The planned maintenance outage was only extended a day as a result of delays caused by the fire but the Company was not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were substantially complete by the end of the first quarter of 2013. The Company recorded $1,500 in insurance recoveries relating to property damage from its insurance carriers which is included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2012.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The amount recorded represented a partial settlement of the entire claim. The partial settlement of $1,500 was received during the first quarter of 2013. The Company reached a final settlement in the amount of $3,950 during the second quarter of 2013 and recorded a receivable of $2,450 on the Company’s Consolidated Balance Sheet at June 30, 2013.

The cost and insurance recoveries are summarized in the table below.

	Total	Six months ended June 30, 2013	Year ended December 31, 2012
Property damage insurance recovery	$3,950	$2,450	$1,500
Cost of clean-up and repairs	277	129	148
Write off of fixed assets	236	—	236

Gain related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$3,437	$2,321	$1,116

Insurance proceeds related to fixed assets	$3,055	$1,791	$1,264

Capital expenditures	$4,067	$1,791	$2,276

Insurance proceeds receivable included in accounts receivable		$2,450	$1,500

NOTE U—GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries, held approximately 7.3% of its total assets, accounted for 17.7% of its consolidated revenues and recorded $2,364 of consolidated net income for the six months ended June 30, 2013. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Balance Sheets

June 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$112,975	$8,884	$4,750	$—	$126,609
Accounts receivable, net of allowance	—	52,221	13,207	(117)	65,311
Inventories, net	—	63,082	6,302	—	69,384
Prepaid expenses and other current assets	10	16,052	36	(5,789)	10,309
Deferred income taxes	—	3,019	(91)	—	2,928

Total current assets	112,985	143,258	24,204	(5,906)	274,541
Property, plant and equipment, net	—	502,537	43,271	—	545,808
Other assets
Intangible assets	—	11,825	205	—	12,030
Deferred income taxes	—	1,530	—	—	1,530
Investment in and advances to subsidiaries	528,466	(347,970)	(6,198)	(174,298)	—
Deposits and other	22,798	1,894	338	(14,639)	10,391

Total other assets	551,264	(332,721)	(5,655)	(188,937)	23,951

Total assets	$664,249	$313,074	$61,820	$(194,843)	$844,300

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,971	$—	$—	$1,971
Accounts payable	77	75,158	8,013	(117)	83,131
Accrued expenses	3,606	31,927	2,318	(5,737)	32,114

Total current liabilities	3,683	109,056	10,331	(5,854)	117,216
Long-term debt, less current maturities	277,702	12,800	14,697	(14,442)	290,757
Other long-term liabilities	—	15,338	1,176	—	16,514
Deferred income taxes	—	32,677	228	—	32,905
Commitments and contingencies
Stockholders’ equity
Common stock	440	—	—	—	440
Preferred stock	—	—	—	—	—
Additional paid-in capital	235,855	31,697	9,956	(41,653)	235,855
Retained earnings	146,569	107,441	25,676	(132,894)	146,792
Accumulated other comprehensive loss	—	—	(244)	—	(244)

Total stockholders’ equity before noncontrolling interest	382,864	139,138	35,388	(174,547)	382,843
Noncontrolling interest	—	4,065	—	—	4,065

Total stockholders’ equity	382,864	143,203	35,388	(174,547)	386,908

Total liabilities and stockholders’ equity	$664,249	$313,074	$61,820	$(194,843)	$844,300

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the three months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$65,052	$20,244	$(117)	$85,179
Net sales of nickel-based material and other services	—	14,169	—	—	14,169
EAF dust service fees	—	11,108	—	—	11,108

Net sales	—	90,329	20,244	(117)	110,456
Cost of sales of zinc material and other goods	—	66,510	17,400	(117)	83,793
Cost of sales of nickel-based material and other services	—	9,886	—	—	9,886
Cost of EAF dust services	—	8,749	—	—	8,749
Insurance claim income	—	(2,450)	—	—	(2,450)

Cost of sales (excluding depreciation and amortization)	—	82,695	17,400	(117)	99,978
Depreciation and amortization	—	6,762	585	—	7,347
Selling, general and administrative expenses	355	4,747	604	—	5,706

Total costs and expenses	355	94,204	18,589	(117)	113,031

(Loss) income from operations	(355)	(3,875)	1,655	—	(2,575)
Equity in loss of subsidiaries, net of taxes	(590)	—	—	590	—
Other income (expense)
Interest expense	(154)	(258)	(266)	239	(439)
Interest and other income	271	1,054	341	(218)	1,448

Total other income (expense)	117	796	75	21	1,009

(Loss) income before income taxes	(828)	(3,079)	1,730	611	(1,566)
Income tax (benefit) provision	—	(1,272)	534	—	(738)

NET (LOSS) INCOME	$(828)	$(1,807)	$1,196	$611	$(828)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the three months ended June 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$73,934	$18,990	$(744)	$92,180
Net sales of nickel-based material and other services	—	14,450	—	—	14,450
EAF dust service fees	—	10,856	—	—	10,856

Net sales	—	99,240	18,990	(744)	117,486
Cost of sales of zinc material and other goods	—	72,313	17,292	(744)	88,861
Cost of sales of nickel-based material and other services	—	9,566	—	—	9,566
Cost of EAF dust services	—	8,602	—	—	8,602

Cost of sales (excluding depreciation and amortization)	—	90,481	17,292	(744)	107,029
Depreciation and amortization	—	5,608	488	—	6,096
Selling, general and administrative expenses	373	4,372	680	—	5,425

Total costs and expenses	373	100,461	18,460	(744)	118,550

(Loss) income from operations	(373)	(1,221)	530	—	(1,064)
Equity in loss of subsidiaries, net of taxes	(1,505)	—	—	1,505	—
Other income (expense)
Interest expense	347	(949)	(265)	241	(626)
Interest and other income	(154)	386	354	(219)	367

Total other income (expense)	193	(563)	89	22	(259)

(Loss) income before income taxes	(1,685)	(1,784)	619	1,527	(1,323)
Income tax provision	—	106	256	—	362

NET (LOSS)INCOME	$(1,685)	$(1,890)	$363	$1,527	$(1,685)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the six months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$137,813	$40,393	$(413)	$177,793
Net sales of nickel-based material and other services	—	28,927	—	—	28,927
EAF dust service fees	—	21,998	—	—	21,998

Net sales	—	188,738	40,393	(413)	228,718
Cost of sales of zinc material and other goods	—	130,476	34,951	(413)	165,014
Cost of sales of nickel-based material and other services	—	18,879	—	—	18,879
Cost of EAF dust services	—	18,548	—	—	18,548
Insurance claim income	—	(2,450)	—	—	(2,450)

Cost of sales (excluding depreciation and amortization)	—	165,453	34,951	(413)	199,991
Depreciation and amortization	—	13,332	1,119	—	14,451
Selling, general and administrative expenses	753	9,650	1,133	—	11,536

Total costs and expenses	753	188,435	37,203	(413)	225,978

(Loss) income from operations	(753)	303	3,190	—	2,740
Equity in income of subsidiaries, net of taxes	2,852	—	—	(2,852)	—
Other income (expense)
Interest expense	(675)	(779)	(546)	480	(1,520)
Interest and other income	576	954	779	(437)	1,872

Total other income (expense)	(99)	175	233	43	352

Income (loss) before income taxes	2,000	478	3,423	(2,809)	3,092
Income tax provision	—	33	1,059	—	1,092

NET INCOME (LOSS)	$2,000	$445	$2,364	$(2,809)	$2,000

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Operations

For the six months ended June 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$139,705	$36,920	$(744)	$175,881
Net sales of nickel-based material and other services	—	30,685	—	—	30,685
EAF dust service fees	—	22,289	—	—	22,289

Net sales	—	192,679	36,920	(744)	228,855
Cost of sales of zinc material and other goods	—	152,135	33,628	(744)	185,019
Cost of sales of nickel-based material and other services	—	18,679	—	—	18,679
Cost of EAF dust services	—	16,863	—	—	16,863

Cost of sales (excluding depreciation and amortization)	—	187,677	33,628	(744)	220,561
Depreciation and amortization	—	11,166	966	—	12,132
Selling, general and administrative expenses	716	9,484	1,075	—	11,275

Total costs and expenses	716	208,327	35,669	(744)	243,968

(Loss) income from operations	(716)	(15,648)	1,251	—	(15,113)
Equity in loss of subsidiaries, net of taxes	(9,222)	—	—	9,222	—
Other income (expense)
Interest expense	(387)	(1,722)	(530)	482	(2,157)
Interest and other income	184	640	485	(438)	871

Total other income (expense)	(203)	(1,082)	(45)	44	(1,286)

(Loss) income before income taxes	(10,141)	(16,730)	1,206	9,266	(16,399)
Income tax (benefit) provision	—	(6,762)	504	—	(6,258)

NET (LOSS) INCOME	$(10,141)	$(9,968)	$702	$9,266	$(10,141)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(828)	$(1,807)	$1,196	$611	$(828)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—

Comprehensive (loss) income	$(828)	$(1,807)	$1,196	$611	$(828)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the three months ended June 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(1,685)	$(1,890)	$363	$1,527	$(1,685)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	(424)	—	(424)
Net pension liability adjustment	—	—	14	—	14

Comprehensive (loss) income	$(1,685)	$(1,890)	$(47)	$1,527	$(2,095)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the six months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$2,000	$445	$2,364	$(2,809)	$2,000
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—

Comprehensive income (loss)	$2,000	$445	$2,364	$(2,809)	$2,000

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Comprehensive Income (Loss)

For the six months ended June 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(10,141)	$(9,968)	$702	$9,266	$(10,141)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	(74)	—	(74)
Net pension liability adjustment	—	—	28	—	28

Comprehensive (loss) income	$(10,141)	$(9,968)	$656	$9,266	$(10,187)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$2,000	$445	$2,364	$(2,809)	$2,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	13,332	1,119	—	14,451
Gain on insurance recovery related to fixed assets	—	(1,791)	—	—	(1,791)
Deferred income tax provision	—	(790)	(28)	—	(818)
Accretion on debt	1,879	—	—	—	1,879
Accretion on ESOI liabilities	—	223		—	223
Amortization of deferred finance costs	1,038	116	56	(44)	1,166
Losses on write down or disposal of assets	—	111	—	—	111
(Gains) losses on derivative financial instruments	—	(308)	110	—	(198)
Lower of cost or market adjustment to inventories	—	1,627	—	—	1,627
Non-cash compensation expense	191	1,782	—	—	1,973
Capitalization of interest	(13,491)	(321)	—	—	(13,812)
Equity in (income) of subsidiaries	(2,852)	—	—	2,852	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(2,135)	(3,226)	37	(5,324)
(Increase) decrease in inventories	—	(11,203)	1,859	—	(9,344)
Decrease (increase) in prepaid expenses and other current assets	19	2,678	(27)	409	3,079
Decrease (increase) in deposits and other	434	(122)	—	(434)	(122)
(Decrease) increase in accounts payable	(16)	(2,327)	1,572	(37)	(808)
Increase in accrued expenses	111	255	823	26	1,215
Increase in long-term liabilities	—	306	29	—	335

Net cash (used in) provided by operating activities	(10,687)	1,878	4,651	—	(4,158)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(135,587)	(5,000)	—	(140,587)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advance (to) from subsidiaries	(120,600)	120,014	586	—	—

Net cash used in investing activities.	(120,600)	(13,782)	(4,414)	—	(138,796)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	—	3,500	—	3,500
Repayments on the Credit Facilities	—	—	(3,500)	—	(3,500)
Debt issuance costs	(320)	(119)	—	—	(439)
Borrowings on Credit Agreement	—	5,804	—	—	5,804
Repayments on the Credit Agreement	—	(874)	—	—	(874)
Tax effect of share based compensation award exercise and vesting	178	—	—	—	178
Restricted stock withheld for taxes	(411)	—	—	—	(411)

Net cash provided by (used in) financing activities	20,747	4,811	(114)	—	25,444
Net (decrease) increase in cash and cash equivalents	(110,540)	(7,093)	123	—	(117,510)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119

Cash and cash equivalents at end of period	$112,975	$8,884	$4,750	$—	$126,609

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(10,141)	$(9,968)	$702	$9,266	$(10,141)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	11,166	966	—	12,132
Deferred income tax provision	—	287	59	(991)	(645)
Accretion on debt	1,502	—	—	—	1,502
Accretion on ESOI liabilities	—	560	—	—	560
Amortization of deferred finance costs	232	41	44	(44)	273
Losses on write down or disposal of assets	—	3,274	—	—	3,274
Losses (gains) on derivative financial instruments	—	17,882	(186)	—	17,696
Lower of cost or market adjustment to inventories	—	1,247	—	—	1,247
Non-cash compensation expense	210	1,235	—	—	1,445
Capitalization of interest	(2,767)	—	—	—	(2,767)
Equity in loss of subsidiaries	9,222	—	—	(9,222)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(3,621)	(3,268)	892	(5,997)
Increase (decrease) in inventories	—	(4,388)	322	—	(4,066)
Decrease (increase) in prepaid expenses and other current assets	5	9,413	(47)	(8,674)	697
Decrease (increase) in deposits and other	434	(44)	—	(434)	(44)
(Decrease) increase in accounts payable	(92)	19,082	2,310	(596)	20,704
Increase (decrease) in accrued expenses	559	(11,208)	(656)	9,803	(1,502)
(Decrease) in long-term liabilities	—	(887)	(9)	—	(896)

Net cash (used in) provided by operating activities	(836)	34,071	237	—	33,472
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(59,487)	(941)	—	(60,428)
Decrease in restricted cash	—	2,500	—	—	2,500
Investment in and advance (to) from subsidiaries	(17,727)	17,737	(10)	—	—

Net cash used in investing activities.	(17,727)	(39,250)	(951)	—	(57,928)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Debt Issuance Costs	(425)	—	—	—	(425)
Tax effect of share based compensation award exercise and vesting	176	—	—	—	176

Net cash (used in) financing activities	(249)	—	(113)	—	(362)
Foreign currency impact on cash balance	—	—	(1)	—	(1)
Net (decrease) increase in cash and cash equivalents	(18,812)	(5,179)	(828)	—	(24,819)
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500

Cash and cash equivalents at end of period	$147,611	$11,347	$4,723	—	$163,681

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

Overview

Our Business

We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace (“EAF”) dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest refiner of zinc oxide and Prime Western (“PW”) zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel product and services.

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

Strategic Investments and Acquisitions

In September of 2011, we began construction on a new zinc facility located in Rutherford County, North Carolina, which we anticipate will be capable of production in excess of 150,000 tons of zinc metal per year, including Special High Grade (“SHG”) zinc and Continuous Galvanizing Grade zinc in addition to the PW zinc that we currently produce and will also enable us to potentially recover other marketable metals from Waelz oxide (“WOX”) produced from EAF dust recycling. The new facility will significantly reduce our manufacturing conversion costs due to the lower energy usage, higher labor productivity and lower maintenance needs associated with the new technology to be employed at the facility. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers operated by steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the process will allow us to recover value from certain metals such as silver and lead contained in EAF dust. We continue to be on schedule for first zinc production before the end of 2013. The majority of the infrastructure work, detailed engineering and equipment acquisition have been completed. Installation of equipment and recruiting of the workforce is actively underway. Commissioning of sections of the plant began recently. We currently estimate that the total construction cost will be approximately $450 million, a portion of which will be spent in 2014. We have recorded approximately 75% of the total estimated project costs, excluding capitalized interest, as of June 30, 2013. Nearly all of the project’s construction cost estimate is based on either firm quotes or actual expenditures at this point. We believe that we have adequate liquidity to complete the project through the startup of the facility and to support normal operations.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced that we decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. The expansion project, which will increase the total zinc oxide production capacity at Zochem to 72,000 tons per year, should be completed by the end of 2013 prior to the closure of the Monaca smelter. We have $10.6 million of availability under our Zochem Credit Facility to complete the project.

On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP. (“Shell”), which if exercised, required us to vacate our facility in Monaca by April 30, 2014. On December 28, 2013, Shell extended its option to June 30, 2013. On June 28, 2013 we mutually agreed to extend the period for Shell to exercise its option to January 2, 2014 and the required vacate date was moved to November 1, 2014. In the event that Shell does not exercise its option to purchase our Monaca facility, we still intend to shut down the smelting operations when the new zinc facility becomes operational and the refinery operations when the expanded capacity at Zochem becomes operational.

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

Economic Conditions and Outlook

During the second quarter of 2013, demand for our zinc products remained solid and we continued to reduce shipments of zinc products compared with the fourth quarter of 2012 in order to realize higher sales premiums and to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. We operated at full capacity utilizing all six smelting furnaces at the Monaca facility during the first quarter. In April, we idled one of the smelting furnaces due to the unplanned shutdown of two SSHG columns and one oxide refining column which reduced downstream capacity to process metal from the smelter. We returned to a six furnace operation in early May and continue to operate at that level. The Monaca facility is beginning to experience an increase in employee turnover as some employees have decided to take jobs elsewhere in anticipation of the closure of the facility in the near future. We expect to see this trend continue. However, we intend to keep a six furnace operation on line as long as possible through the shut-down date. Furthermore, in anticipation of the closure, we have significantly curtailed the purchase of secondary feed materials for the smelter as we begin consuming the inventory of zinc bearing materials in the Monaca plant. Both of these factors could have an impact on smelter production rates during the final months of operation.

Oxide shipments at Zochem were 4.6% higher than the first quarter of 2013. Oxide shipments from Monaca were lower compared with the fourth quarter of 2012 and the first quarter of 2013, reflecting the gradual shift of our oxide business to the Zochem location. The expansion projects underway in Brampton are still on schedule to be completed by the end of this year to coincide with the closure of the Monaca zinc oxide refinery. We continued to realize higher premiums on contract business as a result of the price increase announced late last year.

EAF dust receipts for the second quarter of 2013 were nearly equivalent to the first quarter of 2013 while steel capacity utilization increased slightly during the second quarter as compared to the first quarter of 2013. We processed a quantity of dust approximately equivalent to our receipts but slightly greater than the first quarter of 2013. During the second quarter of 2013, our recycling operations took several planned maintenance outages which had the effect of balancing available capacity with supply. Steel industry output remains steady as we enter the third quarter. If steel output does not increase, however, it is likely that we will need to idle one kiln before the end of the year.

During the first six months of 2013, HZP, which we acquired on November 16, 2012, added incremental margin to the SSHG metal which we previously sold to its predecessor MZP.

INMETCO’s tolling receipts for the second quarter of 2013 were slightly higher than the first quarter of 2013 and continued to be considerably higher than 2012 as a result of new agreements that we entered into at the end of 2012 and production increases occurring at certain customers. Shipments of remelt alloy for the second quarter of 2013 were higher than the first quarter of 2013.

LME zinc and nickel prices were lower by 9.5% and 13.6%, respectively, than the first quarter of 2013.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel. Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first six months of 2013, comprised approximately 87% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 and then stabilized during 2012 and through the six months ended June 30, 2013.

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2012 and the six months ended June 30, 2013 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	Six months ended June 30, 2013
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.88

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

The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for three of the six months in the period ended June 30, 2013 was lower than the strike price for the contracts and we received a total of $0.8 million during the three and six months ended June 30, 2013. The average LME monthly zinc price for one month during the six months ended June 30, 2012 was lower than the strike price for the contract and the Company received a total of $0.2 million during the three and six months ended June 30, 2012.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2012 and the six months ended June 30, 2013 were as follows:

LME Nickel Prices	2010	2011	2012	Six months Ended June 30, 2013
Daily High	$11.81	$13.17	$9.90	$8.44
Daily Low	$8.36	$7.68	$6.89	$6.15
Average	$9.89	$10.36	$7.97	$7.32

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first six months of 2013, we elected to reduce shipments of zinc products in order to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. As a result, we realized significantly higher product premiums.

Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid-70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During the first six months of 2013, weekly steel industry capacity increased back to the mid-70% range.

The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six months Ended June 30,		Year Ended December 31,		Six months Ended June 30,		Year Ended December 31,
	2013	2012	2012	2011	2013	2012	2012	2011
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	86	99	189	152	$2,021	$1,898	$1,875	$2,024
EAF Dust	309	324	618	528	$71	$69	$69	$69
Nickel-based products	14	14	28	28	$1,605	$1,835	$1,717	$1,930

(1)	Includes Zochem since November 1, 2011 and HZP since November 16, 2012

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first six months of 2013, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 18% of our production costs compared to 20% for the first six months of 2012. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. For the six months ended June 30, 2013, the conversion related costs were 48% and EAF based feedstock represented 34% of our production costs at our Monaca facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 83% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 17% of our production costs for the six months ended June 30, 2013 at our Zochem facility.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. The Company recorded LCM adjustments of $1.6 million during the six months ended June 30, 2013. LCM adjustments of $1.2 million were recorded during the six months ended June 30, 2012. Total LCM adjustments were $1.4 million for the year ended December 31, 2012. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through costs of sales during the same month it is purchased.

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

Fire at our INMETCO facility on October 28, 2012

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, it experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The damages from the fire exceeded our insurance deductible of $0.5 million. Through June 30, 2013, we incurred clean up, repair and other costs associated with the fire of $4.6 million and a claim was submitted for property damage insurance recovery. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were substantially complete by the end of the first quarter of 2013. We recorded $1.5 million in insurance recoveries at December 31, 2012 relating to property damage. The amount recorded represented a partial settlement of the entire claim. The partial settlement of $1.5 million was received during the first quarter of 2013. The Company reached a final settlement in the amount of $3.9 million during the second quarter of 2013 and recorded a receivable of $2.4 million on the Company’s Consolidated Balance Sheet at June 30, 2013. See Note T – Insurance Recoveries in our Consolidated Financial Statements.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K which was filed with the SEC on March 18, 2013, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2013 and for the three and six months ended June 30, 2013 and 2012. Certain of these accounting policies are described below.

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

•

Level 3 – Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements). The Senior Secured Notes, issued on July 26, 2012, and the Additional Notes, issued on June 3, 2013, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements).

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

Impairment

Long lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

We have no goodwill.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	90.4	91.1	87.5	96.4
Depreciation and amortization	6.7	5.2	6.3	5.3
Selling, general and administrative expenses	5.2	4.6	5.0	4.9

(Loss) income from operations	(2.3)	(0.9)	1.2	(6.6)
Interest expense	0.4	0.5	0.7	0.9
Interest and other income	1.3	0.3	0.9	0.4

(Loss) income before income taxes	(1.4)	(1.1)	1.4	(7.1)
Income tax (benefit) provision	(0.7)	0.3	0.5	2.7

Net (loss)income	(0.7)%	(1.4)%	0.9%	(4.4)%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2012	2013	2014	Swaps	Total
Fair value December 31, 2011	$17,723	$13,703	$—	$(970)	$30,456
Purchases	—	—	—	—	—
Write-off of expired positions	(2,620)	—	—	287	(2,333)
Mark to market adjustments on open positions	(9,160)	(5,306)	—	1,640	(12,826)

Fair value March 31, 2012	5,943	8,397	—	957	15,297
Purchases	—	—	—	—	—
Write-off of expired positions	(743)	—	—	(254)	(997)
Mark to market adjustments on open positions	(807)	(293)	—	(441)	(1,541)

Fair value June 30, 2012	4,393	8,104	—	262	12,759
Purchases	—	1,608	—	—	1,608
Write-off of expired positions	(1,464)	—	—	(154)	(1,618)
Mark to market adjustments on open positions	(2,622)	(5,198)	—	624	(7,196)

Fair value September 30, 2012	307	4,514	—	732	5,553
Purchases	—	3,337	—	—	3,337
Write-off of expired positions	(307)	—	—	(562)	(869)
Mark to market adjustments on open positions	—	(3,449)	—	188	(3,261)

Fair value December 31, 2012	—	4,402	—	358	4,760
Purchases	—	—	774	—	774
Write-off of expired positions	—	(172)	—	(177)	(349)
Mark to market adjustments on open positions	—	901	535	(39)	1,397

Fair value March 31, 2013	—	5,131	1,309	142	6,582
Purchases	—	—	—	—	—
Write-off of expired positions	—	(1,035)	—	27	(1.008)
Mark to market adjustments on open positions	—	(294)	(29)	481	158

Fair value June 30, 2013	$—	$3,802	$1,280	$650	$5,732

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.

The LME average zinc prices for the quarter and year to date are listed in the table below:

	2011		2012				2013
Average LME zinc price	September 30	December 31	March 31	June 30	September 30	December 31	March 31	June 30
Quarter	$1.01	$0.86	$0.92	$0.87	$0.86	$0.88	$0.92	$0.83
Year-to-date	$1.04	$0.99	$0.92	$0.90	$0.88	$0.88	$0.92	$0.88

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Consolidated net sales. Consolidated net sales decreased $7.0 million, or 6.0%, to $110.5 million for the three months ended June 30, 2013 compared to $117.5 million for the three months ended June 30, 2012. Net sales for the three months ended June 30, 2013 decreased by $0.8 million from unrealized non-cash adjustments related to hedging activities. Net sales for the three months ended June 30, 2012 decreased $2.5 million from unrealized non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales decreased $8.7 million, or 7.3%, to $111.3 million for the three months ended June 30, 2013 from $120.0 million for the three months ended June 30, 2012. The decrease includes a $7.9 million decrease in net sales for zinc products and services (“Zinc”) and a $0.8 million decrease in nickel products and services (“Nickel”).

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales decreased $7.0 million, or 6.5%, to $100.0 million for the three months ended June 30, 2013 compared to $107.0 million for the three months ended June 30, 2012. Nickel cost of sales for the three months ended June 30, 2013 include benefits from property damage insurance recoveries of $2.3 million, net of additional cost of repairs and clean up. Excluding the net insurance benefit, cost of sales decreased $4.7 million, or 4.4%, from $102.3 million for the three months ended June 30, 2013 compared to $107.0 million for the three months ended June 30, 2012. The decrease includes a $4.9 million decrease in Zinc cost of sales and a $0.2 million increase in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $1.2 million, or 19.7%, to $7.3 million for the three months ended June 30, 2013 compared to $6.1 million for the three months ended June 30, 2012. The increase reflects an increase of excess depreciation expense of $0.3 million, related to the eventual closing of the Monaca, Pennsylvania facility, depreciation and amortization related to HZP of $0.4 million and depreciation on property, plant and equipment additions since June 30, 2012.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.3 million, or 5.6%, to $5.7 million for the three months ended June 30, 2013 compared to $5.4 million for the three months ended June 30, 2012. The increase is primarily due to an increase in non cash compensation.

Consolidated other income (expense). Net consolidated other income (expense) was $1.0 million for the three months ended June 30, 2013 compared to $(0.3) million for the three months ended June 30, 2012. Total actual interest expense for the three months ended June 30, 2013 increased by $5.5 million over the three months ended June 30, 2012, due primarily to interest associated with the Senior Secured Notes issued on July 26, 2012. This additional interest expense, however, was offset by capitalized interest of $7.3 million during the second quarter of June 30, 2013, related to construction of the new zinc facility. During the second quarter of 2013, Shell extended its option on our Monaca facility to January 2014 and, pursuant to the contract, we recorded income of $1.0 million.

Consolidated income tax provision (benefit). Our consolidated income tax benefit was $(0.7) million for the three months ended June 30, 2013 compared to an income tax expense of $0.4 million for the three months ended June 30, 2012. Our effective tax rates were 47.1% for the three months ended June 30, 2013 and 27.4% for the three months ended June 30, 2012. The increase in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2013 and the related impact of permanent differences.

Consolidated net income (loss). Net loss for the three months ended June 30, 2013 was $(0.8) million compared to a net loss of $(1.7) million for the three months ended June 30, 2012. For the reasons stated above, our consolidated net loss was $(1.6) million for the three months ended June 30, 2013, excluding a net insurance benefit of $1.2 million and a $0.4 million net charge relating to unrealized unfavorable non-cash adjustments related to our hedging activities. Our consolidated net income for the three months ended June 30, 2012 was $0.1 million after excluding $1.8 million of unrealized unfavorable non-cash adjustments related to our hedging activities.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $7.9 million, or 7.5%, to $97.6 million for the three months ended June 30, 2013 compared to $105.5 million for the three months ended June 30, 2012. The decrease resulted from a $14.3 million decrease in sales volume reflecting decreased shipments of both zinc metal and zinc oxide. These decreases were partially offset by a $1.2 million increase in price realization. The increase in price realization was due to higher realized premiums per pound on zinc oxide tons sold for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The average LME zinc price, however, was 4.5% lower for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Net sales for the three months ended June 30, 2013 includes sales from HZP, acquired on November 16, 2012, of $5.3 million. Miscellaneous and other sales were approximately the same. Net sales during the three months ended June 30, 2013 decreased by unrealized non-cash adjustments of $1.3 million relating to our hedging activities. The three months ended June 30, 2012 decreased by unrealized non-cash adjustments of $2.5 million, relating to our hedging activities.

Zinc product shipments were 42,724 tons for the three months ended June 30, 2013, or 38,381 tons on a zinc contained basis, compared to 48,172 tons, or 43,173 tons on a zinc contained basis, for the three months ended June 30, 2012. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.09 per pound for the three months ended June 30, 2013 compared to $1.05 per pound for the three months ended June 30, 2012. The increase reflects higher realized premiums to the LME zinc price for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales of zinc metal decreased $8.5 million, or 19.9%, to $34.2 million for the three months ended June 30, 2013 compared to $42.7 million for the three months ended June 30, 2012. The decrease was the result of a $7.8 million decrease in volume and a $0.7 million decrease in price realization. The decrease in price realization was due to a 4.5% decrease in the average LME for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. This decrease was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The decrease in volume is partially related to our efforts to increase product premiums while building inventory to support customer demand during the transition of production facilities to North Carolina. In addition, metal sales to HZP, during the three months ended June 30, 2013, were recorded as intercompany sales and eliminated in consolidation.

Net sales of zinc oxide decreased $4.5 million, or 9.5%, to $43.1 million for the three months ended June 30, 2013, compared to $47.6 million for the three months ended June 30, 2012. The decrease was primarily due to a $6.3 million decrease in sales volume partially offset by an increase in price realization of $1.8 million. The increase in price realization was a result of zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium realization per pound to the LME zinc price. This increase in zinc oxide premium was partially offset by a 4.5% lower LME zinc price for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Net sales of zinc and copper-based powders increased $5.0 million to $8.4 million for the three months ended June 30, 2013 compared to $3.4 million for the three months ended June 30, 2012. The increase was due to an increase in volume of $5.4 million primarily due to the inclusion of HZP, acquired on November 16, 2012. The increase in volume was partially offset by a $0.4 million decrease in price realization in our copper-based powders.

Revenues from EAF dust recycling increased $0.2 million, or 1.8%, to $11.1 million for the three months ended June 30, 2013 from $10.9 million for the three months ended June 30, 2012. The increase was primarily due to an increase in price realization of $0.7 million partially offset by a decrease in volume of $0.4 million. EAF dust receipts for the three months ended June 30, 2013 were 153,821 tons compared to 160,001 tons for the three months ended June 30, 2012. The decrease reflects slightly lower steel production from our customer base.

Cost of sales (excluding depreciation and amortization). Cost of sales decreased $5.0 million to $92.5 million for the three months ended June 30, 2013, compared to $97.5 million for the three months ended June 30, 2012.

For the three months ended June 30, 2013 and 2012, cost of sales was 94.8% and 92.4%, respectively, of net sales, after excluding from net sales the unfavorable non-cash adjustments relating to hedging of $1.3 million for the three months ended June 30, 2013 and the unfavorable non-cash adjustments related to hedging of $2.5 million for the three months ended June 30, 2012.

The cost of zinc material and other products sold decreased $5.1 million, or 5.7%, to $83.8 million for the three months ended June 30, 2013 compared to $88.9 million for the three months ended June 30, 2012. The decrease was a result of a $13.7 million decrease in volume partially offset by a $8.6 million increase in the cost of zinc products produced from our Monaca facility which includes production costs related to HZP which was acquired in November 2012. The cost of zinc material includes LCM inventory adjustments of $0.8 million for the three months ended June 30, 2013 and LCM adjustments of $1.2 million for the three months ended June 30, 2012 due to the continued attrition of the LME zinc price. Conversion costs at the Monaca, Pennsylvania facility reflect a 15.3% decrease in production levels. Production decreased as a result of an unplanned shutdown and rebuild of two metal columns and one oxide refining column during April 2013 which reduced downstream capacity to process metal from the smelter. Conversion costs remained approximately the same for the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Coke costs decreased $0.2 million and labor decreased $0.9 million as supplies and maintenance increased $0.9 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the three months ended June 30, 2013 decreased 9.5% compared to the three months ended June 30, 2012

The cost of EAF dust services increased $0.1 million, or 1.2%, to $8.7 million for the three months ended June 30, 2013 from $8.6 million for the three months ended June 30, 2012. The increased cost reflects an increase in transportation costs of $0.5 million partially offset by decrease of $0.4 million in volume. EAF dust receipts tons decreased 3.9% for the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(6.3) million for the three months ended June 30, 2013, and includes $1.3 million in unfavorable unrealized non cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our loss before income taxes was $(5.0) million.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $0.3 million, or 2.1%, to $14.2 million for the three months ended June 30, 2013 compared to $14.5 million for the three months ended June 30, 2012. The decrease was mainly the result of a $0.4 million decrease from price realization and a $0.3 million increase from higher shipment volume. A 12.7% lower average LME nickel price for the second quarter of 2013 compared with the second quarter of 2012 was the primary reason for the lower price realization. Tolling tons, which provide a lower margin than excess pigs tons, were a larger part of total tons shipped for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012. Environmental service revenue decreased $0.7 million during the three months ended June 30, 2013 compared to the three months ended June 30, 2012. Net sales for the three months ended June 30, 2013 included a $0.4 million non-cash favorable adjustment related to nickel hedging activities while net sales for the three months ended June 30, 2012 included $0.1 million of non-cash unfavorable adjustments related to nickel hedging.

Cost of sales (excluding depreciation and amortization). Cost of sales, excluding a net insurance benefit of $2.3 million, increased $0.2 million, or 2.1%, to $9.8 million for the three months ended June 30, 2013 compared to $9.6 million for the three months ended June 30, 2012. The increase was predominately due to a $0.5 million increase related to higher product shipment volume partially offset by a decline of $0.3 million in the cost of products shipped. The decrease in the costs of product shipped was primarily due to lower raw material costs.

Income before income taxes. For the reasons stated above, income before income taxes, excluding a $2.3 million benefit related to insurance recoveries, was $2.6 million for the three months ended June 30, 2013 compared to $3.1 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Consolidated net sales. Consolidated net sales were approximately the same at $228.7 million for the six months ended June 30, 2013 compared to $228.9 million for the six months ended June 30, 2012. Net sales for the six months ended June 30, 2013 increased by $0.2 million from unrealized non-cash adjustments related to hedging activities. Net sales for the six months ended June 30, 2012 decreased $17.7 million from unrealized non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales decreased $18.1 million, or 7.3%, to $228.5 million for the six months ended June 30, 2013 from $246.6 million for the six months ended June 30, 2012. The decrease includes a $15.9 million decrease in net sales for zinc products and services (“Zinc”) and a $2.2 million decrease in nickel products and services (“Nickel”).

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales decreased $20.6 million, or 9.3%, to $200.0 million for the six months ended June 30, 2013 compared to $220.6 million for the six months ended June 30, 2012. Nickel cost of sales for the three months ended June 30, 2013 includes benefits from property damage insurance recoveries of $2.3 million, net of additional cost of repairs and clean up. Zinc cost of sales for the six months ended June 30, 2012 includes an impairment charge of $3.3 million. Excluding the 2013 net insurance benefit and the 2012 impairment charge, cost of sales decreased $15.0 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The decrease includes a $15.1 million decrease in Zinc cost of sales and a $0.1 million increase in Nickel cost of sales.

Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $2.4 million, or 19.1%, to $14.5 million for the six months ended June 30, 2013 compared to $12.1 million for the six months ended June 30, 2012. The increase reflects an increase of excess depreciation expense of $0.5 million, related to the eventual closing of the Monaca, Pennsylvania facility, depreciation and amortization related to HZP of $0.8 million and depreciation on property, plant and equipment additions since June 30, 2012.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.2 million, or 2.3%, to $11.5 million for the six months ended June 30, 2013 compared to $11.3 million for the six months ended June 30, 2012. The increase was primarily due to an increase in non cash compensation.

Consolidated other income (expense). Net consolidated other income (expense) was $0.4 million for the six months ended June 30, 2013 compared to $(1.3) million for the six months ended June 30, 2012. Total actual interest expense for the six months ended June 30, 2013, increased by $10.4 million over the six months ended June 30, 2012, due primarily to interest associated with the Senior Secured Notes issued on July 26, 2012. This additional interest expense, however, was offset by capitalized interest of $13.8 million during the six months ended June 30, 2013, related to construction of the new zinc facility. During the six months ended June 30, 2013, Shell extended its option on our Monaca facility to January 2014 and, pursuant to the contract, we recorded income of $1.0 million.

Consolidated income tax provision (benefit). Our consolidated income tax provision was $1.1 million for the six months ended June 30, 2013 compared to an income tax benefit of $(6.3) million for the six months ended June 30, 2012. Our effective tax rates were 35.3% for the six months ended June 30, 2013 and 38.2% for the six months ended June 30, 2012. The increase in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2013 and the related impact of permanent differences.

Consolidated net income (loss). Net income for the six months ended June 30, 2013 was $2.0 million compared to a net loss of $(10.1) million for the six months ended June 30, 2012. Excluding a net insurance benefit of $1.5 million, our net income for the six months ended June 30, 2013, was $0.5 million. Our consolidated net income for the six months ended June 30, 2012 was $2.8 million, excluding $10.9 million in net loss for unrealized unfavorable non-cash adjustments related to our hedging activities and an impairment charge of $2.0 million.

Business Segments

Zinc Products and Services (“Zinc”)

Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $15.9 million, or 7.4%, to $200.3 million for the six months ended June 30, 2013 compared to $216.2 million for the six months ended June 30, 2012. The decrease was a result of a $33.4 million decrease in sales volume primarily reflecting decreased shipments of zinc metal partially offset by a $6.1 million increase in price realization compared to the six months ended June 30, 2012. The increase in price realization was the result of higher realized premiums per pound on zinc oxide tons sold for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The average LME zinc price, however, was 2.1% lower for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Net sales for the six months ended June 30, 2013 includes sales from HZP, acquired on November 16, 2012, of $11.4 million. Miscellaneous and other sales were approximately the same. Net sales during the six months ended June 30, 2013 decreased by unrealized non-cash adjustments of $0.6 million relating to our hedging activities. The six months ended June 30, 2012 decreased by unrealized non-cash adjustments of $18.1 million, relating to our hedging activities.

Zinc product shipments were 85,650 tons for the six months ended June 30, 2013, or 76,845 tons on a zinc contained basis, compared to 98,445 tons, or 88,359 tons on a zinc contained basis, for the six months ended June 30, 2012. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.13 per pound for the six months ended June 30, 2013 compared to $1.06 per pound for the six months ended June 30, 2012. The increase reflects higher realized premiums to the LME zinc price when compared to the six months ended June 30, 2012.

Net sales of zinc metal decreased $20.3 million, or 22.6%, to $69.6 million for the six months ended June 30, 2013 compared to $89.9 million for the six months ended June 30, 2012. The decrease was attributable to a decline in volumes partially related to our efforts to increase product premiums while building inventory to support customer demand during the transition of production facilities to North Carolina. In addition, metal sales to HZP were treated as intercompany sales during the six months ended June 30, 2013 and eliminated in consolidation.

Net sales of zinc oxide decreased $5.6 million, or 5.9%, to $89.7 million for the six months ended June 30, 2013, compared to $95.3 million for the six months ended June 30, 2012. The decrease was primarily due to a $12.1 million decline in sales volume partially offset by an increase in price realization of $6.5 million. The increase in price realization resulted from zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium to the average LME zinc price. This increase in zinc oxide premium was partially offset by a 2.1% lower LME zinc price for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Net sales of zinc and copper-based powders increased $10.5 million to $17.7 million for the six months ended June 30, 2013 compared to $7.2 million for the six months ended June 30, 2012. The increase resulted from an increase in volume of $11.3 million primarily due to the inclusion of HZP, which was acquired on November 16, 2012. The increase in volume was partially offset by a $0.8 million decrease in price realization primarily related to our copper-based powders.

Revenues from EAF dust recycling decreased $0.3 million, or 1.3%, to $22.0 million for the six months ended June 30, 2013 from $22.3 million for the six months ended June 30, 2012. The decrease was primarily due to a decrease in volume partially offset by an increase in price realization. EAF dust receipts for the six months ended June 30, 2013 were 309,079 tons compared to 323,847 tons for the six months ended June 30, 2012.

Cost of sales (excluding depreciation and amortization). After excluding impairment charges of $3.3 million related to the Monaca, Pennsylvania facility recorded during the six months ended June 30, 2012, cost of sales decreased $15.0 million to $183.6 million for the six months ended June 30, 2013, compared to $198.6 million for the six months ended June 30, 2012. For the six months ended June 30, 2013 and 2012, cost of sales was 91.6% and 91.9%, respectively, of net sales, after excluding from net sales the unfavorable non-cash adjustments relating to hedging of $0.6 million for the six months ended June 30, 2013 and the unfavorable non-cash adjustments related to hedging of $18.1 million for the six months ended June 30, 2012 and the impairment charge of $3.3 million included in cost of sales for the six months ended June 30, 2012.

After excluding an impairment charge of $3.3 million related to the Monaca, Pennsylvania facility included in cost of sales for the six months ended June 30, 2012, the cost of zinc material and other products sold decreased $16.7 million, or 9.2%, to $165.0 million for the six months ended June 30, 2013 compared to $181.7 million for the six months ended June 30, 2012. The decrease was a result of a $31.0 million decrease in volume partially offset by a $14.6 million increase in the cost of zinc products produced from our Monaca facility and production costs related to HZP which was acquired in November 2012. Miscellaneous and other costs decreased $0.3 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The cost of zinc material includes LCM inventory adjustments of $1.6 and $1.2 million for the six months ended June 30, 2013 and 2012, respectively, primarily due to the continued attrition of the LME zinc price. Conversion costs at the Monaca, Pennsylvania facility reflect an 12.0% decrease in production levels. Production decreased as a result of an unplanned shutdown and rebuild of two metal columns and one oxide refining column during April 2013 which reduced downstream capacity to process metal from the smelter. As a result of this decrease in production, conversion costs decreased $2.5 million. Coke costs decreased $1.9 million and labor decreased $1.3 million. These decreases were partially offset by an increase in maintenance of $0.8 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the six months ended June 30, 2013 decreased 9.6% compared to the six months ended June 30, 2012.

The cost of EAF dust services increased $1.6 million, or 9.5%, to $18.5 million for the six months ended June 30, 2013 from $16.9 million for the six months ended June 30, 2012. The increase was the result of higher transportation costs of $2.5 million partially offset by a decrease of $0.9 million in volume. EAF dust receipts tons decreased 4.6% for the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $5.1 million for the six months ended June 30, 2013, and includes $0.6 million in unfavorable unrealized non cash adjustments from our hedging activities.

Nickel Products and Services (“Nickel”)

Net sales. Net sales decreased $1.8 million, or 5.9%, to $28.9 million for the six months ended June 30, 2013 compared to $30.7 million for the six months ended June 30, 2012. The decrease was mainly the result of a $1.7 million decrease in price realization. A 12.5% lower average LME nickel price for the six months ended June 30, 2013 compared with the six months ended June 30, 2012 was the primary reason for the lower price realization. Tolling tons, which provide a lower margin than excess pigs tons, were a larger part of total tons shipped for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. Environmental service revenue decreased $0.5 million for the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The effect of the lower nickel price was partially offset by $0.8 million received from the sale of our MF Global bankruptcy claim to a third party. Net sales for the six months ended June 30, 2013 included $0.8 million favorable non-cash adjustments related to nickel hedging activities while net sales for the six months ended June 30, 2012 included favorable $0.4 million non-cash adjustments related to nickel hedging activities.

Cost of sales (excluding depreciation and amortization). Cost of sales, excluding a net insurance benefit of $2.3 million, increased $0.1 million, or 0.5%, to $18.8 million for the six months ended June 30, 2013 compared to $18.7 million for the six months ended June 30, 2012. The increase was predominately due to a $0.1 million increase related to higher product shipment volume.

Income before income taxes. For the reasons stated above, income before income taxes, excluding a $2.3 million benefit related to insurance recoveries, was $6.7 million for the six months ended June 30, 2013 compared to $8.4 million for the six months ended June 30, 2012.

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

On August 28, 2012, we announced that we entered into a Credit Agreement (the “Credit Agreement”) with a Spanish bank to provide for the financing of up to € 14.6 million (approximately $20.3 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. We closed on this facility on November 14, 2012. As of June 30, 2013, we had $14.8 million in outstanding borrowings on this facility.

On December 21, 2012, Zochem entered into a $15.0 million revolving credit facility (the “Zochem Facility”). We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion currently under construction in Brampton, Ontario. We had no outstanding borrowings on this facility as of June 30, 2013.

On June 3, 2013, we completed the sale to certain purchasers of an additional $20.0 million in aggregate principal amount of our Senior Secured Notes (the “Additional Notes”) at an issue price of 106.5% of the principal amount of the Additional Notes plus accrued interest from June 1, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended. The Additional Notes have an effective interest rate of 8.6% and were issued pursuant to the Indenture. We issued the Additional Notes to provide additional funding for our new zinc facility currently under construction in North Carolina.

On June 24, 2013, INMETCO entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”). We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes. We have no outstanding borrowings on this facility as of June 30, 2013.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance of approximately $127 million, which includes the remaining proceeds from the issuance of the Senior Secured Notes and Additional Notes, $71.6 million of availability under our three revolving credit facilities and $5.6 million of availability under the Credit Agreement, our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Regarding the new zinc facility, the majority of the infrastructure work, detailed engineering and equipment acquisition have been completed. Installation of equipment and recruiting of the workforce is actively underway. Commissioning of sections of the plant began recently. We currently estimate that the total construction cost will be approximately $450 million, a portion of which will be spent in 2014. We have recorded approximately 75% of the total estimated project costs, excluding capitalized interest, through June 30, 2013. Nearly all of the project’s construction cost estimate is based on firm quotes or actual expenditures at this point. We believe that we have adequate liquidity to complete the project through the startup of the facility and to support normal operations.

Cash and Cash Equivalents

Our balance of cash and cash equivalents at June 30, 2013 was $126.6 million, a decrease of $117.5 million from the December 31, 2012 balance of $244.1 million. Cash and cash equivalents are held in four US banks and one Canadian bank.

Cash Flows from Operating Activities

Our operations used a net $4.2 million in cash for the six months ended June 30, 2013, reflecting lower sales during that period. During the first quarter of 2013, we began to build inventory at our Monaca location in order to be able to service customers during the start-up of the new zinc facility in the second half of 2013. This build of inventory used $9.3 million of cash during the first six months of 2013. During the first quarter of 2013, we received a $3.2 million federal income tax refund.

Our investment in working capital, excluding cash, was $30.7 million at June 30, 2013 and $21.5 million at December 31, 2012. The increase in working capital was primarily due to an increase in inventory during the six months ended June 30, 2013. In order to realize higher sales premiums and to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem, we decided to reduce some shipments during the six months ended June 30, 2013 and therefore did not sell metal into the lower premium export market. Additionally, June 30, 2013 includes a receivable of $2.4 million related to a property damage insurance settlement.

Cash Flows from Investing Activities

Capital expenditures were $140.6 million for the six months ended June 30, 2013, of which $127.5 million related to the construction of the new zinc facility.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $25.4 million and primarily related to proceeds of $21.3 million related the issuance of the Additional Notes on June 3, 2013 and borrowings of $5.8 million on the Credit Agreement offset by payments on the Credit Agreement of $0.9 million. During the first quarter of 2013, we borrowed $3.5 million on the Zochem Facility which was also repaid during the first quarter. We also recognized debt issuance costs of $0.4 million related to the Additional Notes and INMETCO facility.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of June 30, 2013, we had letters of credit outstanding in the amount of $10.2 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with a member of the London Clearing House for a majority of our contracts and we currently utilize seven different brokers for our hedging program.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011, our $21.3 million Credit Agreement entered into on November 14, 2012, our $15.0 million Zochem Facility entered into on December 21, 2012 and our $15.0 million INMETCO Facility entered into on June 24, 2013, all of which bear interest at variable rates. Assuming that the three credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.1 million.

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

During the six months ended June 30, 2013, we purchased zinc put options with an $0.85 per pound strike price, for the first quarter of 2014, at a cost of $0.8 million. These put options cover approximately 13,200 tons of zinc production and were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start-up of the new zinc facility.

The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for three of the six months in the period ended June 30, 2013 was lower than the strike price for the contracts and we received a total of $0.8 million during the three and six months ended June 30, 2013. The average LME monthly zinc price for one month during the six months ended June 30, 2012 was lower than the strike price for the contract and the Company received a total of $0.2 million during the three and six months ended June 30, 2012. Since the average LME zinc price was lower than $1.81 per pound, the Company did not exercise any call options during the six months ended June 30, 2013 or 2012.

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

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the six months ended June 30, 2013.

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

During the quarter ending June 30, 2013, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For further information refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Item 1A. Risk Factors.

Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the SEC on March 18, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

[None]

Item 3. Defaults Upon Senior Securities.

[None]

Item 4. Mine Safety Disclosures

[None]

Item 5. Other Information.

[None]

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Supplemental Indenture, dated as of June 3, 2013, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 4, 2013)

10.1	Credit Agreement, dated as of June 24, 2013, by and between The International Metals Reclamation Company, Inc., as borrower, and Wells Fargo Bank, N.A., as lender. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 26, 2013)

10.2	Continuing Guaranty, dated as of June 24, 2013, by Horsehead Holding Corp. to Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on June 26, 2013)

31.1	Certification by James M. Hensler, Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Robert D. Scherich, Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on August 7, 2013.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler James M. Hensler	Principal Executive Officer	August 7, 2013

/s/ Robert D. Scherich Robert D. Scherich	Principal Financial and Accounting Officer	August 7, 2013