Form 10-Q
period 2013-09-30
Horsehead Holding Corp
filed 2013-11-05
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 4, 2013 was 50,437,048

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; decreases in the prices of zinc and nickel-based products; long-term declines in demand for zinc and nickel products due to competing technologies or materials; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to service our debt; our ability to successfully construct and operate our new zinc facility; our ability to realize the projected benefits from the new zinc facility once fully operational; the ultimate cost to construct and start up the new zinc facility and our ability to finance these costs and maintain adequate liquidity; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy supplies; decreases in order volume from

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2013 and December 31, 2012
(Unaudited)
(Amounts in thousands, except per share amounts)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$120,024	$244,119
Accounts receivable, net of allowance of $486 and $573, respectively	66,678	59,987
Inventories, net	63,526	61,667
Prepaid expenses and other current assets	9,636	12,797
Deferred income taxes	3,242	2,731
Total current assets	263,106	381,301
Property, plant and equipment, net	640,414	405,222
Other assets
Intangible assets	11,650	12,770
Deferred income taxes	1,530	1,530
Deposits and other	9,832	11,005
Total other assets	23,012	25,305
Total assets	$926,532	$811,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,571	$1,285
Accounts payable	102,887	83,939
Accrued expenses	35,973	30,506
Total current liabilities	141,431	115,730
Long-term debt, less current maturities	350,558	263,334
Other long-term liabilities	17,744	15,957
Deferred income taxes	32,586	33,526
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 44,112 and 43,954 shares issued and outstanding in 2013 and 2012, respectively	441	439
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	236,674	234,115
Retained earnings	143,277	144,792
Accumulated other comprehensive loss	(244)	(244)
Total stockholders’ equity before noncontrolling interest	380,148	379,102
Noncontrolling interest	4,065	4,179
Total stockholders’ equity	384,213	383,281
Total liabilities and stockholders’ equity	$926,532	$811,828
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales of zinc material and other goods	$86,021	$75,228	$263,814	$251,109
Net sales of nickel-based material and other services	12,192	14,618	41,119	45,303
EAF dust service fees	11,378	10,524	33,376	32,813
Net sales	109,591	100,370	338,309	329,225
Cost of sales of zinc material and other goods	85,415	83,111	250,429	268,130
Cost of sales of nickel-based material and other services	8,782	9,320	27,661	27,999
Cost of EAF dust services	8,558	8,074	27,106	24,937
Insurance claim income	—	—	(2,450)	—
Cost of sales (excluding depreciation and amortization)	102,755	100,505	302,746	321,066
Depreciation and amortization	7,123	6,025	21,574	18,157
Selling, general and administrative expenses	5,343	5,118	16,879	16,393
Total costs and expenses	115,221	111,648	341,199	355,616
Loss from operations	(5,630)	(11,278)	(2,890)	(26,391)
Other income (expense)
Interest expense	(487)	(2,979)	(2,007)	(5,136)
Interest and other income	418	280	2,290	1,151
Total other income (expense)	(69)	(2,699)	283	(3,985)
Loss before income taxes	(5,699)	(13,977)	(2,607)	(30,376)
Income tax benefit	(2,184)	(4,848)	(1,092)	(11,106)
NET LOSS	$(3,515)	$(9,129)	$(1,515)	$(19,270)
Loss per common share:
Basic	$(0.08)	$(0.21)	$(0.03)	$(0.44)
Diluted	$(0.08)	$(0.21)	$(0.03)	$(0.44)
Weighted average shares outstanding:
Basic	44,109	43,869	44,077	43,802
Diluted	44,109	43,869	44,077	43,802
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the three and nine months ended September 30, 2013 and 2012
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net loss	$(3,515)	$(9,129)	$(1,515)	$(19,270)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	—	376	—	302
Net pension liability adjustment	—	16	—	44
Comprehensive loss	$(3,515)	$(8,737)	$(1,515)	$(18,924)
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2013
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Non-controlling interest	Total
	Shares	Amount
Balance at January 1, 2013	43,954	$439	$234,115	$144,792	$(244)	$4,179	$383,281
Restricted stock vesting	158	2	(2)	—	—	—	$—
Stock compensation expense	—	—	2,787	—	—	—	$2,787
Net tax benefit of equity award vesting	—	—	185	—	—	—	$185
Distribution to noncontrolling interests	—	—	—	—	—	(114)	$(114)
Restricted stock withheld for taxes	—	—	(411)	—	—	—	$(411)
Comprehensive loss, net of tax:	—	—	—	(1,515)	—	—	$(1,515)
Balance at September 30, 2013	44,112	$441	$236,674	$143,277	$(244)	$4,065	$384,213
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2013 and 2012
(Unaudited)(Amounts in thousands)

	2013	2012
Cash Flows from Operating Activities:
Net loss	$(1,515)	$(19,270)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,574	18,157
Gain on insurance recovery related to fixed assets	(1,791)	—
Deferred income tax benefit	(1,451)	(1,181)
Accretion on debt	2,792	2,367
Accretion on ESOI liabilities	333	658
Amortization of deferred finance costs	1,780	664
Losses on writedown or disposal of assets	131	9,339
Losses on derivative financial instruments	986	26,512
Lower of cost or market adjustment to inventories	2,893	1,421
Non-cash compensation expense	2,787	2,108
Capitalization of interest	(21,533)	(5,757)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(6,691)	(2,265)
(Increase) in inventories, net	(4,752)	(6,156)
Decrease (increase) in prepaid expenses and other current assets	2,240	(6,705)
(Increase) in deposits and other	(97)	(18)
Increase in accounts payable	18,948	19,362
Increase (decrease) in accrued expenses	5,402	(573)
Increase (decrease) in other long-term liabilities	1,454	(443)
Net cash provided by operating activities	23,490	38,220
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(234,230)	(106,975)
Insurance proceeds related to fixed assets	1,791	—
Decrease in restricted cash	—	2,500
Net cash used in investing activities	(232,439)	(104,475)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	171,829
Distributions to noncontrolling interest equity holders	(114)	(113)
Borrowings on the Credit Facilities	68,500	—
Repayments on the Credit Facilities	(13,500)	—
Debt issuance costs	(524)	(7,447)
Borrowings on the Credit Agreement	10,603	—
Repayments on the Credit Agreement	(1,185)	—
Proceeds from the exercise of stock options	—	138
Tax effect of share based compensation award exercise and vesting	185	578
Restricted stock withheld for taxes	(411)	—
Net cash provided by financing activities	84,854	164,985
Foreign currency impact on cash balance	—	301
Net (decrease) increase in cash and cash equivalents	(124,095)	99,031
Cash and cash equivalents at beginning of period	244,119	188,500
Cash and cash equivalents at end of period	$120,024	$287,531
The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2013. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012.
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
NOTE B—ACQUISITION OF BUSINESS
On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powders LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed Horsehead Zinc Powders, LLC. ("HZP"). The estimated purchase price was $1,101 which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. The first payment under the contingent consideration was made in June 2013. This acquisition will help facilitate the transition of the Company’s Monaca operations in 2013 and opens the possibility of relocating this business to the new zinc facility, currently under construction, to realize operating efficiencies at some point in the future.
NOTE C—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Cash in bank	$119,807	$218,938
Money market demand account	217	25,181
	$120,024	$244,119
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both September 30, 2013 and December 31, 2012. The Company carries deposits in excess of federally insured amounts. At September 30, 2013, the Company had $12,071 in cash held at foreign institutions.
The money market demand account carries an interest rate of 0.20% on September 30, 2013 and December 31, 2012. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE D—INVENTORIES
Inventories consisted of the following at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Raw materials	$7,565	$12,273
Work-in-process	7,041	3,430
Finished goods	34,352	30,848
Supplies and spare parts	14,568	15,116
	$63,526	$61,667
Inventories were net of reserves for slow moving inventory of $2,563 and $3,090 at September 30, 2013 and December 31, 2012, respectively.
The Company recorded lower of cost or market (“LCM”) adjustments of $862, $765 and $1,266 to its finished goods inventories during the first, second and third quarters of 2013, respectively, for a total of $2,893 in LCM adjustments for the nine months ended September 30, 2013. The Company did not record any LCM adjustments during the first quarter of 2012 but recorded LCM adjustments of $1,247 to its raw material and finished goods inventories during the second quarter of 2012 and an additional $174 of LCM adjustments to its finished goods inventories during the third quarter of 2012. The Company recorded total LCM adjustments to their raw material and finished goods inventories of $1,421 during 2012. These 2013 and 2012 LCM adjustments were primarily due to the attrition of the London Metal Exchange (“LME”) zinc price.
NOTE E—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Refundable income taxes	$3,789	$4,742
Prepaid hedge contracts	3,403	4,760
Other	2,444	3,295
	$9,636	$12,797
See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.
NOTE F—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at September 30, 2013 and December 31, 2012.

	September 30, 2013	December 31, 2012
Land and land improvements	$24,561	$24,089
Buildings and building improvements	27,611	25,438
Machinery and equipment	234,391	221,060
Construction in progress	466,047	226,829
	752,610	497,416
Less accumulated depreciation	(112,196)	(92,194)
	$640,414	$405,222

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company capitalized $7,721 and $21,534 of interest expense during the three and nine months ended September 30, 2013, respectively. The Company capitalized $2,990 and $5,757 of interest expense during the three and nine months ended September 30, 2012, respectively. The interest expense capitalized related to the construction of the new zinc facility. Through September 30, 2013, the Company has capitalized a total of $32,595 of interest expense related to the new zinc facility.

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company had announced plans on closing the smelting operation when the new zinc plant is commissioned, currently expected in the second half of 2013, but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge. On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012, the continuation of the construction of the new zinc facility which is on schedule to open in the second half of 2013 and the determination that the power plant, which has been idled since September 2011, will not be restarted. On June 28, 2013, Shell extended its option until January 2014. Based upon this extension, the Company evaluated the carrying values of these assets and no impairment charge was recorded. The Company did not record any impairment charge during the nine months ended September 30, 2013 and has recorded total impairment charges of $35,102 related to the Monaca facility. The Company will continue to evaluate the carrying values of these assets as the continued use of the assets is analyzed. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $16 million at September 30, 2013.
NOTE G—RESTRICTED CASH
During the first quarter of 2012, restricted cash related to the Envirosafe Services of Ohio, Inc. deferred purchase price obligation was released from trust and transferred to operating cash when the purchase price agreement was amended.
NOTE H— DEPOSITS AND OTHER
Deposits and other at September 30, 2013 and December 31, 2012 consisted of the following:

	September 30, 2013	December 31, 2012
Deferred finance costs	$9,517	$10,773
Other	315	232
	$9,832	$11,005
See Note I – Long Term Debt for additional information regarding deferred finance costs.

NOTE I—LONG –TERM DEBT
Long-term debt consisted of the following at September 30, 2013 and December 31, 2012:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	September 30, 2013	December 31, 2012
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	84,953	82,476
10.50% Senior Secured Notes due June 2017, net of debt discount	193,662	172,047
ABL Facility, interest payable at variable rates	30,000	—
Zochem Credit Facility, interest payable at variable rates	10,000	—
INMETCO Credit Facility, interest payable at variable rates	15,000	—
Credit Agreement, interest payable at variable rates	19,259	9,841
	353,129	264,619
Less portion currently payable	2,571	1,285
	$350,558	$263,334
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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended September 30, 2013 and 2012 The Company recognized interest expense of $345 related to the amortization of debt issuance costs during both the nine months ended September 30, 2013 and 2012. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three and nine months ended September 30, 2013, the Company recognized $1,793 and $5,327, respectively, in interest expense related to the Convertible Notes. During the three and nine months ended September 30, 2012, the Company recognized $1,725 and $5,126, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $84,953 with an unamortized discount of $15,047 at September 30, 2013. The carrying amount of the Convertible Notes was $82,476 with an unamortized discount of $17,524 at December 31, 2012. The carrying amount of the equity component was $8,764 and $10,204 at September 30, 2013 and December 31, 2012, respectively. The accumulated accretion related to the equity component was $4,257 and $2,817 at September 30, 2013 and December 31, 2012, respectively. The fair value of the Convertible Notes was estimated to be approximately $108,000 and $95,000 at September 30, 2013 and December 31, 2012, respectively, per quotes obtained from active markets.
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
The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility. At September 30, 2013, the Company had $10,212 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At September 30, 2013, there were $30,000 in outstanding borrowings under the ABL Facility. At December 31, 2012, there were no outstanding borrowings under the ABL Facility. At September 30, 2013, there was no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at September 30, 2013.
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
The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2013.
The Company incurred issuance costs of $444 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $24 and $67 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2013, respectively. Interest expense of $21 and $64 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2012.
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
The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three and nine months ended September 30, 2013, the Company recognized $4,733 and $14,188, respectively, in interest expense related to the Senior Secured Notes. During both the three and nine months ended September 30, 2012, the Company recognized $3,408 in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.
The carrying amount of the Senior Secured Notes was $172,454 with an unamortized discount of $2,546 at September 30, 2013. The carrying amount of the Senior Secured Notes was $172,047 with an unamortized discount of $2,953 at December 31, 2012. The fair value of the Senior Secured Notes was estimated to be approximately $188,000 and $187,000 at September 30, 2013 and December 31, 2012, respectively, per quotes obtained from active markets.
Costs of $7,732 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $400 and $1,200 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2013, respectively. The Company recognized interest expense of $254 during both the three and nine months ended September 30, 2012.
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
The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three and nine months ended September 30, 2013, the Company recognized $456 and $596, respectively, in interest expense related to the Additional Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The carrying amount of the Additional Notes was $21,208 with an unamortized premium of $1,208 at September 30, 2013. The fair value of the Additional Notes was estimated to be approximately $21,000 at September 30, 2013 per quotes obtained from active markets.
Costs of $345 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the remaining term of the Notes. The Company recognized interest expense of $23 and $29 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2013.
Credit Agreement
On August 28, 2012, Horsehead Corporation and Horsehead Holding Corp. entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provides for the financing of up to €18,583 (approximately $25,805 USD) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A., a Spanish corporation providing equipment and related products and services for the new zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”). The Company closed on the facility on November 14, 2012.
The obligations of Horsehead under the Credit Agreement are secured by an unconditional guarantee of the Company, but are not secured by security interest or mortgages on any real or personal property of Horsehead, the Company or any of the Company’s other direct or indirect subsidiaries.
The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on November 2021, amortizing over that period, and bearing interest a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At September 30, 2013 and December 31, 2012, the Company had outstanding borrowings of $19,259 and $9,841, respectively, under the Credit Agreement. At September 30, 2013 and December 31, 2012, the current portion of amounts due under the Credit Agreement was $2,571 and $1,285, respectively.
Draws may be made under the Credit Agreement until April 2014. Principal and interest payments are due semiannually and began in February 2013. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.
The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2013. Availability under the Credit Agreement was approximately $340 at September 30, 2013. The carrying amount of the debt approximated fair value at September 30, 2013.
The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $35 and $106 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2013, respectively.
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

The Zochem Facility provides for a forty-five month senior secured revolving credit facility in an aggregate principal amount of up to $15,000. The aggregate amount of loans permitted to be made to Zochem under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $15,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 will be available to Zochem for the issuance of letters of credit, which reduce availability under the revolving credit facility. Zochem’s obligations under the Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. During the nine months ended

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

September 30, 2013, the Company borrowed $23,500 and repaid $13,500 on the Zochem Facility. At September 30, 2013, the Company had $10,000 outstanding borrowings under the Zochem Facility. Undrawn availability under the Zochem Facility was $2,666 at September 30, 2013. The carrying amount of the debt approximated fair value at September 30, 2013.
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
The Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. On September 30, 2013, Zochem entered into Amendment Number One which amended several definitions within the Zochem Facility Agreement. The Company was in compliance with all covenants at September 30, 2013.
The Company incurred issuance costs of $127 in connection with the Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Zochem Facility. Interest expense of $8 and $23 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2013.
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
The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $15,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At September 30, 2013, INMETCO had $15,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at September 30, 2013.

Borrowings under the INMETCO facility will bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO will pay unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.
The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

$100. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2013.
INMETCO incurred issuance costs of $126 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $10 related to the amortization of deferred finance costs was recorded during both the three and nine months ended September 30, 2013.
Other
At September 30, 2013 and December 31, 2012, the Company had $10,212 and $10,256 , respectively, of letters of credit outstanding under the ABL Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both September 30, 2013 and December 31, 2012.
NOTE J—ACCRUED EXPENSES
Accrued expenses at September 30, 2013 and December 31, 2012 consisted of the following.

	September 30, 2013	December 31, 2012
Employee related costs	$7,800	$9,797
EAF dust processing reserve	3,254	2,641
Workers’ compensation insurance claim liabilities	2,400	2,400
Unearned tolling revenue	2,714	2,233
Accrued electric	3,953	2,144
Accrued interest	8,064	3,600
Other	7,788	7,691
	$35,973	$30,506
NOTE K—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at September 30, 2013 and December 31, 2012 consisted of the following.

	September 30, 2013	December 31, 2012
Environmental obligations	$644	$588
Insurance claim liabilities	5,858	5,485
Asset retirement obligations	4,377	4,152
Deferred purchase price obligation	4,528	4,195
Pension liability	819	788
Other	1,518	749
	$17,744	$15,957
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Net periodic benefit costs related to the plan for the three and nine months ended September 30, 2013, were $50 and $147, respectively. Net periodic benefit costs related to the plan for the three and nine months ended September 30, 2012 were $60 and $163, respectively.
Net periodic benefit costs for the three months ended September 30, 2013 and 2012 were:

	Three months ended September 30, 2013	Three months ended September 30, 2012
Components of net periodic benefit cost:
Service Cost	$64	$53
Interest Cost	54	53
Expected return on plan assets	(69)	(70)
Amortization of prior service cost	—	7
Losses	1	17
Net periodic benefit cost	$50	$60
Net periodic benefit costs for the nine months ended September 30, 2013 and 2012 were:

	Nine months ended September 30, 2013	Nine months ended September 30, 2012
Components of net periodic benefit cost:
Service Cost	$191	$159
Interest Cost	163	148
Expected return on plan assets	(208)	(210)
Amortization of prior service cost	—	20
Losses	1	46
Net periodic benefit cost	$147	$163
During the three and nine months ended September 30, 2013, the Company made contributions in the amount of $46 and $146, respectively, to its defined benefit pension plans. During the three and nine months ended September 30, 2012, the Company made contributions in the amount of $26 and $88, respectively, to its defined benefit plan. The Company anticipates making $44 of additional contributions to fund its defined benefit pension plans during the remainder of 2013.
The Company’s hourly and salary pension plan assets of $4,966 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 1 of the fair value hierarchy.

NOTE M—INCOME TAXES
The Company’s effective tax rates were 38.3% and 41.9% for the three and nine months ended September 30, 2013, respectively and 34.7% and 36.6% for the three and nine months ended September 30, 2012, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.
On September 13, 2013 the IRS released the final Regulations governing the application of Code Sections 162(a) and 263(a) to amounts paid to acquire, produce, or improve tangible property. Management is currently assessing the impact these new regulations will have on the Company.

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
NOTE N—ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss are as follows:

	September 30, 2013	December 31, 2012
Cumulative translation adjustments	$30	$30
Net pension adjustment	(274)	(274)
Accumulated other comprehensive loss	$(244)	$(244)
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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. At September 30, 2013, there were 655 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 3.29 years of remaining contractual life. The remaining compensation expense of $51 was recognized during the nine months ended September 30, 2012. The options outstanding under the 2006 Plan had no intrinsic value at September 30, 2013 as the exercise price was lower than the stock price at September 30, 2013.
The Company had a total of 921 restricted stock units at a weighted average grant date fair value of $9.81 per unit outstanding under the 2006 Plan at December 31, 2012. During the nine months ended September 30, 2013, 197 restricted stock units vested having an intrinsic value of $2,109. At September 30, 2013, there were 702 restricted stock units outstanding and the remaining contractual life ranged from 0.50 years to 4.0 years. The related compensation expense for the three and nine months ended September 30, 2013 was $340 and $1,356, respectively. The related compensation expense for the three and nine months ended September 30, 2012 was $663 and $2,057, respectively. Unrecognized compensation expense as of September 30, 2013 was $3,514.
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
During the nine months ended September 30, 2013, the Company granted 208 service based restricted stock units with an average grant date fair value of $10.54 per unit. The restricted stock units vest over a one or five-year service period.
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
The related compensation expense for all 2012 Plan restricted stock units for the three and nine months ended September 30, 2013 was $477 and $1,434, respectively. The remaining contractual life ranged from 0.25 years to 4.63 years. Unrecognized compensation expense as of September 30, 2013 was $4,317.

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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of September 30, 2013, the fixed portions of these contracts ranged from a monthly average of $0.84 to $0.89 per pound for zinc.
The Company has hedged approximately 4.2 tons of zinc with fixed-to-variable future swap contracts at September 30, 2013, all of which settle at various dates up to and including December 31, 2013
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices nickel. As of September 30, 2013, the fixed portion of the nickel swap contracts ranged from a monthly average of $8.38 to $8.50 per pound.
The Company has hedged approximately 0.1 tons of nickel with variable-to-fixed future swap contracts at September 30, 2013, all of which settle at various dates up to and including December 31, 2013.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company received cash of $314 and $519 from the settlement of swap contracts for the three and nine months ended September 30, 2013. The Company received cash of $144 and $493 from the settlement of swap contracts for the three and nine months ended September 30, 2012, respectively.
At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price, covering 160 tons of zinc production, outstanding at December 31, 2011.
At December 31, 2012, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, the Company purchased the zinc put options, for the second half of 2013, at a cost of $4,945. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at December 31, 2012. The remaining zinc call options expired during the six months ended June 30, 2013.
During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4.4 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5.0 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. The Company continues to have put options in place with a strike price of $0.85 per pound covering approximately 3.9 tons per month of zinc production through March 2014. The Company converted a portion of their put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility.
The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for five of the nine months in the period ended September 30, 2013 was lower than the strike price for the contracts and the Company received a total of $512 and $1,343 during the three and nine months ended September 30, 2013, respectively. The average LME monthly zinc price for three months during the nine months ended September 30, 2012 was lower than the strike price for the contract and the Company received a total of $680 and $834 during the three and nine months ended September 30, 2012, respectively.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012
(Losses) gains included in net sales:
Options	$(2,926)	$(8,603)	$(2,189)	$(27,379)
Swaps	2,054	613	2,551	2,194
Total (losses) gains resulting from hedging activities	$(872)	$(7,990)	$362	$(25,185)
The fair value of the swap contracts and put options as of September 30, 2013 and December 31, 2012 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	September 30, 2013	December 31, 2012

Options and swaps included in Prepaid expenses and other current assets.	$3,403	$4,760

Swaps included in Accrued expenses	$64	$—
The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on September 30, 2013 and December 31, 2012, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
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
The information used to compute basic and diluted earnings (loss) per share is as follows:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Basic loss per share:
Net loss	$(3,515)	$(9,129)	$(1,515)	$(19,270)
Weighted average shares outstanding – basic	44,109	43,869	44,077	43,802
Basic loss per share	$(0.08)	$(0.21)	$(0.03)	$(0.44)
Diluted loss per share:
Net loss	$(3,515)	$(9,129)	$(1,515)	$(19,270)
Weighted average shares outstanding – diluted	44,109	43,869	44,077	43,802
Diluted loss per share	$(0.08)	$(0.21)	$(0.03)	$(0.44)
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	44,109	43,869	44,077	43,802
Effect of dilutive securities:
Options	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding – diluted	44,109	43,869	44,077	43,802

	Exercise Price	Three months ended September 30,		Nine months ended September 30,
		2013	2012	2013	2012
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	655	655	655	655
Restricted Stock Units		1,090	994	1,137	1,025
Total		1,745	1,649	1,792	1,680

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the nine months ended September 30, 2013 and 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.
NOTE S—SEGMENT INFORMATION
The following table presents information regarding the Company’s segment information:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Three months ended September 30, 2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$97,618	$12,228	$(255)	$109,591
(Loss) income before income taxes	(7,602)	1,960	(57)	(5,699)
Three months ended September 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$86,061	$14,618	$(309)	$100,370
(Loss) income before income taxes	(15,011)	3,546	(2,512)	(13,977)
Nine months ended September 30, 2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$297,914	$41,222	$(827)	$338,309
(Loss) income before income taxes	(12,746)	11,005	(866)	(2,607)
Nine months ended September 30, 2012	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$284,834	$45,303	$(912)	$329,225
(Loss) income before income taxes	(38,911)	11,923	(3,388)	(30,376)
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
The Company recorded $1,500 in insurance recoveries relating to property damage from its insurance carriers which is included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2012. The amount recorded represented a partial settlement of the entire claim. The partial settlement of $1,500 was received during the first quarter of 2013. The Company reached a final settlement in the amount of $3,950 during the second quarter of 2013 and recorded a receivable of $2,450 on the Company’s Consolidated Balance Sheet at June 30, 2013. The final settlement of $2,450 was received during the third quarter of 2013.
The cost and insurance recoveries are summarized in the table below.

	Six months ended June 30, 2013	Year ended December 31, 2012	Total
Property damage insurance recovery	$2,450	$1,500	$3,950
Cost of clean-up and repairs	129	148	277
Write off of fixed assets	—	236	236
Gain related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$2,321	$1,116	$3,437
Insurance proceeds related to fixed assets	$1,791	$1,264	$3,055

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE U—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 8.0% of total assets at September 30, 2013, accounted for 17.6% of its consolidated revenues and recorded $3,676 of consolidated net income for the nine months ended September 30, 2013. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
September 30, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$58,848	$49,105	$12,071	$—	$120,024
Accounts receivable, net of allowance	—	54,236	12,442	—	66,678
Inventories, net	—	53,984	9,542	—	63,526
Prepaid expenses and other current assets	2	12,791	27	(3,184)	9,636
Deferred income taxes	—	3,332	(90)	—	3,242
Total current assets	58,850	173,448	33,992	(3,184)	263,106
Property, plant and equipment, net	—	595,458	44,956	—	640,414
Other assets
Intangible assets	—	11,463	187	—	11,650
Deferred income taxes	—	1,530	—	—	1,530
Investment in and advances to subsidiaries	585,196	(409,116)	(5,219)	(170,861)	—
Deposits and other	22,513	1,819	335	(14,835)	9,832
Total other assets	607,709	(394,304)	(4,697)	(185,696)	23,012
Total assets	$666,559	$374,602	$74,251	$(188,880)	$926,532
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,571	$—	$—	$2,571
Accounts payable	—	93,951	8,936	—	102,887
Accrued expenses	7,776	29,037	2,266	(3,106)	35,973
Total current liabilities	7,776	125,559	11,202	(3,106)	141,431
Long-term debt, less current maturities	278,615	61,688	24,940	(14,685)	350,558
Other long-term liabilities	—	16,565	1,179	—	17,744
Deferred income taxes	—	32,357	229	—	32,586
Commitments and contingencies
Stockholders’ equity
Common stock	441	—	—	—	441
Preferred stock	—	—	—	—	—
Additional paid-in capital	236,674	32,063	9,590	(41,653)	236,674
Retained earnings	143,053	102,305	27,355	(129,436)	143,277
Accumulated other comprehensive loss	—	—	(244)	—	(244)
Total stockholders’ equity before noncontrolling interest	380,168	134,368	36,701	(171,089)	380,148
Noncontrolling interest	—	4,065	—	—	4,065
Total stockholders’ equity	380,168	138,433	36,701	(171,089)	384,213
Total liabilities and stockholders’ equity	$666,559	$374,602	$74,251	$(188,880)	$926,532

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2012

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$223,515	$15,977	$4,627	$—	$244,119
Accounts receivable, net of allowance	—	50,086	9,981	(80)	59,987
Inventories, net	—	53,506	8,161	—	61,667
Prepaid expenses and other current assets	29	18,116	33	(5,381)	12,797
Deferred income taxes	—	2,849	(118)	—	2,731
Total current assets	223,544	140,534	22,684	(5,461)	381,301
Property, plant and equipment, net	—	365,869	39,353	—	405,222
Other assets
Intangible assets	—	12,527	243	—	12,770
Deferred income taxes	—	1,530	—	—	1,530
Investment in and advances to subsidiaries	389,740	(176,912)	(5,612)	(207,216)	—
Deposits and other	23,949	1,779	394	(15,117)	11,005
Total other assets	413,689	(161,076)	(4,975)	(222,333)	25,305
Total assets	$637,233	$345,327	$57,062	$(227,794)	$811,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$1,285	$—	$—	$1,285
Accounts payable	93	77,485	6,441	(80)	83,939
Accrued expenses	3,494	31,366	922	(5,276)	30,506
Deferred income taxes	—	—	—	—	—
Total current liabilities	3,587	110,136	7,363	(5,356)	115,730
Long-term debt, less current maturities	254,524	8,555	15,184	(14,929)	263,334
Other long-term liabilities	—	14,809	1,148	—	15,957
Deferred income taxes	—	33,297	229	—	33,526
Commitments and contingencies
Stockholders’ equity
Common stock	439	—	—	—	439
Preferred stock	—	—	—	—	—
Additional paid-in capital	234,113	30,869	10,784	(41,651)	234,115
Retained earnings	144,570	143,482	22,598	(165,858)	144,792
Accumulated other comprehensive loss	—	—	(244)	—	(244)
Total stockholders’ equity before noncontrolling interest	379,122	174,351	33,138	(207,509)	379,102
Noncontrolling interest	—	4,179	—	—	4,179
Total stockholders’ equity	379,122	178,530	33,138	(207,509)	383,281
Total liabilities and stockholders’ equity	$637,233	$345,327	$57,062	$(227,794)	$811,828

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$66,975	$19,046	$—	$86,021
Net sales of nickel-based material and other services	—	12,192	—	—	12,192
EAF dust service fees	—	11,378	—	—	11,378
Net sales	—	90,545	19,046	—	109,591
Cost of sales of zinc material and other goods	—	69,424	15,991	—	85,415
Cost of sales of nickel-based material and other services	—	8,782	—	—	8,782
Cost of EAF dust services	—	8,558	—	—	8,558
Cost of sales (excluding depreciation and amortization)	—	86,764	15,991	—	102,755
Depreciation and amortization	—	6,515	608	—	7,123
Selling, general and administrative expenses	306	4,399	638	—	5,343
Total costs and expenses	306	97,678	17,237	—	115,221
(Loss) income from operations	(306)	(7,133)	1,809	—	(5,630)
Equity (loss) in income of subsidiaries, net of taxes	(3,436)	—	—	3,436	—
Other income (expense)
Interest expense	(24)	(428)	(272)	237	(487)
Interest and other income	251	42	340	(215)	418
Total other income (expense)	227	(386)	68	22	(69)
(Loss) income before income taxes	(3,515)	(7,519)	1,877	3,458	(5,699)
Income tax (benefit) provision	—	(2,749)	565	—	(2,184)
NET (LOSS) INCOME	$(3,515)	$(4,770)	$1,312	$3,458	$(3,515)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$60,143	$15,150	$(65)	$75,228
Net sales of nickel-based material and other services	—	14,618	—	—	14,618
EAF dust service fees	—	10,768	—	(244)	10,524
Net sales	—	85,529	15,150	(309)	100,370
Cost of sales of zinc material and other goods	—	69,950	13,226	(65)	83,111
Cost of sales of nickel-based material and other services	—	9,564	—	(244)	9,320
Cost of EAF dust services	—	8,074	—	—	8,074
Cost of sales (excluding depreciation and amortization)	—	87,588	13,226	(309)	100,505
Depreciation and amortization	—	5,557	468	—	6,025
Selling, general and administrative expenses	268	4,279	571	—	5,118
Total costs and expenses	268	97,424	14,265	(309)	111,648
(Loss) income from operations	(268)	(11,895)	885	—	(11,278)
Equity (loss) in income of subsidiaries, net of taxes	(6,596)	—	—	6,596	—
Other income (expense)
Interest expense	(3,044)	91	(264)	238	(2,979)
Interest and other income	779	(505)	223	(217)	280
Total other income (expense)	(2,265)	(414)	(41)	21	(2,699)
(Loss) income before income taxes	(9,129)	(12,309)	844	6,617	(13,977)
Income tax (benefit) provision	—	(5,165)	317	—	(4,848)
NET (LOSS)INCOME	$(9,129)	$(7,144)	$527	$6,617	$(9,129)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$204,788	$59,439	$(413)	$263,814
Net sales of nickel-based material and other services	—	41,119	—	—	41,119
EAF dust service fees	—	33,376	—	—	33,376
Net sales	—	279,283	59,439	(413)	338,309
Cost of sales of zinc material and other goods	—	199,900	50,942	(413)	250,429
Cost of sales of nickel-based material and other services	—	27,661	—	—	27,661
Cost of EAF dust services	—	27,106	—	—	27,106
Insurance claim income	—	(2,450)	—	—	(2,450)
Cost of sales (excluding depreciation and amortization)	—	252,217	50,942	(413)	302,746
Depreciation and amortization	—	19,847	1,727	—	21,574
Selling, general and administrative expenses	1,059	14,049	1,771	—	16,879
Total costs and expenses	1,059	286,113	54,440	(413)	341,199
(Loss) income from operations	(1,059)	(6,830)	4,999	—	(2,890)
Equity (loss) in income of subsidiaries, net of taxes	(584)	—	—	584	—
Other income (expense)
Interest expense	(699)	(1,207)	(818)	717	(2,007)
Interest and other income	827	996	1,119	(652)	2,290
Total other income (expense)	128	(211)	301	65	283
(Loss) income before income taxes	(1,515)	(7,041)	5,300	649	(2,607)
Income tax (benefit) provision	—	(2,716)	1,624	—	(1,092)
NET (LOSS) INCOME	$(1,515)	$(4,325)	$3,676	$649	$(1,515)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$199,848	$52,070	$(809)	$251,109
Net sales of nickel-based material and other services	—	45,303	—	—	45,303
EAF dust service fees	—	33,659	—	(846)	32,813
Net sales	—	278,810	52,070	(1,655)	329,225
Cost of sales of zinc material and other goods	—	222,085	46,854	(809)	268,130
Cost of sales of nickel-based material and other services	—	28,845	—	(846)	27,999
Cost of EAF dust services	—	24,937	—	—	24,937
Cost of sales (excluding depreciation and amortization)	—	275,867	46,854	(1,655)	321,066
Depreciation and amortization	—	16,723	1,434	—	18,157
Selling, general and administrative expenses	984	13,763	1,646	—	16,393
Total costs and expenses	984	306,353	49,934	(1,655)	355,616
(Loss) income from operations	(984)	(27,543)	2,136	—	(26,391)
Equity (loss) in income of subsidiaries, net of taxes	(15,818)	—	—	15,818	—
Other income (expense)
Interest expense	(3,431)	(1,626)	(794)	715	(5,136)
Interest and other income	963	131	708	(651)	1,151
Total other income (expense)	(2,468)	(1,495)	(86)	64	(3,985)
(Loss) income before income taxes	(19,270)	(29,038)	2,050	15,882	(30,376)
Income tax (benefit) provision	—	(11,927)	821	—	(11,106)
NET (LOSS) INCOME	$(19,270)	$(17,111)	$1,229	$15,882	$(19,270)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(3,515)	$(4,770)	$1,312	$3,458	$(3,515)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—
Comprehensive (loss) income	$(3,515)	$(4,770)	$1,312	$3,458	$(3,515)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(9,129)	$(7,144)	$527	$6,617	$(9,129)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	376	—	376
Net pension liability adjustment	—	—	16	—	16
Comprehensive (loss) income	$(9,129)	$(7,144)	$919	$6,617	$(8,737)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(1,515)	$(4,325)	$3,676	$649	$(1,515)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	—	—	—
Net pension liability adjustment	—	—	—	—	—
Comprehensive (loss) income	$(1,515)	$(4,325)	$3,676	$649	$(1,515)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(19,270)	$(17,111)	$1,229	$15,882	$(19,270)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	302	—	302
Net pension liability adjustment	—	—	44	—	44
Comprehensive (loss) income	$(19,270)	$(17,111)	$1,575	$15,882	$(18,924)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(1,515)	$(4,325)	$3,676	$649	$(1,515)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	19,847	1,727	—	21,574
Gain on insurance recovery related to fixed assets	—	(1,791)	—	—	(1,791)
Deferred income tax provision	—	(1,423)	(28)	—	(1,451)
Accretion on debt	2,792	—	—	—	2,792
Accretion on ESOI liabilities	—	333	—	—	333
Amortization of deferred finance costs	1,577	181	86	(64)	1,780
Losses on write down or disposal of assets	—	131	—	—	131
Losses on derivative financial instruments	—	964	22	—	986
Lower of cost or market adjustment to inventories	—	2,893	—	—	2,893
Non-cash compensation expense	285	2,502	—	—	2,787
Capitalization of interest	(21,011)	(522)	—	—	(21,533)
Equity (loss) in income of subsidiaries, net of taxes	584	—	—	(584)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(4,149)	(2,462)	(80)	(6,691)
(Increase) in inventories	—	(3,371)	(1,381)	—	(4,752)
Decrease (increase) in prepaid expenses and other current assets	27	4,424	(16)	(2,195)	2,240
Decrease (increase) in deposits and other	217	(96)	—	(218)	(97)
(Decrease) increase in accounts payable	(93)	16,466	2,495	80	18,948
Increase (decrease) in accrued expenses	4,282	(2,393)	1,101	2,412	5,402
Increase in long-term liabilities	—	1,422	32	—	1,454
Net cash (used in) provided by operating activities	(12,855)	31,093	5,252	—	23,490
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(226,955)	(7,275)	—	(234,230)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advance (to) from subsidiaries	(172,528)	172,922	(394)	—	—
Net cash used in investing activities.	(172,528)	(52,242)	(7,669)	—	(232,439)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	45,000	23,500	—	68,500
Repayments on the Credit Facilities	—	—	(13,500)	—	(13,500)
Debt issuance costs	(358)	(141)	(25)	—	(524)
Borrowings on Credit Agreement	—	10,603	—	—	10,603
Repayments on the Credit Agreement	—	(1,185)	—	—	(1,185)
Tax effect of share based compensation award exercise and vesting	185	—	—	—	185
Restricted stock withheld for taxes	(411)	—	—	—	(411)
Net cash provided by financing activities	20,716	54,277	9,861	—	84,854
Net (decrease) increase in cash and cash equivalents	(164,667)	33,128	7,444	—	(124,095)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119
Cash and cash equivalents at end of period	$58,848	$49,105	$12,071	$—	$120,024

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2012

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(19,270)	$(17,111)	$1,229	$15,882	$(19,270)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	16,723	1,434	—	18,157
Deferred income tax provision	—	(269)	79	(991)	(1,181)
Accretion on debt	2,367	—	—	—	2,367
Accretion on ESOI liabilities	—	658	—	—	658
Amortization of deferred finance costs	599	65	64	(64)	664
Losses on write down or disposal of assets	—	9,339	—	—	9,339
Losses (gains) on derivative financial instruments	—	26,753	(241)	—	26,512
Lower of cost or market adjustment to inventories	—	1,421	—	—	1,421
Non-cash compensation expense	273	1,835	—	—	2,108
Capitalization of interest	(5,757)	—	—	—	(5,757)
Equity (loss) in income of subsidiaries, net of taxes	15,818	—	—	(15,818)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	1,109	(3,226)	(148)	(2,265)
Decrease (increase) in inventories	—	(6,806)	650	—	(6,156)
(Increase) decrease in prepaid expenses and other current assets	(17)	7,345	(59)	(13,974)	(6,705)
Decrease (increase) in deposits and other	217	(17)	—	(218)	(18)
(Decrease) increase in accounts payable	(97)	17,428	1,883	148	19,362
Increase (decrease) in accrued expenses	2,861	(18,167)	(450)	15,183	(573)
(Decrease) increase in long-term liabilities	—	(502)	59	—	(443)
Net cash (used in) provided by operating activities	(3,006)	39,804	1,422	—	38,220
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(105,249)	(1,726)	—	(106,975)
Decrease in restricted cash	—	2,500	—	—	2,500
Investment in and advance (to) from subsidiaries	(53,201)	53,201	—	—	—
Net cash used in investing activities.	(53,201)	(49,548)	(1,726)	—	(104,475)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	171,829	—	—	—	171,829
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Debt Issuance Costs	(7,377)	(70)	—	—	(7,447)
Proceeds from the exercise of options	138	—	—	—	138
Tax effect of share based compensation award exercise and vesting	578	—	—	—	578
Net cash provided by (used in) financing activities	165,168	(70)	(113)	—	164,985
Foreign currency impact on cash balance	—	—	301	—	301
Net increase (decrease) in cash and cash equivalents	108,961	(9,814)	(116)	—	99,031
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500
Cash and cash equivalents at end of period	$275,384	$6,712	$5,435	$—	$287,531

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE V—SUBSEQUENT EVENT

On September 27, 2013, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 3, 2013. On October 30, 2013, the Company completed an underwritten public offering, under the shelf registration statement, of 6,325 shares of its common stock, including 825 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. At the public offering price of $12.00 per share, the aggregate price of shares of common stock sold by the Company was $75,900. The net proceeds realized by the Company from the offering, after accounting for $3,416 in underwriting discounts and commissions and $362 in estimated expenses relating to the offering, were $72,122. The net proceeds are available for general corporate purposes, including capital expenditures, acquisitions and working capital.
On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that Horsehead Corporations’ manufacturing operations at the majority of the plant located at 300 Frankfort Road, Monaca, PA, 15061 are expected to be permanently closed and shut down on or about December 31, 2013. Horsehead expects to permanently terminate the employment of approximately five hundred ten employees, whose last day of work is expected to be on or about December 31, 2013 (or on a date within the thirteen day period immediately after December 31, 2013). This notice is expected to lead to severance and other charges of approximately $8 million in the fourth quarter of 2013.

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
Overview
Our Business
We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace (“EAF”) dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest producer of zinc in the United States and the largest producer of zinc oxide in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel product and services.
While we vary our raw material inputs, or feedstocks, based on cost and availability, we generally produce our zinc products at our Monaca, Pennsylvania facility, and our nickel-based products, at our INMETCO facility, using nearly 100% recycled materials, including, in the case of our zinc products, zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We also produce zinc products at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania. Our new zinc facility currently under construction in Mooresboro, North Carolina could potentially enable us to recover other marketable materials from EAF dust.
Strategic Investments and Acquisitions
In September of 2011, we announced plans to construct a new zinc facility to be located in Mooresboro, North Carolina, which we anticipate will be capable of production in excess of 155,000 tons of zinc metal per year once fully operational, including Special High Grade (“SHG”) zinc and Continuous Galvanizing Grade zinc, in addition to the PW zinc that we currently produce and will also enable us to potentially recover other marketable metals from Waelz oxide (“WOX”) produced from EAF dust recycling. The facility is designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the Prime Western ("PW") grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility will replace our older smelter technology and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.
The new facility will significantly reduce our manufacturing conversion costs due to the lower energy cost, higher labor productivity and reduced operating maintenance costs, and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX before it is fed to the smelter. We currently anticipate that the new zinc facility will commence initial operations near the end of 2013. The construction is nearly complete, with over 95% of the investment in the project already committed. We announced in late September 2013, that project construction costs are now estimated to be $490 million. Given the extent of the completion of the facility, we do not expect any further significant investment beyond this figure. We are in the final stages of installation of equipment, piping and electrical components for the zinc plant and have begun initial commissioning steps for the facility. We expect to start up the co-product recovery circuit near the end of the second quarter of 2014. Over 80% of the workforce has been hired and is in various stages of training. We believe that we have adequate liquidity to complete the project through the startup of the facility and to support normal operations.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened our geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced that we decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. We expect that the expansion project, which will increase the total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year, will be completed by the end of 2013 and prior to the closure of the Monaca smelter. In addition, through Zochem, we plan to open a zinc oxide distribution and service center in 2014 to serve the growing market in the Southeastern region of the U.S. We expect that this distribution and service center will increase our warehousing and distribution network in the U.S. providing additional value to our long-standing relationships with our strategic zinc oxide customers.
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
On November 16, 2012, we acquired the single membership interest in Mitsui Zinc Powders LLC, ("MZP") a leading manufacturer of zinc powders for the alkaline battery business and subsequently renamed it Horsehead Zinc Powders ("HZP"). We had been a long-term supplier of Special Special High Grade zinc metal (“SSHG”) to MZP which is co-located at the site of our Monaca zinc smelter. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market. We are considering opportunities to relocate this operation to our new zinc facility if Shell exercises its option to purchase the Monaca facility.
Economic Conditions and Outlook
During the third quarter of 2013, demand for our zinc products remained solid and we continued to reduce shipments of zinc products compared with the fourth quarter of 2012 in order to realize higher sales premiums and to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. At the end of the third quarter, we began to ship some of this inventory build. During the third quarter, the Monaca facility operated at a five furnace level due to the temporary shutdown of two furnaces. As a result, production costs per ton was negatively impacted by the additional rebuild costs and lower production volumes. The facility returned to a six furnace operation in early October and we hope to maintain reasonable productivity levels through the fourth quarter until the smelter closes. In anticipation of the closure we have significantly curtailed the purchase of secondary feed materials for the smelter as we begin consuming the inventory of zinc bearing materials at the Monaca plant. We have been experiencing an increase in employee turnover as some employees have decide to take jobs elsewhere in anticipation of the closure of the facility and on October 31, 2013, we issued a Worker Adjustment and Retraining Notification Act of 1988 ("W.A.R.N") notice to affected employees at the Monaca facility, which is required to be issued at least sixty days prior to closure of the facility. Both of these factors could have an impact on smelter production rates during the final months of operation.
Oxide shipments at Zochem were 26.8% higher than the fourth quarter of 2012, reflecting the continuing shift of our oxide business during 2013, to the Zochem location. Consequently, oxide shipments from Monaca were lower compared with the fourth quarter of 2012. The expansion projects underway in Brampton are still on schedule to be completed by the end of this year to coincide with the closure of the Monaca zinc oxide refinery. We continued to realize higher premiums on contract business, as compared to the prior year, as a result of the price increases announced late last year. we announced another price increase in July 2013. To serve Zochem's growing market in the Southeastern region of the United States, we announced in October plans to open a zinc oxide distribution and service center in 2014 to provide additional value to our long-standing customers.
EAF dust receipts for the third quarter of 2013 were 1.3% higher than the second quarter of 2013 while steel capacity utilization remained approximately the same during the third quarter as compared to the second quarter of 2013. We processed a quantity of dust 3.0% higher than our receipts as we made a decision to reduce secondary purchases of metal for the smelter.
During the first nine months of 2013, HZP, which we acquired on November 16, 2012, added incremental margin to the SSHG metal which we previously sold to its predecessor MZP.

INMETCO’s results for the quarter decreased compared to the prior quarter primarily as a result of a reduction in the price of nickel and decreased production and shipments resulting from a transformer failure in the submerged arc furnace in July that resulted in an unplanned seven day outage. Tolling receipts increased by 23.8% compared with the prior quarter as a result of new contracts that we entered into at the end of 2012 that have increased tolling receipts every quarter in 2013. INMETCO took its annual maintenance outage in October 2013 and the melting unit was out-of-service for fifteen days. We are in the planning stages for an additional 20-25% capacity increase at INMETCO in anticipation of increased growth in industrial waste generation by stainless steel producers over the next two years. We are considering an investment to increase the size of the transformer to deliver more power to the melting unit along with other options. In October, the labor union contract, which was set to expire on October 31, 2013, was extended until November 30, 2013.
LME zinc prices were higher by 1.0% and LME nickel prices were lower by 7.0% than the second quarter of 2013.

Factors Affecting Our Operating Results
Market Price for Zinc and Nickel. We generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results however, depend heavily on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first nine months of 2013, comprised approximately 85% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 and then stabilized during 2012 and through the nine months ended September 30, 2013.
Average monthly, daily and yearly LME zinc prices for the years 2005 through 2012 and the nine months ended September 30, 2013 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	Nine Months Ended September 30, 2013
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87
At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, we purchased the zinc put options, for the second half of 2013, at a cost of approximately $4.9 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility.
During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. We continue to have put options in place with a strike price of $0.85 per pound covering approximately 3,850 tons per month of zinc production through March 2014. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility
The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for five of the nine months in the period ended September 30, 2013 was lower than the strike price for the contracts and we received a total of $0.5 million and $1.3 million during the three and nine months ended September 30, 2013, respectively. The average LME monthly zinc price for three months during the nine months ended September 30, 2012 was lower than the strike price for the contract and we received a total of $0.7 million and $0.8 million during the three and nine months ended September 30, 2012, respectively.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2012 and the nine months ended September 30, 2013 were as follows:

LME Nickel Prices	2010	2011	2012	Nine Months Ended September 30, 2013
Daily High	$11.81	$13.17	$9.90	$8.44
Daily Low	$8.36	$7.68	$6.89	$5.97
Average	$9.89	$10.36	$7.97	$6.97
Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide, zinc- and copper-based powders and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first nine months of 2013, we elected to reduce shipments of zinc products in order to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. As a result, we realized significantly higher product premiums. At the end of September, we began to ship some of the inventory that we had been building during 2013.
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid-70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During the first nine months of 2013, weekly steel industry capacity increased back to the mid to high 70% range.
The table below illustrates historical production and sales volumes and revenues for zinc products, EAF dust and nickel-based products:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Nine months ended September 30,		Year Ended December 31,		Nine months ended September 30,		Year Ended December 31,
	2013	2012	2012	2011	2013	2012	2012	2011
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	129	143	189	152	$1,990	$1,875	$1,875	$2,024
EAF Dust	465	476	618	528	$72	$69	$69	$69
Nickel-based products	21	22	28	28	$1,583	$1,737	$1,717	$1,930

(1)	Includes Zochem since November 1, 2011 and HZP since November 16, 2012
Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first nine months of 2013, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 16% of our production costs compared to 19% for the first nine months of 2012. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. For the nine months ended September 30, 2013, the conversion related costs were 49% and EAF based feedstock represented 35% of our production costs at our Monaca facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 88% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 12% of our production costs for the nine months ended September 30, 2013 at our Zochem facility.
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
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. The Company recorded LCM adjustments of $2.9 million during the nine months ended September 30, 2013. LCM adjustments of $1.4 million were recorded during the nine months ended September 30, 2012. Total LCM adjustments were $1.4 million for the year ended December 31, 2012. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through costs of sales during the same month it is purchased.

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
Fire at our INMETCO facility on October 28, 2012
On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, it experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The damages from the fire exceeded our insurance deductible of $0.5 million. Through June 30, 2013, we incurred clean up, repair and other costs associated with the fire of $4.6 million and a claim was submitted for property damage insurance recovery. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were substantially complete by the end of the first quarter of 2013. We recorded $1.5 million in insurance recoveries at December 31, 2012 relating to property damage. The amount recorded represented a partial settlement of the entire claim. The partial settlement of $1.5 million was received during the first quarter of 2013. The Company reached a final settlement in the amount of $4.0 million during the second quarter of 2013 and recorded a receivable of $2.5 million on the Company’s Consolidated Balance Sheet at June 30, 2013. The final settlement of $2.5 million was received during the third quarter of 2013. See Note T – Insurance Recoveries in our Consolidated Financial Statements.
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
Summary of Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2012 included in our Annual Report on Form 10-K which was filed with the SEC on March 18, 2013, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2013 and for the three and nine months ended September 30, 2013 and 2012. Certain of these accounting policies are described below.
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

Fair Value
Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The three levels are described as follows:

•
Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments (see Note C – Cash and Cash Equivalents in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 1 of the fair value hierarchy (see Note I - Long Term Debt in our Consolidated Financial Statements). The pension assets are carried at fair value and are considered to be in Level 1 of the fair value hierarchy (see Note L – Employee Benefit Plans in our Consolidated Financial Statements).

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
We have no goodwill.
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	93.8	100.0	89.5	97.5
Depreciation and amortization	6.5	6.1	6.4	5.5
Selling, general and administrative expenses	4.9	5.1	5.0	5.0
Loss from operations	(5.2)	(11.2)	(0.9)	(8.0)
Interest expense	0.4	3.0	0.6	1.6
Interest and other income	0.4	0.3	0.7	0.3
Loss before income taxes	(5.2)	(13.9)	(0.8)	(9.3)
Income tax benefit	(2.0)	(4.8)	(0.3)	(3.4)
Net loss	(3.2)%	(9.1)%	(0.5)%	(5.9)%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2012	2013	2014	Swaps	Total
Fair value December 31, 2011	$17,723	$13,703	$—	$(970)	$30,456
Purchases	—	—	—	—	—
Write-off of expired positions	(2,620)	—	—	287	(2,333)
Mark to market adjustments on open positions	(9,160)	(5,306)	—	1,640	(12,826)
Fair value March 31, 2012	5,943	8,397	—	957	15,297
Purchases	—	—	—	—	—
Write-off of expired positions	(743)	—	—	(254)	(997)
Mark to market adjustments on open positions	(807)	(293)	—	(441)	(1,541)
Fair value June 30, 2012	4,393	8,104	—	262	12,759
Purchases	—	1,608	—	—	1,608
Write-off of expired positions	(1,464)	—	—	(154)	(1,618)
Mark to market adjustments on open positions	(2,622)	(5,198)	—	624	(7,196)
Fair value September 30, 2012	307	4,514	—	732	5,553
Purchases	—	3,337	—	—	3,337
Write-off of expired positions	(307)	—	—	(562)	(869)
Mark to market adjustments on open positions	—	(3,449)	—	188	(3,261)
Fair value December 31, 2012	—	4,402	—	358	4,760
Purchases	—	—	774	—	774
Write-off of expired positions	—	(172)	—	(177)	(349)
Mark to market adjustments on open positions	—	901	535	(39)	1,397
Fair value March 31, 2013	—	5,131	1,309	142	6,582
Purchases	—	—	—	—	—
Write-off of expired positions	—	(1,035)	—	27	(1,008)
Mark to market adjustments on open positions	—	(294)	(29)	481	158
Fair value June 30, 2013	—	3,802	1,280	650	5,732
Purchases/Sales	—	(540)	(155)	—	(695)
Write-off of expired/sold positions	—	(2,304)	(5)	(274)	(2,583)
Mark to market adjustments on open positions	—	(625)	(504)	2,014	885
Fair value September 30, 2013	$—	$333	$616	$2,390	$3,339
A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the quarter and year to date are listed in the table below:

	2011	2012				2013
Average LME zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30
Quarter	$0.86	$0.92	$0.87	$0.86	$0.88	$0.92	$0.83	$0.84
Year-to-date	$0.99	$0.92	$0.90	$0.88	$0.88	$0.92	$0.88	$0.87

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012
Consolidated net sales. Consolidated net sales increased $9.2 million, or 9.2%, to $109.6 million for the three months ended September 30, 2013 compared to $100.4 million for the three months ended September 30, 2012. Net sales for the three months ended September 30, 2013 were reduced by $1.2 million from unrealized non-cash adjustments related to hedging activities. Net sales for the three months ended September 30, 2012, were reduced by $8.8 million from unrealized non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales increased $1.6 million, or 1.5%, to $110.8 million for the three months ended September 30, 2013 from $109.2 million for the three months ended September 30, 2012. The increase includes a $3.7 million increase in net sales for zinc products and services (“Zinc”) and a $2.1 million decrease in nickel products and services (“Nickel”).

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $2.3 million, or 2.2%, to $102.8 million for the three months ended September 30, 2013 compared to $100.5 million for the three months ended September 30, 2012. Zinc cost of sales for the three months ended September 30, 2012 includes impairment charges of $6.1 million related to the Monaca, Pennsylvania facility. Excluding the impairment charge, cost of sales increased $8.4 million, or 8.9%, from $102.8 million for the three months ended September 30, 2013 compared to $94.4 million for the three months ended September 30, 2012. The increase includes a $8.9 million increase in Zinc cost of sales and a $0.5 million decrease in Nickel cost of sales.
Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $1.1 million, or 18.2%, to $7.1 million for the three months ended September 30, 2013 compared to $6.0 million for the three months ended September 30, 2012. The increase reflects an increase of excess depreciation expense of $0.3 million, related to the eventual closing of the Monaca, Pennsylvania facility, depreciation and amortization related to HZP of $0.4 million and depreciation on property, plant and equipment additions since September 30, 2012.
Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.2 million, or 4.4%, to $5.3 million for the three months ended September 30, 2013 compared to $5.1 million for the three months ended September 30, 2012. The increase is primarily due to an increase in non cash compensation.
Consolidated other income (expense). Net consolidated other income (expense) was $(0.1) million for the three months ended September 30, 2013 compared to $(2.7) million for the three months ended September 30, 2012. Total actual interest expense for the three months ended September 30, 2013 increased by $2.2 million over the three months ended September 30, 2012, due primarily to interest associated with the Senior Secured Notes issued on July 26, 2012, additional Senior Secured Notes issued on June 3, 2013 and increased borrowings on the Credit Agreement. This additional interest expense, however, was offset by capitalized interest of $7.7 million during the third quarter of September 30, 2013, related to construction of the new zinc facility.
Consolidated income tax benefit. Our consolidated income tax benefit was $(2.2) million for the three months ended September 30, 2013 compared to an income tax benefit of $(4.8) million for the three months ended September 30, 2012. Our effective tax rates were 38.3% for the three months ended September 30, 2013 and 34.7% for the three months ended September 30, 2012. The increase in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2013 and the related impact of permanent differences.
Consolidated net loss. Net loss for the three months ended September 30, 2013 was $(3.5) million compared to a net loss of $(9.1) million for the three months ended September 30, 2012. For the reasons stated above, our consolidated net loss was $(2.8) million for the three months ended September 30, 2013, excluding a $0.7 million net charge relating to unrealized unfavorable non-cash adjustments related to our hedging activities. Our consolidated net income for the three months ended September 30, 2012 was $0.6 million after excluding $5.7 million of unrealized unfavorable non-cash adjustments related to our hedging activities and $4.0 million relating to an impairment charge.
Business Segments
Zinc Products and Services (“Zinc”)
Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $3.7 million, or 3.9%, to $98.0 million for the three months ended September 30, 2013 compared to $94.3 million for the three months ended September 30, 2012. The increase resulted from a $2.7 million increase in price realization and the inclusion of $4.7 million in sales from HZP, which was acquired on November 16, 2012, partially offset by a $3.2 million decrease in sales volume reflecting decreased shipments of zinc oxide. The increase in price realization was due to higher realized premiums per pound on zinc oxide tons sold for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The average LME zinc price, however, was 1.4% lower for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Miscellaneous and other sales were $0.5 million lower for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. Net sales during the three months ended September 30, 2013 were reduced by unrealized non-cash adjustments of $0.6 million relating to our hedging activities. The three months ended September 30, 2012 were reduced by unrealized non-cash adjustments of $8.6 million, relating to our hedging activities.

Zinc product shipments were 43,732 tons for the three months ended September 30, 2013, or 39,883 tons on a zinc contained basis, compared to 44,287 tons, or 39,655 tons on a zinc contained basis, for the three months ended September 30, 2012. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.06 per pound for the three months ended September 30, 2013 compared to $1.02 per pound for the three months ended September 30, 2012. The increase reflects higher realized premiums to the LME zinc price for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Net sales of zinc metal increased $2.7 million, or 6.9%, to $40.9 million for the three months ended September 30, 2013 compared to $38.3 million for the three months ended September 30, 2012. The increase was the result of a $3.0 million increase in volume partially offset by a $0.3 million decrease in price realization. The decrease in price realization was due to a 1.4% decrease in the average LME for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. This decrease was partially offset by an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended September 30, 2013 compared to the three months ended September 30, 2012. The increase in volume is related to shipments from the inventory that we have been building during 2013 to support customer demand during the transition of production facilities to North Carolina. In addition, metal sales to HZP, during the three months ended September 30, 2013, were recorded as intercompany sales and eliminated in consolidation.
Net sales of zinc oxide decreased $4.4 million, or 10.6%, to $37.4 million for the three months ended September 30, 2013, compared to $41.8 million for the three months ended September 30, 2012. The decrease was primarily due to a $7.1 million decrease in sales volume partially offset by an increase in price realization of $2.7 million. The increase in price realization was a result of zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium realization per pound to the LME zinc price. This increase in zinc oxide premium was partially offset by a 1.4% lower LME zinc price for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Net sales of zinc and copper-based powders increased $5.1 million to $8.2 million for the three months ended September 30, 2013 compared to $3.1 million for the three months ended September 30, 2012. The increase was due to an increase in volume of $5.3 million primarily due to the inclusion of HZP, acquired on November 16, 2012. The increase in volume was partially offset by a $0.2 million decrease in price realization in our copper-based powders.
Revenues from EAF dust recycling increased $0.9 million, or 8.1%, to $11.4 million for the three months ended September 30, 2013 from $10.5 million for the three months ended September 30, 2012. The increase was primarily due to an increases in price realization of $0.6 million and an increase in volume of $0.3 million. EAF dust receipts for the three months ended September 30, 2013 were 155,753 tons compared to 151,782 tons for the three months ended September 30, 2012. The increase reflects slightly higher steel production from our customer base.
Cost of sales (excluding depreciation and amortization). Cost of sales increased $8.9 million, or 10.4%, to $94.0 million for the three months ended September 30, 2013, compared to $85.1 million for the three months ended September 30, 2012, after excluding an impairment charge of $6.1 million included in the three months ended September 30, 2012.
For the three months ended September 30, 2013 and 2012, cost of sales was 95.9% and 90.2%, respectively, of net sales, after excluding from net sales the unfavorable non-cash adjustments relating to hedging of $0.6 million for the three months ended September 30, 2013 and the unfavorable non-cash adjustments related to hedging of $8.6 million for the three months ended September 30, 2012 and excluding the $6.1 million impairment charge related to the Monaca facility included in the three months ended September 30, 2012.
The cost of zinc material and other products sold, after excluding an impairment charge of $6.1 million for the three months ended September 30, 2012, increased $8.4 million, or 10.9%, to $85.4 million for the three months ended September 30, 2013 compared to $77.0 million for the three months ended September 30, 2012. The increase was a result of a $0.9 million increase in volume and a $7.5 million increase in the cost of zinc products produced. The cost of zinc material and other products sold includes production costs related to HZP which was acquired in November 2012. Recycling and other costs remained approximately the same for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The cost of zinc material includes LCM inventory adjustments of $1.3 million for the three months ended September 30, 2013 and LCM adjustments of $0.2 million for the three months ended September 30, 2012 due to the continued attrition of the LME zinc price. Conversion costs at the Monaca, Pennsylvania facility reflect a 15.0% decrease in production levels. Production decreased due to the temporary shutdown of two smelting furnaces which forced us to operate at a five furnace level for most of the quarter. Conversion costs decreased $1.5 million or 2.7% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012. Coke costs decreased $1.3 million and labor decreased $0.9 million as electricity increased $0.8 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the three months ended September 30, 2013 decreased 20.3% compared to the three months ended September 30, 2012.

The cost of EAF dust services increased $0.5 million, or 6.0%, to $8.6 million for the three months ended September 30, 2013 from $8.1 million for the three months ended September 30, 2012. The increased cost reflects an increase in transportation costs of $0.3 million and an increase in volume of $0.2 million. EAF dust receipts tons increased 2.6% for the three months ended September 30, 2013 compared to the three months ended September 30, 2012.
Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(7.6) million for the three months ended September 30, 2013 which includes $0.6 million in unfavorable unrealized non cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our loss before income taxes was $(7.0) million.
Nickel Products and Services (“Nickel”)
Net sales. Net sales decreased $2.4 million, or 16.6%, to $12.2 million for the three months ended September 30, 2013 compared to $14.6 million for the three months ended September 30, 2012. The decrease was mainly the result of a $1.9 million decrease due to lower shipment volume. The primary reasons for the lower shipment volume was downtime attributed to a transformer failure in the submerged arc furnace and lower metallic feed. Environmental service fee revenue decreased $0.2 million for the three months ended September 30. 2013 compared to the three months ended September 30, 2012. Net sales for the three months ended September 30, 2013 included a $0.5 million non-cash unfavorable adjustment related to nickel hedging activities while net sales for the three months ended September 30, 2012 included $0.2 million of non-cash unfavorable adjustments related to nickel hedging. The average LME nickel price was 14.7% lower for the second quarter of 2013 compared to the second quarter of 2012.
Cost of sales (excluding depreciation and amortization). Cost of sales decreased $0.5 million, or 5.8%, to $8.8 million for the three months ended September 30, 2013 compared to $9.3 million for the three months ended September 30, 2012. The decrease resulted from a $1.2 million reduction in costs due to lower shipping volume and a $0.7 million increase due to the cost per ton of product shipped. The increase in the cost per ton of product shipped was mostly due to higher insurance premiums, demurrage charges and maintenance costs partially offset by lower raw material costs.
Income before income taxes. For the reasons stated above, income before income taxes was $2.0 million for the three months ended September 30, 2013 compared to $3.5 million for the three months ended September 30, 2012.
Nine Months Ended September 30, 2013 Compared with Nine Months Ended September 30, 2012
Consolidated net sales. Consolidated net sales increased $9.1 million, or 2.8%, to $338.3 million for the nine months ended September 30, 2013 compared to $329.2 million for the nine months ended September 30, 2012. Net sales for the nine months ended September 30, 2013 were reduced by by $1.0 million from unrealized non-cash adjustments related to hedging activities. Net sales for the nine months ended September 30, 2012 were reduced by $26.5 million from unrealized non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales decreased $16.4 million, or 4.6%, to $339.3 million for the nine months ended September 30, 2013 from $355.7 million for the nine months ended September 30, 2012. The decrease includes a $12.1 million decrease in net sales for zinc products and services (“Zinc”) and a $4.3 million decrease in nickel products and services (“Nickel”).
Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales decreased $18.3 million, or 5.7%, to $302.7 million for the nine months ended September 30, 2013 compared to $321.1 million for the nine months ended September 30, 2012. Nickel cost of sales for the three months ended September 30, 2013 includes benefits from property damage insurance recoveries of $2.3 million, net of additional cost of repairs and clean up. Zinc cost of sales for the nine months ended September 30, 2012 includes an impairment charge of $9.3 million. Excluding the 2013 net insurance benefit and the 2012 impairment charge, cost of sales decreased $6.7 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The decrease includes a $6.2 million decrease in Zinc cost of sales and a $0.5 million decrease in Nickel cost of sales.
Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $3.4 million, or 18.8%, to $21.6 million for the nine months ended September 30, 2013 compared to $18.2 million for the nine months ended September 30, 2012. The increase reflects an increase of excess depreciation expense of $0.8 million, related to the eventual closing of the Monaca, Pennsylvania facility, depreciation and amortization related to HZP of $1.2 million and depreciation on property, plant and equipment additions since September 30, 2012.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.5 million, or 3.0%, to $16.9 million for the nine months ended September 30, 2013 compared to $16.4 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in non cash compensation.
Consolidated other income (expense). Net consolidated other income (expense) was $0.3 million for the nine months ended September 30, 2013 compared to $(4.0) million for the nine months ended September 30, 2012. Total actual interest expense for the nine months ended September 30, 2013, increased by $12.6 million over the nine months ended September 30, 2012, due primarily to interest associated with the Senior Secured Notes issued on July 26, 2012, Additional Notes issued on June 3, 2013 and increased borrowings on the Credit Agreement. This additional interest expense, however, was offset by capitalized interest of $21.5 million during the nine months ended September 30, 2013, related to construction of the new zinc facility. During the nine months ended September 30, 2013, Shell extended its option on our Monaca facility to January 2014 and, pursuant to the contract, we recorded income of $1.0 million.
Consolidated income tax benefit. Our consolidated income tax benefit was $(1.1) million for the nine months ended September 30, 2013 compared to an income tax benefit of $(11.1) million for the nine months ended September 30, 2012. Our effective tax rates were 41.9% for the nine months ended September 30, 2013 and 36.6% for the nine months ended September 30, 2012. The increase in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2013 and the related impact of permanent differences.
Consolidated net income (loss). Net loss for the nine months ended September 30, 2013 was $(1.5) million compared to a net loss of $(19.3) million for the nine months ended September 30, 2012. Excluding a net insurance benefit of $1.4 million and a $0.6 million net charge relating to unrealized unfavorable non-cash adjustments related to our hedging activities, our net loss for the nine months ended September 30, 2013, was $(2.3) million. Our consolidated net income for the nine months ended September 30, 2012 was $3.5 million, excluding $16.9 million in net loss for unrealized unfavorable non-cash adjustments related to our hedging activities and an impairment charge of $5.9 million.
Business Segments
Zinc Products and Services (“Zinc”)
Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $12.1 million, or 3.9%, to $298.4 million for the nine months ended September 30, 2013 compared to $310.6 million for the nine months ended September 30, 2012. The decrease was a result of a $36.4 million decrease in sales volume primarily reflecting decreased shipments of both zinc metal and zinc oxide partially offset by a $8.6 million increase in price realization compared to the nine months ended September 30, 2012. The increase in price realization was the result of higher realized premiums per pound on zinc oxide tons sold for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The average LME zinc price, however, was 1.9% lower for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. Net sales for the nine months ended September 30, 2013 includes sales from HZP, acquired on November 16, 2012, of $16.4 million. Miscellaneous and other sales decreased $0.6 million for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. Net sales during the nine months ended September 30, 2013 were reduced by unrealized non-cash adjustments of $1.3 million relating to our hedging activities. The nine months ended September 30, 2012 were reduced by unrealized non-cash adjustments of $26.6 million, relating to our hedging activities.
Zinc product shipments were 129,382 tons for the nine months ended September 30, 2013, or 116,728 tons on a zinc contained basis, compared to 142,732 tons, or 128,014 tons on a zinc contained basis, for the nine months ended September 30, 2012. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.10 per pound for the nine months ended September 30, 2013 compared to $1.05 per pound for the nine months ended September 30, 2012. The increase reflects higher realized premiums to the LME zinc price when compared to the nine months ended September 30, 2012.

Net sales of zinc metal decreased $17.6 million, or 13.8%, to $110.5 million for the nine months ended September 30, 2013 compared to $128.2 million for the nine months ended September 30, 2012. The decrease was attributable to a decline in volumes partially related to our efforts to increase product premiums while building inventory to support customer demand during the transition of production facilities to North Carolina. At the end of the third quarter we began to ship some of this inventory build. In addition, metal sales to HZP were treated as intercompany sales during the nine months ended September 30, 2013 and eliminated in consolidation.
Net sales of zinc oxide decreased $10.1 million, or 7.3%, to $127.0 million for the nine months ended September 30, 2013, compared to $137.1 million for the nine months ended September 30, 2012. The decrease was primarily due to a $19.2 million decline in sales volume partially offset by an increase in price realization of $9.1 million. The increase in price realization resulted from zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium to the average LME zinc price. This increase in zinc oxide premium was partially offset by a 1.9% lower LME zinc price for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.
Net sales of zinc and copper-based powders increased $15.7 million to $25.9 million for the nine months ended September 30, 2013 compared to $10.3 million for the nine months ended September 30, 2012. The increase resulted from an increase in volume of $16.7 million primarily due to the inclusion of HZP, which was acquired on November 16, 2012. The increase in volume was partially offset by a $1.0 million decrease in price realization primarily related to our copper-based powders.
Revenues from EAF dust recycling increased $0.6 million, or 1.7%, to $33.4 million for the nine months ended September 30, 2013 from $32.8 million for the nine months ended September 30, 2012. The increase was primarily due to an increase in price realization of $1.3 million partially offset by an decrease of $0.7 million in volume. EAF dust receipts for the nine months ended September 30, 2013 were 464,832 tons compared to 475,629 tons for the nine months ended September 30, 2012.
Cost of sales (excluding depreciation and amortization). After excluding impairment charges of $9.3 million related to the Monaca, Pennsylvania facility recorded during the nine months ended September 30, 2012, cost of sales decreased $6.2 million to $277.5 million for the nine months ended September 30, 2013, compared to $283.7 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013 and 2012, cost of sales was 93.0% and 91.4%, respectively, of net sales, after excluding from net sales the unfavorable non-cash adjustments relating to hedging of $1.3 million for the nine months ended September 30, 2013 and the unfavorable non-cash adjustments related to hedging of $26.6 million for the nine months ended September 30, 2012 and the impairment charge of $9.3 million included in cost of sales for the nine months ended September 30, 2012.
After excluding an impairment charge of $9.3 million related to the Monaca, Pennsylvania facility included in cost of sales for the nine months ended September 30, 2012, the cost of zinc material and other products sold decreased $8.4 million, or 3.2%, to $250.4 million for the nine months ended September 30, 2013 compared to $258.8 million for the nine months ended September 30, 2012. The decrease was a result of a $18.4 million decrease in volume partially offset by a $10.4 million increase in the cost of zinc products produced from our Monaca facility. The cost of zinc material and other products sold includes production costs related to HZP which was acquired in November 2012. Miscellaneous and other costs decreased $0.4 million for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012. The cost of zinc material includes LCM inventory adjustments of $2.9 million and $1.4 million for the nine months ended September 30, 2013 and 2012, respectively, primarily due to the continued attrition of the LME zinc price. Conversion costs at the Monaca, Pennsylvania facility reflect an 13.0% decrease in production levels. Production decreased as a result of an unplanned shutdown and rebuild of two metal columns and one oxide refining column during April 2013 which reduced downstream capacity to process metal from the smelter and also due to the impending closure of the Monaca facility which has increased employee turnover at that facility. Additionally, during the third quarter, we were forced to operate at a five furnace level for most of the quarter due to the temporary shutdown of two smelting furnaces. As a result of this decrease in production, conversion costs decreased $4.0 million. Coke costs decreased $3.2 million and labor decreased $2.2 million. These decreases were partially offset by an increase in utilities of $1.1 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the nine months ended September 30, 2013 decreased 9.7% compared to the nine months ended September 30, 2012.
The cost of EAF dust services increased $2.2 million, or 8.7%, to $27.1 million for the nine months ended September 30, 2013 from $24.9 million for the nine months ended September 30, 2012. The increase was the result of higher transportation costs of $2.8 million partially offset by a decrease of $0.6 million in volume. EAF dust receipts tons decreased 2.3% for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $12.7 million for the nine months ended September 30, 2013, and includes $1.3 million in unfavorable unrealized non cash adjustments from our hedging activities.
Nickel Products and Services (“Nickel”)
Net sales. Net sales decreased $4.2 million, or 9.2%, to $41.1 million for the nine months ended September 30, 2013 compared to $45.3 million for the nine months ended September 30, 2012. The decrease was mainly the result of a $2.4 million reduction due to lower shipment volume primarily related to lower metallic feed. In addition, there was a $1.2 million decrease from lower price realization due to lower LME nickel prices for the first nine months of 2013 compared with the first nine months of 2012. Environmental service revenue decreased $0.8 million for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012. Net sales for the nine months ended September 30, 2013 included $0.3 million favorable non-cash adjustments related to nickel hedging activities while net sales for the nine months ended September 30, 2012 included favorable $0.1 million non-cash adjustments related to nickel hedging activities. The average LME nickel price was 13.2% lower for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Cost of sales (excluding depreciation and amortization). Cost of sales, excluding a net insurance benefit of $2.3 million, decreased $0.5 million, or 1.6%, to $27.5 million for the nine months ended September 30, 2013 compared to $28.0 million for the nine months ended September 30, 2012. The decrease was mainly the result of a $1.4 million decrease due to lower shipping volume and a $0.9 million increase due to higher costs per ton of product shipped. The costs per ton of product shipped increase was mostly due to higher insurance premiums, demurrage charges and maintenance costs partially offset by lower raw material costs.
Income before income taxes. For the reasons stated above, income before income taxes, excluding a $2.3 million benefit related to insurance recoveries, was $8.7 million for the nine months ended September 30, 2013 compared to $11.9 million for the nine months ended September 30, 2012.
Liquidity and Capital Resources
On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017 (the “Senior Secured Notes”), at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. The Senior Secured Notes pay interest semiannually on December 1st and June 1st at a rate of 10.50% per annum. The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by our existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the Amended Revolving Credit Facility (the “ABL Facility”). The ABL Facility is fully and unconditionally guaranteed, jointly and severally, on a senior secured basis by Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries. We had $30.0 million in outstanding borrowings on the ABL Facility as of September 30, 2013.
On August 28, 2012, we announced that we entered into a Credit Agreement (the “Credit Agreement”) with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. We closed on this facility on November 14, 2012. As of September 30, 2013, we had $19.3 million in outstanding borrowings on this facility.
On December 21, 2012, Zochem entered into a $15.0 million revolving credit facility (the “Zochem Facility”). We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion currently under construction in Brampton, Ontario. We had $10.0 million in outstanding borrowings on this facility as of September 30, 2013.
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
On June 24, 2013, INMETCO entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”). We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes. We had $15.0 million in outstanding borrowings on this facility as of September 30, 2013.
On October 30, 2013, we completed an underwritten public offering of 6.3 million shares of common stock, including 0.8 million shares sold pursuant to the underwriters' exercise of their option to purchase additional shares, at a price to the public of $12.00 per share. We received approximately $72.1 million in net proceeds from the offering, after deducting underwriting discounts and commissions and estimated offering expenses.
Regarding the new zinc facility, the construction is nearly complete, with over 95% of the investment in the project already committed. We are in the final stages of installation of equipment, piping and electrical components for the zinc plant and have begun initial commissioning steps for the facility. We currently anticipate that the new zinc facility will commence initial operations near the end of this year. We expect to start up the co-product recovery circuit near the end of the second quarter of 2014.
We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance of approximately $120.0 million at September 30, 2013, which includes the remaining proceeds from the issuance of the Additional Notes and drawdowns on our credit facilities, along with the $72.1 million in net proceeds from our public offering completed on October 30, 2013 and our availability as of October 30, 2013 of $3.2 million under our three revolving credit facilities and $6.0 million of availability under our credit agreement, in addition to our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the construction of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.
Cash and Cash Equivalents
Our balance of cash and cash equivalents at September 30, 2013 was $120.0 million, a decrease of $124.1 million from the December 31, 2012 balance of $244.1 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations provided a net $23.5 million in cash for the nine months ended September 30, 2013, reflecting lower sales during that period. During the first quarter of 2013, we began to build inventory at our Monaca location in order to be able to service customers during the start-up of the new zinc facility in the second half of 2013. At the end of the third quarter, we began to sell this inventory build. This remaining build of inventory at September 30, 2013, used $4.8 million of cash during the first nine months of 2013. During the first quarter of 2013, we received a $3.2 million federal income tax refund. During the nine months ended September 30, 2013, we received $4.0 million in insurance proceeds from the INMETCO fire in October 2012.
Our investment in working capital was $121.7 million at September 30, 2013 and $265.6 million at December 31, 2012. The decrease in working capital was primarily due to an increase in accounts payable and a decrease in cash during the nine months ended September 30, 2013 primarily related to capital expenditures for the new zinc facility.
Cash Flows from Investing Activities
Capital expenditures were $234.2 million for the nine months ended September 30, 2013, of which $215.3 million related to the construction of the new zinc facility.
Cash Flows from Financing Activities
Cash provided by financing activities totaled $84.9 million and primarily related to proceeds of $21.3 million related the issuance of the Additional Notes on June 3, 2013 and borrowings of $10.6 million on the Credit Agreement offset by payments on the Credit Agreement of $1.2 million. During the nine months ended September 30, 2013, we borrowed $68.5 million on our credit facilities and repaid $13.5 million. We also recognized debt issuance costs of $0.5 million primarily related to the Additional Notes and INMETCO facility.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of September 30, 2013, we had letters of credit outstanding in the amount of $10.2 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011, our $25.8 million Credit Agreement entered into on November 14, 2012, our $15.0 million Zochem Facility entered into on December 21, 2012 and our $15.0 million INMETCO Facility entered into on June 24, 2013, all of which bear interest at variable rates. Assuming that the three credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.2 million.
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
During the first quarter of 2013, we purchased zinc put options with an $0.85 per pound strike price, for the first quarter of 2014, at a cost of $0.8 million. These put options cover approximately 13,200 tons of zinc production and were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start-up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. We continue to have put options in place with a strike price of $0.85 per pound covering approximately 3,850 tons per month of zinc production through March 2014. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility
The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for five of the nine months in the period ended September 30, 2013 was lower than the strike price for the contracts and we received a total of $0.5 million and $1.3 million during the three and nine months ended September 30, 2013, respectively. The average LME monthly zinc price for three months during the nine months ended September 30, 2012 was lower than the strike price for the contract and we received a total of $0.7 million and $0.8 million during the three and nine months ended September 30, 2012, respectively.
The put options and swaps are included in “Prepaid expenses and other current assets” and "Accrued expenses" in our consolidated financial statements.
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
Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the nine months ended September 30, 2013.
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
During the quarter ending September 30, 2013, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Amendment Number One to the Revolving Credit and Security Agreement, dated as of September 30, 2013, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, Canada Branch, as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8K filed on October 1, 2013)

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on November 5, 2013.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 5, 2013
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	November 5, 2013
Robert D. Scherich