Form 10-K
period 2013-12-31
Horsehead Holding Corp
filed 2014-03-13
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None.
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐ No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐ No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated Filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $427 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant's common stock have been treated as held by affiliates.
The number of shares of the registrant’s common stock outstanding as of March 11, 2014 was 50,619,165.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for its 2014 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than March 26, 2014 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by March 26, 2014, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part I, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; the state of the credit and financial markets; decreases in the prices of zinc and nickel-based products; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to complete the final phase of construction, commissioning and ramp up of our new zinc facility; our ability to realize the projected benefits from the new zinc facility once fully operational; our ability to service our debt; our ability to integrate acquired businesses; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; the effect of litigation related to worker safety or employment laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our substantial indebtedness and limitations in our debt documents.
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

ii

PART I

ITEM 1. BUSINESS

Horsehead Holding Corp. is the parent company of Horsehead Corporation, a leading U.S. producer of specialty zinc and zinc-based products and a leading recycler of electric arc furnace ("EAF") dust (“Horsehead”), The International Metals Reclamation Company, Inc., a leading recycler of nickel-bearing wastes and nickel-cadmium (“Ni-Cd”) batteries in North America (“INMETCO”) and Zochem Inc. (“Zochem”), a producer of zinc oxide in North America. Horsehead Corporation is the parent company of Horsehead Metal Products, Inc., currently in the final phase of construction of our new zinc facility in Mooresboro, North Carolina and Horsehead Zinc Powders, LLC (“HZP”), a leading manufacturer of zinc powders for the alkaline battery business. We currently have production and/or recycling operations at six facilities located in four states in the United States. Zochem operates from one facility located in Canada.

Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest producer of zinc oxide and Prime Western grade (“PW”) zinc metal, a grade of zinc containing a minimum of 98.5% zinc, in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries and other types of batteries in North America.

While we vary our raw material inputs, or feedstocks, based on cost and availability, our zinc products produced at our Monaca, Pennsylvania facility, products to be produced at our new zinc facility in Mooresboro, North Carolina and our nickel products produced at our INMETCO facility, use nearly 100% recycled materials, including, in the case of our zinc products, zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We produce zinc products at our Brampton, Ontario, Canada facility utilizing special high grade zinc metal as raw material feedstock. Our four EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We provide recycling services, some of which are on a tolling basis, from a single production facility in Ellwood City, Pennsylvania. Our new zinc facility located in Mooresboro, North Carolina could potentially enable us to recover other marketable materials from EAF dust.

During 2013, we sold approximately 338.8 million pounds of zinc products and 20.9 million pounds of nickel-based products, generally priced at amounts based on zinc and nickel prices on the London Metals Exchange (“LME”). For the year ended December 31, 2013, we generated sales and recorded a net loss of $441.9 million  and $14.0 million, respectively.

In 2009, we began discussions with Tecnicas Reunidas, S.A. the developer of the ZINCEX R solvent extraction process, to assess the feasibility of using ZINCEX TM solvent extraction technology to convert Waelz oxide (“WOX”) and other zinc-containing recycled materials into special high grade zinc and other zinc products. After completing our assessment, we undertook a site selection process during 2010 to identify and secure a strategically located property to construct a new zinc facility utilizing ZINCEX TM solvent extraction technology coupled with state-of-the-art electro-winning and casting capabilities. In September of 2011, we announced the new zinc facility would be located in Mooresboro, North Carolina, and anticipate it will be capable of production in excess of 155,000 tons of zinc metal per year once fully operational, including SHG zinc and Continuous Galvanizing Grade ("CGG") zinc, in addition to the Prime Western ("PW") zinc that we currently produce and will also enable us to potentially recover other marketable metals from WOX produced from EAF dust recycling. The facility is designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will enable us to convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility will replace our current zinc smelter in Monaca, Pennsylvania, which is over eighty years old and utilizes a higher-cost pyrometallurgical process.

The new facility will reduce our manufacturing conversion costs due to the lower energy cost, higher labor productivity, reduced operating maintenance costs and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX prior to its use.

We also believe that additional benefits not reflected in that estimate may be realized once the new facility is fully operational. These additional benefits include reduced maintenance capital spending, which has averaged $7.8 million at our Monaca, Pennsylvania facility for the past six years and reduced state income taxes as a result of credits that we believe we will qualify for. Under our hedging program, we have purchased put options at an average annual cost of $9.1 million for the last six years; however, as a low cost producer at our new zinc facility, we expect our hedging costs to be substantially lower, as our risk of negative cash flow at lower zinc prices will be substantially less.

We are approaching the point of mechanical completion of the equipment required to begin zinc production at the Mooresboro facility. Work continues on punch list items and ancillary facilities not needed to begin zinc production. The commissioning process is working toward completion in all of the critical areas. Throughout this process, no issues have been identified affecting our key assumptions regarding the technology, the value of the project, or our ramp-up expectations upon startup. We expect to complete final work in March 2014 which could allow zinc production to begin before the end of the first quarter of 2014. The lead-silver recovery circuit is still expected to start up late in the second quarter of 2014. We have approximately 230 employees on-site and trained, supporting both the commissioning and start-up activities.

The zinc oxide and high purity zinc metal refinery operations at the Monaca facility ceased operation on December 23, 2013. The smelting operation was reduced from six furnaces to five furnaces as remaining zinc feedstock at the site is being converted to PW grade metal. The smelting operation is expected to be closed within a few weeks after first zinc production at the new facility.

We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel products and services.

Competitive Strengths

Leading Market Positions and Strategically Located Recycling Facilities

We believe that we are the largest producer of zinc in the United States based on capacity, and that we are a leading recycler of nickel-bearing waste material generated by the stainless and specialty steel industry and a leading recycler of nickel-bearing batteries. We also believe that we are the largest North American recycler of EAF dust and that we currently recycle more than half of all EAF dust generated in the United States. In addition, our four company-owned EAF dust recycling facilities are strategically located near major EAF operators, reducing transportation costs and enhancing our ability to compete effectively with other means of EAF dust disposal. We believe that the location of our facilities, together with our long-term EAF dust contracts with several of our customers, competitive cost position, extensive zinc distribution network and proprietary market knowledge, will enable us to maintain our leading market positions and continue to capture market share in zinc products, zinc recycling and nickel-bearing waste recycling.

Strong, Long-Standing Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We sell zinc oxide to over 200 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to nine of our current ten largest zinc oxide customers for over ten years, and our acquisition of Zochem on November 1, 2011, a producer of zinc oxide in North America, expanded our customer base throughout North America. We believe that we are the largest recycler of EAF dust in the United States, and we now recycle EAF dust for nine of North America’s ten largest carbon steel EAF operators and North America’s four largest stainless steel producers. In addition, we provide environmental services to over 200 customers that generate nickel-containing waste products such as filter cake, spent pickle liquor, grinding swarf and mill scale. We also collect and recycle batteries from The Rechargeable Battery Recycling Corporation, founded in 1994 by five major rechargeable battery makers, as well as through our own collection programs.

A Leading Environmental Services Provider to the U.S. Steel Industry

We believe that we are one of the leading environmental service providers to the U.S. steel industry, having recycled 10.6 million tons of EAF dust since 1990, which is the equivalent of approximately 2.1 million tons of zinc to date representing the dust generated in the production of over 620 million tons of steel. Our recycling and conversion of this EAF dust reduces a steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill. Our predecessor company developed this proprietary process during the 1980s and have been a leading EAF dust processor ever since. We use the recycled material as low cost feedstock for our metal production operations, yielding a competitive cost advantage.

Low-Cost Feedstock and Contracted EAF Dust Sources

We believe that we are the only zinc smelter in North America with the proven ability to refine zinc metal using 100% recycled zinc feedstocks. Our use of large amounts of recycled feedstock reduces our exposure to increases in LME zinc prices and increases our operating margins during periods of high LME zinc prices. In addition, our EAF dust recycling operations provide us with a reliable, cost-effective source of recycled zinc without relying on third-party sellers. Further, several of our EAF dust customers have long-term contracts to provide us with their EAF dust.

The new zinc facility currently in the final phase of construction in Mooresboro, North Carolina will utilize Tecnicas Reunidas' ZINCEX R solvent extraction technology coupled with state-of-the-art electro-winning and casting capabilities. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert WOX produced from EAF dust recycling and other recycled materials into SHG and other grades of zinc and will eliminate the need to calcine a portion of our WOX prior to its use. We believe the technology associated with the new zinc facility will also allow us to recover value from metals such as silver and lead contained in EAF dust.

Proven, Proprietary Technology with Flexible Processes

Since our recycling processes convert EAF dust and other wastes into saleable products, our customers generally face less exposure to environmental liabilities from EAF dust, which the U.S. Environmental Protection Agency (“EPA”) classifies as a listed hazardous waste, than if they disposed of their EAF dust in landfills. The EPA has designated our recycling processes as the “Best Demonstrated Available Technology” for the high-temperature metals recovery from EAF dust from both carbon steel mini-mill and stainless steel producers. In addition, our new zinc facility smelter is expected to be able to produce zinc from a wide range of zinc-bearing raw materials. We expect that this flexibility will allow us to modify our feedstock mix based on cost and availability, as well as to use 100% recycled zinc feedstock, whether purchased from third parties at a discount to the LME zinc price or generated by our EAF dust recycling operations. We believe that our recycling process is a successful technology for the recycling of a broad range of nickel-bearing waste products. We have successfully licensed this technology in the past.

Strong, Experienced Management Team

Our ten-member senior management team collectively has over 200 years of experience in zinc- and metal-related industries. James M. Hensler, our Chief Executive Officer, joined us in early 2004 and has since established a culture of continuous improvement in safety and operational excellence, which has led to significant cost reductions, productivity improvements and growth.

Business Strategy

We are currently in the final phase of construction of our new state-of-the-art zinc facility. We anticipate completion of construction and commissioning near the end of March 2014. Once fully operational, we expect to achieve significant benefits from the new zinc facility, including lower energy cost, higher labor productivity, reduced operating maintenance costs and lower operating and logistics costs at our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX prior to its use.

We expect that the new zinc facility will initially be capable of producing 155,000 tons per year of zinc once fully operational, and is being designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The facility will enable us to convert WOX derived from EAF dust and other recycled materials into SHG zinc and CGG zinc in addition to the PW grade that we currently produce. This will allow us to expand into new markets, including selling to continuous galvanizers (which include some of our EAF dust customers) die casters and LME warehouses, while continuing to serve customers in our existing markets. We believe the technology associated with the new zinc facility will also allow us to recover value from metals such as silver and lead contained in EAF dust. The new zinc facility is replacing our older smelter technology and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.

We believe we will be able to achieve a number of additional benefits in connection with our transition to the new zinc facility, including lower capital expenditures for maintenance, lower state income taxes as a result of incentives available for the investment in the new zinc facility and lower cash costs associated with our hedging program. For instance, our annual capital expenditures for maintenance of the Monaca, Pennsylvania facility averaged $7.8 million over the last six years; we expect these expenditures at our new facility to be substantially less. Under our hedging program, we have purchased put options at an average annual cost of $9.1 million for the last six years; however, as a low cost producer at our new zinc facility, we expect our hedging costs to be substantially lower, as our risk of negative cash flow at lower zinc prices will be substantially less.

Continue to Focus on Production Efficiencies and Operating Cost Reductions

We continue to focus on production efficiencies and operating cost reductions at all of our production facilities.

In 2011, we idled our power plant located in Monaca and entered into a contract to purchase electricity realizing estimated savings of $5.4 million in 2012. In the fourth quarter of 2012, we decided to permanently shut down the power plant.

During 2012, we increased the use of WOX at our smelting facility and also implemented initiatives to reduce the iron content of the WOX produced at three of our recycling facilities, resulting in cost savings of $2.5 million and $1.7 million, respectively.

In March 2012, we granted Shell Chemical LP ("Shell") an option to purchase our Monaca, Pennsylvania facility (which we subsequently extended on two occasions). In December 2013, we signed an Amended and Restated Option and Purchase Agreement with Shell to continue to perform its evaluation of the Monaca site and to allow for the start of demolition and related activities at Shell's expense. The demolition activities began in the first quarter of 2014, with respect to certain portions of the site. The option if exercised, will further reduce closure costs associated with our Monaca facility.

We believe that our new state-of-art zinc facility currently in the final phase of construction in North Carolina will significantly reduce our conversion costs to produce zinc metal and provide us with a number of other potential benefits.

In December 2013, we entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation will be located in North Carolina near the new zinc facility. The majority of the feedstock for the new zinc facility will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated investment in ThirtyOx is expected to be less than $2.0 million. This facility is expected to be operational by mid-year 2014.

In December 2013, we sold our copper-based powders line of business located in Palmerton, Pennsylvania. This business unit was considered to be non-core and was not making a positive contribution margin. We will continue to operate our zinc powder business.

We intend to continue to focus on initiatives that will reduce our operating costs.

Expand EAF Dust Recycling Capacity

We estimate that in 2007 approximately one-third of the carbon steel EAF dust generated in the United States was deposited in landfills, including by existing customers. Since then, new EAF steel plant projects have come online, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has increased in the last ten years and is expected to account for over 60% of U.S. steel produced, according to the Steel Manufacturers Association. Steel mini-mill operators have increasingly relied on recyclers rather than landfills to manage this increased output. In order to grow our EAF dust recycling business, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early 2008 at our facility in Rockwood, Tennessee and placed into production two kilns with a combined annual capacity of 180,000 tons at our facility in Barnwell, South Carolina in 2010. We entered into a long term contract with a major U.S. steel mini-mill producer to process all of the EAF dust generated at its facilities located near this plant. In 2009, we acquired the EAF dust contracts held by Envirosafe Services of Ohio, Inc (“ESOI”), a leading landfill disposer of EAF dust. In addition to generating additional service fees, our kilns provide us with additional low-cost recycled zinc that we can use in our own smelting process or that we can sell as feed to other zinc smelters. We estimate that with the increased recycling capacity, less than 10% of the EAF dust generated is now deposited in landfills. We are currently considering the addition of another kiln in the U.S. market to increase our production capacity and reduce transportation costs. In addition, we have begun discussions with potential joint venture partners in several countries outside the U.S., primarily in Asia, which could lead to potential investment opportunities in EAF dust recycling projects that leverage our expertise.

Diversify and Expand Environmental Services Business

Our core strengths relate to our proven ability to manage hazardous and non-hazardous wastes generated by industrial processes and our experience and capabilities to recover valuable metals from these waste streams. We expect to expand our environmental services business into a broader range of metal-bearing wastes. The acquisition of INMETCO is an example of this diversification and we believe that INMETCO will be a platform for further growth. We are considering options to increase capacity at INMETCO because we believe the market opportunity has increased with the entrance of Outokumpu's new stainless steel melt shop into the market. We also expect to continue to pursue capital investment and acquisition opportunities in this area and believe this will reduce our exposure to changes in zinc and nickel prices.

Continue to Reduce Exposure to Commodity Price Fluctuations

We regularly evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment. We sourced approximately 87% of our zinc feedstock during 2013 at our Monaca, Pennsylvania facility from our EAF dust recycling operations. This source of feedstock is not significantly impacted by changes in LME zinc prices. The remainder of our zinc feedstock costs is derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price.

At December 31, 2012, we had zinc put options in place with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production, representing approximately 75% of our expected shipments for the period from January 2013 through December 2013.

During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5,000 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These swaps were transacted without any payment by us. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 is 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we also continue to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.

During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter.

Under our hedging program, we have purchased put options at an average annual cost of $9.1 million for the last six years; however, as a low cost producer at our new zinc facility, we expect our hedging costs to be substantially lower, as our risk of negative cash flow at lower zinc prices will be substantially less, once the new zinc facility is fully operational.

Pursue Acquisition, Diversification and Expansion Opportunities

We intend to continue to seek to identify and enter new markets and to increase our production capacity, product offerings, customer base, operating flexibility and product margins through strategic acquisitions and internal expansion initiatives.

On November 1, 2011, we acquired Zochem, located in Brampton, Ontario Canada, a producer of zinc oxide in North America. This acquisition broadened our geographic reach, diversified our customers and markets for zinc oxide and provided added operational flexibility. We are currently expanding capacity at this facility due to the closure of the zinc oxide refinery at our Monaca, Pennsylvania location, and expect to complete this expansion during the first quarter of 2014. We believe the expansion project will increase the total zinc oxide production capacity at Zochem to approximately 72,000 tons per year. In addition, through Zochem, we plan to open a zinc oxide distribution and service center in 2014 to serve the growing market in the Southeastern region of the U.S. We expect that this distribution and service center will increase our warehousing and distribution network in the U.S. providing additional value to our long-standing relationships with our strategic zinc oxide customers.

On November 16, 2012, we acquired HZP, a leading manufacturer of zinc powders for the alkaline battery business. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market.

We believe INMETCO provides new potential platforms for growth, including increasing capacity of the existing facility, growing our share of the battery recycling market, recycling other industrial wastes to recover metals in addition to nickel and enabling us to expand internationally. We have started to increase power to our submerged arc furnace to increase melting output and keep pace with stronger tolling receipts.

In December 2013, we entered into the ThirtyOx joint venture with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation will be located in North Carolina near the new zinc facility.

We intend to seek to continue to identify and explore these and other strategic acquisition and internal expansion opportunities in the future.

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

On December 31, 2009, we acquired INMETCO.

On November 1, 2011, we acquired Zochem.

On November 16, 2012, we acquired HZP.

On October 30, 2013, we completed an underwritten public offering of 6,325,000 shares of common stock at $12.00 per share.

Operations

Our zinc recycling facilities recycle EAF dust into WOX and zinc calcine, which we then use as raw material feedstocks in the production of zinc metal and value-added zinc products. Our nickel facility recycles a broad range of nickel-bearing wastes into a remelt alloy product used in the production of stainless steel. Our recycling and production operations form a complete recycling loop, as illustrated below, from recycled metals to finished zinc or nickel-bearing products. We believe we are the only primary zinc producer in the U.S. that uses recycled materials for substantially all of its zinc feedstocks. Once the Monaca smelter is shut down, we will no longer produce zinc calcine.

The new zinc facility in Mooresboro, North Carolina will utilize ZINCEX TM solvent extraction technology coupled with state-of-the-art electro-winning and casting capabilities. The new zinc facility will convert WOX produced from EAF dust recycling and other recycled materials into SHG and other grades of zinc and will eliminate the need to calcine a portion of our WOX prior to its use. We believe the new technology will also allow us to recover value from metals such as silver and lead contained in EAF dust.

Zochem, which we acquired on November 1, 2011, uses zinc metal to produce zinc oxide.

HZP, which we acquired on November 16, 2012, uses zinc metal to produce zinc powder that we sell to the battery industry.

Zinc Products and Services

Recycling Operations

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

Currently, the majority of the WOX generated is shipped to our Palmerton, Pennsylvania facility, where it is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further increased to approximately 65% to 70%, and the product is collected as zinc calcine in granular form for shipment to our Monaca, Pennsylvania facility or for sale to other zinc refineries around the world. During the first quarter of 2014, due to the reduced production at the Monaca facility, we anticipate selling WOX and calcine to third parties until production begins at the new zinc facility. Once the Monaca smelter is shut down, we will no longer produce zinc calcine.

We believe the technology associated with the new zinc facility will also allow us to recover value from metals such as silver and lead contained in EAF dust.

In order to expand our EAF dust recycling capacity, we brought an 80,000 tons per year kiln online at our Rockwood, Tennessee facility in January 2008 at a cost of approximately $33 million. This kiln provides approximately 14,500 tons of zinc that we either use directly in our own smelting process or sell as feed to other zinc smelters. In 2010, we brought a new 180,000 tons per year kiln facility online in Barnwell, South Carolina for a total investment of approximately $65 million. We are currently considering the addition of another kiln in the U.S. market to increase our production capacity and reduce transportation costs. In addition, we have begun discussions with potential joint venture partners in several countries outside the U.S., primarily in Asia, which could lead to potential investment opportunities in EAF dust recycling projects that leverage our expertise.

Zinc Production

When our new zinc facility in Mooresboro, North Carolina becomes operational, our approximately 150,000 ton-per-year capacity electrothermic zinc smelter and refinery in Monaca, Pennsylvania will be shut down permanently. On October 31, 2013, we notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of our manufacturing operations at the plant located in Monaca, Pennsylvania were expected to be permanently closed and shut down on or about December 31, 2013. On December 23, 2013, the zinc oxide and high purity metal refinery operations at the Monaca facility ceased operation. As of December 31, 2013, the smelting operation has been reduced from six furnaces to five furnaces as the remaining zinc feedstock at the site is being converted to PW grade zinc metal. The smelting operation is expected to be closed within a few weeks after the first zinc production in the new zinc facility.

Up through December 23, 2013, the Monaca facility produced zinc metal and value-added zinc products (e.g., zinc oxide) using a wide range of feedstocks, including zinc generated by our recycling operations, zinc secondary material from galvanizers and other users of zinc. As a result of reduced demand for our zinc products resulting from the economic downturn that began in the third quarter of 2008 and extended through 2009, we operated our smelting and refinery facility at less than capacity in 2009, producing 106,000 tons of zinc. Our smelting facility, due to the refinery incident that occurred in July 2010, operated at less than full capacity during the latter part of 2010 but returned to full capacity by the end of the year. We operated at full capacity, with the exception of intermittent production difficulties, during 2011 and produced 137,000 tons of zinc in 2011. Our Monaca facility operated at full capacity during 2012 and produced 146,000 tons of zinc in 2012. Our Monaca facility operated at less than full capacity in 2013 and produced 125,000 tons of zinc in 2013.

The Monaca facility operated on a 24-hours-per-day, 365-days-per-year basis to maximize efficiency and output. EAF-sourced calcine and other purchased secondary zinc materials were processed through a sintering operation. The sintering process converted this combined zinc feedstock into a uniform, hard, porous material suitable for the electrothermic furnaces. Monaca’s seven electrothermic furnaces were the key to Monaca’s production flexibility. Sintered feedstock and metallic zinc secondary materials were mixed with metallurgical coke and were fed directly into the top of the furnaces. Metallic zinc vapor was drawn from the furnaces into a vacuum condenser, which was then tapped to produce molten zinc metal. This metal was then either cast as slab zinc metal, or conveyed directly to the zinc refinery in liquid form. This integrated facility reduced costs by eliminating the need to cast and then remelt the zinc to refinery feed.

Up through December 23, 2013, molten zinc was fed directly through distillation columns to produce an ultra-high-purity zinc vapor that was condensed into “thermally refined” special special high grade (“SSHG”) zinc metal or processed through a combustion chamber into zinc oxide. The condensed metal was either sold or sent for further conversion into zinc powder. During 2014, all zinc oxide production will occur at our Brampton, Ontario Canada facility.

The chart below describes the flow of operations for our zinc facilities, including our new zinc facility currently in the final phase of construction in Mooresboro, North Carolina. The chart begins with the input of raw materials, continuing through the production processes and identifying finished products and end uses for each such raw material. The chart does not include our Monaca, Pennsylvania location which is expected to be permanently shut down during 2014.

RAW MATERIALS
PRODUCTION PROCESS
FINISHED PRODUCTS
END USES
EAF Dust
Waelz Kiln
IRM
Miscellaneous Markets (cement, asphalt)
WOX
Wash/ Leach
SX
EW
Melt/ Cast
SHG, PW, CGG Metal
Galvanizing, Alloyers, Brass & Other Metal Users
Oxidic Fines
Zinc Secondary Materials
ThirtyOx JV
Lead-Silver Recovery
Lead Carbonate with Silver
Lead Smelter Feed
Secondary Metallic Zinc
Secondary Zinc Market
Zochem
Zinc Oxide
Tires, Chemicals, Agriculture
SHG
Zinc Powder Atomization
Coatings, Chemicals, Batteries

The new zinc plant located in Mooresboro, North Carolina is in the commissioning process during the beginning of 2014 and is expected to begin production shortly. The facility, when fully operational, is expected to produce 155,000 tons per year of zinc metal in the form of slabs or jumbo ingots and in zinc grades including SHG, CGG and PW. The equipment as-built is believed to be capable of producing 175,000 tons per year at some point in the future if sufficient feed is available. The plant will be fed with a combination of WOX generated at the Company’s EAF dust recycling plants and secondary zinc oxides purchased by the Company’s ThirtyOx joint venture. These sources may be supplemented by other purchased sources of zinc-bearing materials from time-to-time.

The new zinc plant uses a technology which is completely different from that used at the Company’s Monaca smelter which will be permanently closed when the new facility begins to ramp up. The technology consists of two primary parts: (1) leaching and solvent extraction, known as the ZINCEXR process which was licensed under an agreement with Tecnicas Reunidas and (2) electrowinning, melting and casting technology licensed under an agreement with Asturiana de Zinc. In the leach-SX section, WOX is first washed in water to remove soluble elements such as chlorine, potassium and sodium, then leached in a sulfuric acid solution to dissolve the contained zinc creating a pregnant liquor solution (PLS). The undissolved solids which will contain lead and silver are filtered and treated separately in a lead-silver recovery circuit to produce a high grade lead carbonate product which will be sold as a feed source to lead smelters. The lead-silver recovery circuit is not expected to be completed until the end of the second quarter of 2014. The PLS will be processed in a solvent extraction step in which zinc is selectively extracted from the PLS using an organic solvent creating a purified zinc-loaded electrolyte solution. During this process, impurities that build up in the system are removed in a bleed treatment step, which removes contaminants, to produce a clean effluent solution which will be discharged from the facility. The loaded electrolyte is fed into the electrowinning process also known as the cell house or tank house. In this process, electrical energy is applied across a series of anodes and cathodes submerged in “cells” containing the electrolyte solution causing the zinc to deposit on the surfaces of the cathodes. As the zinc metal builds up on these surfaces, the cathodes are periodically harvested in order to strip the zinc from their surfaces at which point the cathodes are returned to the cells to continue the deposition process. The sheets of zinc cathode are bundled and transported to an induction melting unit and automatically lowered into a bath of molten zinc. The molten zinc flowing from the melting unit may be directed either to alloying furnaces to produce CGG or PW or cast directly as SHG in either slab or jumbo ingot molds for sale to galvanizers, alloyers, brass producers and other users of zinc metal.

Our Zochem facility, which we acquired on November 1, 2011, is located in Brampton, Ontario, Canada and produces zinc oxide. The facility had production capabilities of approximately 49,600 tons of zinc oxide per year from six muffle type furnaces. The production process uses SHG zinc metal as raw material which is added to the melting section of the furnaces. The melted zinc is then boiled and the zinc vapor is combusted as it enters an oxidation chamber. The zinc oxide is then collected and packaged for shipment. During 2012, we began a project to expand capacity at our Zochem facility. The capacity increase includes the expansion of four existing muffle furnaces and the addition of a seventh muffle furnace. Our annual capacity as of December 31, 2013 was approximately 60,000 tons. When the expansion is completed, which is currently anticipated to be near the end of the first quarter of 2014, the Zochem facility will have production capabilities of approximately 72,000 tons of zinc oxide per year.

Products and Services

We offer a wide variety of zinc products and services. In 2013, we sold approximately 169,000 tons of zinc finished products. The following are our primary zinc products.

Zinc Metal

Our primary zinc metal product at the Monaca facility is PW zinc metal, which we sell to the hot-dip galvanizing and brass industries. Until December 23, 2013, we also produced SSHG zinc metal, which was used as feed for the manufacture of high-purity zinc powder and zinc alloys. SSHG zinc metal is an ultra pure grade of zinc exceeding the American Society for Testing and Materials standard for special high-grade zinc. SSHG was used by our subsidiary, HZP, in the production of zinc powder for battery manufacturers. Our zinc metal was recognized within the galvanizing industry for its consistent quality and appearance. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry, which uses our zinc metal to provide a protective coating to a myriad of fabricated products, from pipe and guard rails to heat exchangers and telecommunications towers. We also sell PW zinc metal for use in the production of brass, a zinc/copper alloy. We believe that our operational standards and proximity to customers allow us to deliver higher quality metal than many of our competitors. To accommodate various customer handling needs, our zinc metal is sold in numerous forms, from 55-pound slabs to 2,500-pound ingots.

The new zinc facility will be capable of producing SHG, CGG and PW zinc that we currently produce, and will also enable us to potentially recover other marketable metals from WOX produced from EAF dust recycling. It will also allow for SHG zinc to be alloyed with other metals. This will allow us to expand into new markets, including selling to continuous galvanizers operated by the steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets.

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

On December 23, 2013, the zinc oxide refinery operation at the Monaca facility ceased operation. During 2014, all zinc oxide will be produced by our Zochem facility located in Brampton, Ontario Canada.

EAF Dust Recycling

Our predecessor company created the market for EAF dust recycling for carbon steel mini-mill producers with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. To date, we have recycled over 10.6 million tons of EAF dust (equivalent to approximately 2.1 million tons of zinc), representing the dust generated in the production of over 620 million tons of steel. We believe the recycling and conversion of EAF dust reduces the steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill.

In 2013, we recycled 629,000 tons of EAF dust compared to 646,000 tons in 2012. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We commenced operations at our new kiln facility in South Carolina in 2010, adding an additional 180,000 tons, or 31%, of EAF dust processing capacity. We are currently considering the additional of another kiln in the U.S. market to increase our production capacity and reduce transportation costs. In addition, we have begun discussions with potential joint venture partners in several countries outside the U.S., primarily in Asia, which could lead to potential investment opportunities in EAF dust recycling projects that leverage our expertise.

In June 2009, we acquired the EAF dust collection business of ESOI, the largest land-filler in our market. As part of this acquisition we purchased ESOI’s EAF dust contracts, one of which was a ten year contract with a major Midwestern producer.

The new zinc facility will enable us to convert WOX derived from EAF dust and other recycled materials into SHG zinc and other grades. We believe the new technology will also allow us to recover value from metals such as silver and lead contained in EAF dust.

WOX

In response to the strong demand for zinc-bearing feed materials and attractive pricing, we began selling WOX generated in our Waelz Kilns to other zinc smelters in 2007. We plan to continue selling WOX from time to time based on market conditions. We sold $2.9 million of WOX in 2013 and plan on continuing to sell WOX in 2014 until the new zinc facility is operational.

Zinc Powder

Our zinc powder is sold for use in a variety of chemical, metallurgical and battery applications as well as for use in corrosion-resistant coating applications. Zinc powder is manufactured by the atomization of molten zinc.

We manufacture the following basic lines of powders at our Palmerton facility.

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

In December 2013, we sold our copper-based powders business located in Palmerton, Pennsylvania. This business unit was considered to be non-core and was not making a positive contribution toward earnings. Certain assets and the production of copper powders will be relocated by the purchaser. We will continue to operate our zinc powder business.

Sales and Marketing

Zinc Products and Services sales and marketing staff consists of:

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

Customers

Most of the zinc metal we produce at the Monaca facility is purchased by galvanizers and brass producers. We believe we are the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry. We sell zinc metal to a broad group of approximately 90 hot-dip galvanizers. In many cases, these customers are also suppliers of secondary materials, including zinc remnants of steel galvanizing processes, to us.

We sell zinc oxide to over 200 different customers under contract as well as on a spot basis, principally to manufacturers of tire and rubber products, lubricating oils, chemicals, paints, ceramics, plastics and pharmaceuticals.

Our SSHG zinc metal product produced at our Monaca was used in the manufacturing of zinc powder that we sold to the alkaline battery industry.

We typically enter into multi-year service contracts with steel mini-mills to recycle their EAF dust. We provide our EAF dust recycling services to over 50 steel producing facilities.

The new zinc facility will be capable of producing SHG, CGG, and PW zinc that we currently produce and will also enable us to potentially recover other marketable metals from WOX produced from EAF dust recycling. It will also allow for SHG zinc to be alloyed with other metals. This will allow us to expand into new markets, including selling to continuous galvanizers operated by the steel mills, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets.

Raw Material

In 2013, approximately 87% of the raw material used in our Monaca, Pennsylvania facility was sourced through our EAF dust recycling operations. The remaining 13% of the raw material was comprised of zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including top drosses, bottom drosses and skimmings that we purchase primarily from several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained, and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the dross and skims from the galvanizing industry, we purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials are acquired from our own customers. We also buy WOX from one of the other U.S. based EAF dust recyclers. In addition, we also have long standing relationships with zinc brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc feedstock.

In December 2013, we entered into the ThirtyOx joint venture with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation will be located in North Carolina near the new zinc facility. The majority of the feedstock for the new zinc facility will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated investment is expected to be less than $2.0 million. This facility is expected to be operational by mid-year 2014.

Raw materials used in our Zochem facility consist entirely of SHG zinc metal purchased from several suppliers. The price of these metal blocks is based on the LME zinc price.

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

Competition

We believe that we are a unique business, having no direct competitor that recycles similar secondary materials into finished zinc products in North America. Our primary competitor in the zinc oxide segment is U.S. Zinc Corporation (“US Zinc”), a wholly-owned subsidiary of Votorantim Metals, Ltda. On November 1, 2011, we acquired Zochem, a wholly owned subsidiary of Hudson Bay Mining and Smelting Co. Limited ("Hudbay") which was previously one of our competitors in the zinc oxide business. US Zinc, located in the middle-southern states of the United States, is also a zinc recycler and our primary competitor but lacks our integrated processing and smelting capabilities.

Approximately 76% of the zinc metal consumed in the United States is imported. Therefore, we enjoy a domestic freight and reliability advantage over foreign competitors with respect to U.S. customers. Hudbay, Teck Cominco Limited, Nyrstar, Glencore and Penoles are the primary zinc metal producers in the North American market. The vast majority of the metal produced by these companies is used by continuous galvanizers in the coating of steel sheet products. In addition, these producers have mining and smelting operations while we engage only in smelting. In contrast, we currently produce PW zinc metal primarily for use by hot-dip galvanizers.

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

Nickel Products and Services

Recycling Operations for Nickel-Bearing Waste

Our INMETCO facility located in Ellwood City, Pennsylvania, operates a high temperature metals recovery facility, which utilizes a combination rotary hearth furnace and electric arc smelting furnace to recover nickel, chromium and iron, along with smaller amounts of other metals, from a variety of metal-bearing waste materials, generated primarily by the specialty steel industry. INMETCO’s main product is a nickel-chromium-iron (“Ni-Cr-Fe”) remelt alloy ingot that is used as a feedstock to produce stainless and specialty steels. INMETCO also recycles Ni-Cd batteries and alkaline batteries in conjunction with Horsehead.

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

The chart below describes the INMETCO flow of operations, beginning with raw materials, continuing through the process and identifying products.

RAW MATERIALS
PRODUCTION PROCESS
PRODUCTS
Flue Dust
Carbon
Millscale/Swarf
Metal Bearing Liquids
Other
Batteries
Coarse Carbon
Sizing
Blending Conveyor
Pellet Disk
Sorting/Grinding
Scrap Metal
Rotary Hearth Furnace
Electric Arc Furnace
Pig Caster
Zinc Concentrate to Horsehead
Aggregate to Market
Fe-Ni-Cr Alloy to Market

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

Environmental Services

Under the environmental fee arrangement, INMETCO acquires waste materials and processes those materials with no obligation to return any product to the customer. Depending on the state of the metals markets, INMETCO either charges a fee or pays to acquire environmental services materials. These materials include batteries and specialty steel industry wastes. All battery chemistries are accommodated. Batteries with chemistry compatible with the INMETCO process are processed directly while non-compatible types are sent to third party recyclers for processing. Recycling of household alkaline batteries has become a growing market that results in scrap steel as a feed to INMETCO and zinc concentrate used by Horsehead. Specialty steel industry wastes include flue dust, mill scale, grinding swarf and pickling filter cake along with a wide variety of other nickel-bearing wastes. Revenues are derived from these materials through the sale of the derived products into the appropriate markets as well as scrap sales and brokerage activities. No materials are sent to landfills.

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

Customers

While INMETCO has over 200 customers in total, approximately 73% of its sales are made to its top three customers. INMETCO has had a long-term relationship with most of its major customers. Two of INMETCO's top five customers have been customers since INMETCO commenced operations in the late 1970's, one has been a customer since the mid 1980's and two others have been customers since their own start-up in the early 2000's and 2012.

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

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality and solid and hazardous waste management and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Superfund Amendment Reauthorization Act , the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act , the Clean Water Act , and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the Surface Transportation Board, the Occupational Health and Safety Administration, the Department of Transportation and the Federal Railroad Administration, as well as certain of their state equivalents. We believe that we are in material compliance with applicable laws and regulations, including environmental laws and regulations governing our ongoing operations, and that we have obtained or applied in a timely manner for all material permits and approvals necessary for the operation of our business.

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

We maintain surety bonds to address financial assurance requirements for potential future remediation costs and RCRA permit termination for several facilities. Financial assurance is required under RCRA permit requirements for the Ellwood City, Pennsylvania and Palmerton, Pennsylvania facilities. Financial assurance, through a surety bond, is also required for eventual closure of our residual landfill at the Monaca, Pennsylvania facility.

In Bartlesville, Oklahoma, we and our predecessor formerly operated a primary zinc processing facility which was closed in the 1990’s and subsequently dismantled. Environmental remediation work at this facility was completed in 2003 in connection with closing these former facilities under a consent agreement with the Oklahoma Department of Environmental Quality. We currently manage this facility including groundwater monitoring and other maintenance activities under a RCRA post-closure permit. We, along with two other responsible parties, provide financial assurance for future post closure care activities at the Bartlesville facility. At December 31, 2013, a reserve on our balance sheet in the amount of $0.6 million has been established for our share of future costs associated with this matter.

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

Employees

As of December 31, 2013, we employed 1,074 persons at the following locations.

Location	Salaried Personnel	Hourly Personnel	Union Contract Expiration
Monaca, Pennsylvania	80	315	4/30/14
Monaca, Pennsylvania (HZP)	1	13	4/30/14
Pittsburgh, Pennsylvania	16	—	N/A
Bartlesville, Oklahoma	1	—	N/A
Calumet, Illinois	14	49	08/03/14
Palmerton, Pennsylvania	21	98	04/27/15
Palmerton (Chestnut Ridge Railroad), Pennsylvania	—	4	12/15/16
Rockwood, Tennessee	12	52	07/01/15
Barnwell, South Carolina	9	41	N/A
Ellwood City, Pennsylvania	28	70	10/31/16
Mooresboro, North Carolina	46	167	N/A
Brampton, Ontario Canada	15	22	6/30/16
Total	243	831

The vast majority of our hourly personnel are unionized. Hourly workers receive medical, dental and prescription drug benefits. We do not have defined benefit plans for hourly or salaried employees, except at our Brampton, Ontario Canada site, which was acquired on November 1, 2011. These defined benefit plans include 37 active employees and are currently frozen to additional participants. We have a 401(k) plan for both our hourly and salaried employees at all sites in the United States. Employees at our Brampton, Ontario Canada facility hired after June 30, 2012 are eligible to participate in a retirement plan similar to a 401(k). We have no company-paid medical plan for retirees. Our labor contracts provide for a company contribution and in most cases a company match, which varies from contract to contract. We believe we have satisfactory relations with our employees.

Executive Officers and Key Employees of the Registrant

Set forth below is information concerning our executive officers and key employees.

Name	Age	Position
James M. Hensler	58	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	53	Vice President and Chief Financial Officer
Gary Whitaker	58	Vice President, General Counsel and Secretary
Lee Burkett	57	Vice President - Manufacturing
James A. Totera	57	Vice President - Sales and Marketing
Timothy R. Basilone	54	Vice President - Environmental Affairs
Ali Alavi	52	Senior Vice President - Corporate and Environmental Affairs
Bruce Morgan	42	Vice President - Human Resources
Mark Tomaszewski	57	President - INMETCO
Joshua Belczyk	36	General Manager - Zochem
Dr. Anthony Staley	39	General Manager - Horsehead Metal Products, Inc.

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

Lee Burkett, Vice President-Manufacturing of Horsehead Corporation, joined us in November 2006 with over 27 years of industry experience. During the three years prior to joining us, Mr. Burkett served as General Manager of the Bridgeville Facility of Universal Stainless. Previous positions included General Manager-Finishing Operations of J&L Specialty Steel, Plant Manager of Timet’s Toronto, Ohio facility, Vice President Operations for Caparo Steel and 14 years with Washington Steel with responsibilities in all aspects of the operation including Plant Manager of Finishing. Mr. Burkett received a BS in Mechanical Engineering from The Pennsylvania State University in 1979.

James A. Totera, Vice President-Sales and Marketing - Horsehead Corporation, joined us in 1997. Prior to that, he was the Vice President of Sales for Steel Mill Products, where he worked in, among other things, electric arc furnace (“EAF”) dust recycling and also spent over 15 years working in sales positions, including as General Manager of Sales, at Insul Company. Mr. Totera received a BA in Economics, Administrative Management Science and Psychology from Carnegie Mellon University in 1979.

Timothy R. Basilone, Vice President-Environmental Affairs - Horsehead Corporation, joined us in January 2010. Mr. Basilone has over 20 years of experience working in all aspects of environmental affairs in a variety of industries. Prior to joining us, he spent ten years with Koppers Inc., including seven years as a Senior Manager in the Corporate Environmental Affairs Department and three years as Operations Superintendent at the Koppers coal tar distillation facility in Clairton, Pennsylvania. Prior to that Mr. Basilone spent nine years at Westinghouse Electric Corporation as the Environmental Remediation Program Manager in the Corporate Legal and Environmental Affairs Department. He began his professional career as an Exploration / Production Geologist with Marathon Oil Company before moving on to Westinghouse. Mr. Basilone earned an MS degree in Earth and Planetary Science from the University of Pittsburgh in 1984 and a BA degree in Geology from the College of Wooster in 1981.

Ali Alavi, Senior Vice President-Corporate and Environmental Affairs - Horsehead Corporation, joined us in 1996. Mr. Alavi previously served as our Vice President-Corporate Administration, General Counsel and Secretary, Director & Counsel of Environment, Health & Safety and Director of Environmental Performance. Prior to joining us, Mr. Alavi worked as Assistant General Counsel of Clean Sites, Inc., Senior Regulatory Analyst of the American Petroleum Institute and Project Manager/Engineer for the U.S. Army Toxic & Hazardous Materials Agency. Mr. Alavi received a BA in Geography/Environmental Studies from the University of Pittsburgh in 1983, an MS in Petroleum Engineering from the University of Pittsburgh School of Engineering in 1985 and a JD from the University of Maryland Law School in 1993.

Bruce Morgan, Vice President-Human Resources - Horsehead Corporation joined us in May 2010. Prior to joining us, from November 2006 to May 2010, Mr. Morgan served as Director of Human Resources-North America for the Steel Mill Services division of Harsco Corporation. Prior to that, Mr. Morgan served as Director of Human Resources for both the Steel and Foundry Divisions of Vesuvius USA, a global refractory manufacturer, where he was employed from March 1997 to November 2006. Among other previous employment, Mr. Morgan served as an HR Associate for the construction and start-up of Gallatin Steel Company, where he was employed from June 1994 to August 1995. Mr. Morgan received a BS degree in Industrial and Labor Relations from Cornell University in 1994.

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

Joshua Belczyk, General Manager - Zochem, Inc., joined us in September 2010 as Director - Business Development.  Prior to joining Horsehead, he worked with FTI Consulting, Inc. in corporate finance and restructuring.  Prior to that, Mr. Belczyk worked eight years for Bailey-PVS Oxides, LLC, an environmental service and recycling provider to the steel industry, where he last served as a multi-site General Manager.  Mr. Belczyk received a BS degree in Environmental Science and Public Policy from Harvard University in 2000 and a MBA from the University of Michigan in 2009.

Dr. Anthony Staley, General Manager - Horsehead Metal Products, Inc., joined us in early 2012. Dr. Staley has over 15 years of experience in diversified metals processing. Prior to joining us, he was employed at Freeport McMoRan’s Morenci Operations, the largest installed capacity Copper SX/EW facility in the world, as the Manager of Hydrometallurgical Operations and Technology. He played a significant technical role in the startup of the Freeport McMoRan’s Tenke-Fungarume Copper SX/EW facility in the Democratic Republic of Congo. His prior experience includes serving as Manager of Hydrometallurgical Operations at Freeport McMoRan’s Bagdad facility, as well as Chief Metallurgist for Newmont Mining Corporation. Dr. Staley earned a PhD in Physio-Chemical Processing of Metals from the Colorado School of Mines. He also received a MBE and a BS degree in Chemical and Petroleum-Refining Engineering from the same school. In addition, he has multiple peer reviewed publications ranging from Zinc Solvent Extraction and Electrowinning, Copper Electrowinning, Gold Sampling Protocol, to Aluminum Processing.

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

Financial markets in the United States, Europe and Asia have experienced extreme disruption, including, among other things, extreme volatility in securities prices, severely diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Despite improvements in credit and financial markets, there can be no assurance that there will not be further deterioration in these markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

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

Our zinc and nickel-based products compete with other materials in many of their applications. For example, our PW zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators also can use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, some of our customers may reduce or eliminate their usage of PW grade zinc metal because it contains a small amount of lead and may switch to other grades of zinc metal that we do not produce.

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

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. In addition, as of December 31, 2013, we estimate that our products comprised only approximately 14% of total zinc consumption in the United States, and several of our competitors have greater market share than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower price than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports now represent approximately 76% of U.S. zinc metal consumption.

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

An important part of our strategy is to grow our business by expanding our capacity to process EAF dust. One new kiln to process EAF dust was placed into service in 2008 at our Rockwood, Tennessee facility and two new kilns were placed into service in 2010 at our new recycling facility in Barnwell, South Carolina. In addition, we are currently in the final phase of construction of our new zinc facility and may initiate other construction projects in the future. Our costs in connection with construction projects may also increase to levels that would make our facilities unprofitable to operate. Our planned projects may also suffer significant delays or cost overruns as a result of a variety of factors, such as shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our project plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. In addition, even if we are able to implement our strategy, projected volumes with respect to our products may not materialize to the extent we expect, or at all, resulting in under utilized capacity. Any failure to successfully implement our business strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

We may not have sufficient funds to finish the final phase of construction of the new zinc facility.

As of December 31, 2013, we had $136.3 million of cash on hand, which together with borrowings available under our three revolving credit facilities and the Credit Agreement, we believe will be sufficient to enable us to complete the final construction phase of the new zinc facility. However, increases in the costs of constructing the final phase of the new zinc facility or other unforeseen circumstances could require us to obtain additional financing, which we may not be able to obtain on acceptable terms in a timely manner or at all. If we cannot complete the final construction phase of the new zinc facility, or final completion of construction is further delayed, it could affect our business strategies and our liquidity, financial condition and operations could be materially adversely affected.

We may experience further delays or be unable to complete the final phase of construction, commissioning and ramp up of the new zinc facility, which would harm our profitability.

We are currently in the final phase of construction and commissioning of our new zinc facility and currently expect to start operations near the end of March 2014. The construction and commissioning of the zinc facility have suffered various delays, including delays in early 2014 as a result of severe and prolonged cold weather conditions. We have also experienced delays due to minor equipment issues mostly related to locating and repairing sources of leaks. While we expect to complete the necessary work for the new zinc facility to be operational around the end of March 2014, unforeseen events could further delay completion of the final phase of construction and commissioning and could effect the ramp up of the facility to full production. If we cannot complete the final phase of construction and commissioning of the new zinc facility, or completion of construction and commissioning is significantly delayed, or the ramp up to full production is slower than expected, it could affect our business strategies and our liquidity, financial condition or operations could be materially adversely affected.

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

Our ability to make scheduled payments of the principal or pay interest on or to refinance the Convertible Notes, the Senior Secured Notes, our credit facilities or other indebtedness we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control including our assumptions about the completion of construction, commissioning and ramp up to full production of our new zinc facility. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Senior Secured Notes, our credit facilities or other debt obligations we may incur.

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

As part of our business strategy, we have and may continue to acquire other businesses that complement our core capabilities, including the acquisition of Zochem on November 1, 2011 and HZP on November 16, 2012. The benefits of an acquisition, including our recent acquisitions, may often take considerable time to develop and may not be realized. Business acquisitions entail a number of inherent risks such as:

•	the potential loss of key customers and employees of the acquired business;

•	the in-ability to achieve the operating and financial synergies anticipated from an acquisition;

•	disruptions that can arise from the integration of the acquired business; and

•	potential unknown liabilities or other difficulties associated with the acquired businesses.

•	As a result of the aforementioned and other risks, we may not realize the anticipated benefits from acquisitions, which could adversely affect our business.

Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.

As of December 31, 2013, we had 1,074 employees, 623, or approximately 58%, of whom were covered by eight union contracts. The collective bargaining agreement for our Calumet, Illinois facility expires in August 2014 and the rest of our collective bargaining agreements expire between 2015 and 2016. We may be unable to resolve any present or future contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

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

Additionally, on October 28, 2012, our Ellwood City facility, which was in the process of its annual maintenance shutdown, experienced an unrelated fire and incurred damage to a portion of the building. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December of 2012 because power was not fully restored to some ancillary operations. We completed final repairs at this facility by the end of the first quarter of 2013. The damages from the fire exceeded the Company’s insurance deductible of $0.5 million. We recorded $1.5 million in insurance recoveries related to property damage, which represents the partial settlement of our claim at December 31, 2012. In 2013, we reached a final settlement in the amount of $4.0 million and recorded an additional $2.5 million in insurance claim income related to property damage.

Furthermore, because many of our customers are, to varying degrees, dependent on deliveries from our facilities, customers that have to reschedule their own production due to our missed deliveries could pursue financial claims against us. Our facilities are also subject to the risk of catastrophic loss due to unanticipated events such as fires, adverse weather conditions or other refinery incidents. We have experienced, and may experience in the future, periods of reduced production as a result of repairs that are necessary to our operations. If any of these events occur in the future, they could have a material adverse effect on our business, financial condition or results of operations. Our insurance policies may not cover all of our losses and we could incur uninsured losses and liabilities arising from, among other things, loss of life, physical damage, business interruptions and product liability.

Fluctuations in the cost or availability of electricity, coke, and/or natural gas would lead to higher manufacturing costs, thereby reducing our margins and limiting our cash flows from operations.

Energy is one of our most significant costs, comprising approximately $84 million of our production costs at our Monaca and recycling facilities in 2013. Our processes rely on electricity, coke and natural gas in order to operate, and our freight operations depend heavily on the availability of diesel fuel. Energy prices, particularly for electricity, natural gas, coke and diesel fuel, have been volatile and have exceeded historical averages in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $8.4 million for 2013. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2013, our ten largest customers were responsible for 34% of our consolidated sales. In 2013, three of INMETCO’s customers provided 73% of its sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, some of our customers could become involved in bankruptcy or insolvency proceedings and could default on their obligations to us. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 46% by volume of our zinc product shipments in 2013 were to customers who do not have long-term contractual arrangements with us. These customers purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

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

Our business is subject to a variety of environmental regulations and our operations expose us to various potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste RCRA. Failure to properly process and manage EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for remediation of hazardous substances in the environment. In addition, as part of the purchase of assets out of bankruptcy, we inherited responsibility for several environmental issues from our predecessor at our Palmerton, Pennsylvania and Bartlesville, Oklahoma facilities. The issues related to our Palmerton, Pennsylvania facility are cited in a 1995 EPA and PADEP consent decree, and the matters relating to our Bartlesville, Oklahoma facility are covered in a RCRA post-closure care permit issued by the Oklahoma Department of Environmental Quality. A reserve in the amount of $2.2 million was originally established as of December 31, 2010, to cover the cost of construction of a storage building for calcine kiln feed materials at our Palmerton, Pennsylvania facility ($1.5 million) and for ongoing post-closure groundwater monitoring and maintenance activities at our Bartlesville, Oklahoma facility ($0.7 million). The reserve ($1.5 million) for the Palmerton, Pennsylvania facility was removed during 2011 since the PADEP concurred with our assessment that construction of the storage building for calcine feed was not necessary. Consequently, no further reserves have been recorded. We may also incur costs related to future compliance with or violations of applicable environmental laws and regulations, including air emission regulations under “Maximum Achievable Control Technology” (“MACT”) rules relating to industrial boilers, future MACT regulations relating to the non-ferrous secondary metals production category and rules, compliance with the CO&A with PADEP entered into on November 21, 2012, related to the National Ambient Air Quality Standard (“NAAQS”) for lead emissions at our Monaca, Pennsylvania facility. Our total cost of environmental compliance at any time depends on a variety of regulatory, legal, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Potential federal climate change legislation or greenhouse gas regulation could result in increased operating costs and reduced demand for our products.

Over the past several years, Congress has considered legislation that would cap and reduce emissions of greenhouse gases (“GHGs”) for most industrial sectors, although to date no major climate change bill has been enacted. In June 2009, the U.S. House of Representatives passed the American Clean Energy Security Act of 2009, which was introduced by Rep. Henry Waxman (D-CA) and Rep. Edward Markey (D-MA) and commonly known as “Waxman-Markey.” This bill would have established an economy-wide cap-and-trade system for emissions of GHGs, seeking to reduce them 17% below 2005 levels by 2020 and 83% below 2005 levels by 2050. Under Waxman-Markey, sources that emit GHGs would have been required to hold an emission allowance or an offset credit for each carbon dioxide-equivalent ton of a GHG emitted or produced on site. Broadly, Waxman-Markey and similar regulatory programs would likely have resulted in increased costs associated with the production and combustion of carbon-intensive fuels such as coal, oil, refined petroleum products, and gas. This bill was originally passed in the U.S. House, but was defeated in the Senate in 2009. It is possible that similar legislation could be proposed again in the near future.

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

Following the endangerment finding, the EPA conducted several rulemakings that, if ultimately implemented, would regulate GHGs from certain stationary sources under the CAA. Separately, the EPA has promulgated a series of rulemakings requiring the reporting of GHG emissions. The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of GHGs from, our equipment and operations could require us to incur significant costs to reduce emissions of GHGs associated with our operations.

On October 30, 2009, the EPA promulgated the Final Rule for the Mandatory Reporting of Greenhouse Gases (“GHG”). This rule became effective on December 29, 2009. As part of this rulemaking the EPA identified zinc production as a Source Category consisting of zinc smelters and secondary zinc recycling facilities in Subpart GG of 40 CFR Part 98. This requires the reporting of carbon dioxide (“CO2”), methane (“CH4”), and nitrous oxide (“N2O”) from each Waelz kiln and electrothermic furnace used for zinc production. Additionally CO2, CH4 and N2O from each stationary combustion unit other than the Waelz kilns must also be reported. Starting in 2010, GHG emissions for sources emitting greater than 25,000 metric tons of CO2 equivalents (CO2(e)) are to be reported into a national database set up by the EPA. Some states such as Pennsylvania are now asking that this also be reported as part of an annual inventory submittal.

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

We may not be able to protect our intellectual property, particularly our proprietary technology related to the recycling of EAF dust and the processing of nickel-bearing materials. Our market share and results of operations could be harmed.

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

We rely primarily on third parties for transportation of the products we manufacture, as well as the delivery of EAF dust to our recycling plants and other raw materials, including recycled zinc, to our production facilities. In particular, a substantial portion of the raw materials we use is transported by railroad, which is highly regulated. If any of our third-party transportation providers were to fail to deliver our products in a timely manner, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to meet customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could disrupt our operations, harm our reputation and have a material adverse effect on our financial condition and operating results.

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

As a result of the issuance of our 3.80% Convertible Notes on July 27, 2011, our 10.50% Senior Secured Notes on July 26, 2012 and June 3, 2013, borrowings on our Credit Agreement entered into on November 14, 2012 and borrowings under our ABL Facility entered into on September 28, 2011, our Zochem Facility entered into on December 21, 2012 and our INMETCO Facility entered into on June 24, 2013, we currently have a significant amount of indebtedness. At December 31, 2013, we had $357.6 million of total indebtedness outstanding (excluding $10.1 million of letters of credit outstanding under our ABL Facility and Zochem Facility) and $11.2 million of surety bonds outstanding). We have approximately an aggregate $7.2 million of available letter of credit and borrowing capacity under our three credit facilities and our Credit Agreement. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.

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

Restrictive covenants in the indentures and credit agreements governing the Convertible Notes, Senior Secured Notes, our three credit facilities and the Credit Agreement limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

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

The market for equity securities has been subject to significant disruptions that have caused substantial volatility in the prices of these and other securities, which may or may not have corresponded to the business or financial performance of the particular company. The market price for shares of our common stock has been affected in the past and may continue to be affected by general market conditions unrelated to our operating performance.

Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

•	our ability to successfully complete the final phase of construction of our new zinc facility and our ability to realize the benefits we expect to achieve from that facility;

•	actual or expected fluctuations in our operating results;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in general economic conditions or conditions in our industry generally;

•	changes in market prices for our products or for our raw materials, including changes in the price of zinc;

•	changes in revenue or earnings estimates, publication of research reports and recommendations by financial analysts;

•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally;

•	speculation in the press or investment community generally or relating to our reputation or our industry;

•	changes in conditions in the financial markets;

•	our ability to raise additional capital;

•	future sales of our equity or equity related securities;

•	our compliance with environmental laws and regulations and our exposure to liabilities and potential investigations and enforcement actions with respect to such laws and regulations;

•	changes in applicable laws or regulations;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	actions by our stockholders;

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

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock is also restricted by the terms of our credit facilities and the indenture governing our 10.50% Senior Secured Notes due 2017. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you paid.

Provisions of our Second Amended and Restated Certificate of Incorporation and Amended and Restated By-laws could delay or prevent a takeover of us by a third party and may prevent attempts by stockholders to replace or remove our current management.

Provisions in our Second Amended and Restated Certificate of Incorporation and Amended and Restated By-laws and of Delaware corporate law may make it difficult and expensive for a third party to pursue a tender offer, change in control or takeover attempt that is opposed by our management and board of directors. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change our management and board of directors.

Our Second Amended and Restated Certificate of Incorporation and Amended and Restated By-laws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting by our stockholders to effect amendments to provisions of our Second Amended and Restated Certificate of Incorporation concerning the number of directors;

•	require super-majority voting by our stockholders to effect any stockholder-initiated amendment to any provision of our Amended and Restated By-laws;

•	limit who may call special meeting of our stockholders;

•	prohibit stockholder action by written consent, thereby requiring all actions to be taken at a meeting of the stockholders;

•
establish advance notice requirements for stockholder nominations of candidates for election to the board of directors or for stockholder proposals that can be acted upon at annual meetings of stockholders; and

•	require that vacancies on the board of directors, including newly-created directorships to be filled only by a majority vote of directors then in office.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2013, our zinc production operations are located in Monaca and Palmerton, Pennsylvania and Brampton, Ontario Canada and our principal zinc recycling operations are located in Palmerton, Calumet, Illinois; Rockwood, Tennessee; and Barnwell, South Carolina. Our nickel recycling operations are located in Ellwood City, Pennsylvania.

We are currently in the final stages of construction of our new zinc facility that we expect will be initially capable of producing 155,000 tons per year of zinc metal once fully operational, and is being designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The facility will enable us to convert WOX derived from EAF dust and other recycled materials into SHG zinc and CGG zinc in addition to the PW grade that we currently produce. This new zinc facility will replace our Monaca, Pennsylvania facility.

The chart below provides a brief description of each of our production facilities. We own each of the facilities listed below.

Location	Process	Product	Annual Capacity (tons)
Monaca, PA	Finished Product	PW Metal	88,000 (1)
		Zinc Powder	13,000 (2)
Brampton, Ontario Canada	Finished Product	Zinc Oxide	60,000 (3)
Barnwell, SC	Recycling	WOX(4)	180,000*
Calumet, IL	Recycling	WOX	169,000*
Palmerton, PA	Recycling	Calcine	130,000 (5)
		WOX	273,000*
		Zinc Powder	5,000 to 14,000 (6)
Rockwood, TN	Recycling	WOX	148,000*
Ellwood City, PA	Recycling	Nickel-chromium-iron alloy	70,000 *

Total carbon steel EAF dust Recycling Capacity			770,000

*	Represents EAF dust and other metal-bearing wastes recycling and processing capacity

(1)
When our new zinc facility in Mooresboro, North Carolina becomes operational, our approximately 150,000 ton-per-year capacity electrothermic zinc smelter and refinery in Monaca, Pennsylvania will be shut down permanently. On December 23, 2013, the zinc oxide and high purity metal refinery operations at the Monaca facility ceased operation. As of December 31, 2013, the smelting operation has been reduced from six furnaces to five furnaces as the remaining zinc feedstock at the site is being converted to PW grade zinc metal. The smelting operation is expected to be closed within a few weeks after the first zinc production at the new zinc facility.

(2)	Acquisition of HZP on November 16, 2012.
(3)
The Zochem facility is in the final stages of construction to increase its former capacity of 49,600 annual tons to 72,000 annual tons of zinc oxide per year. The expansion is expected to be completed by the end of the first quarter of 2014.

(4)
WOX, with approximately 55% - 65% zinc content, is produced by our recycling operations and is used as a feedstock for our zinc facility in Monaca or further processed in Palmerton into zinc calcine (up to 65% - 70% zinc content) before being used as a feedstock in Monaca. WOX will be used as a feedstock for the new zinc facility.

(5)
Assumes that one of four kilns is operated to produce calcine and the other three kilns are operated to produce WOX. Once the new zinc facility in Mooresboro, North Carolina is operational, calcine will no longer be produced and used as a feedstock.

(6)	Depending upon grade.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

We are party to various litigation, claims and disputes, including labor regulation claims and OSHA and environmental regulation violations arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.
ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. The highest and lowest sale prices of our common stock for the most recent eight quarters were:

Quarter	High	Low
2013
10/01/13 - 12/31/13	$16.80	$12.07
07/01/13 - 09/30/13	$14.09	$10.85
04/01/13 - 06/30/13	$12.90	$9.38
01/01/13 - 03/31/13	$11.45	$9.69

2012
10/01/12 - 12/31/12	$10.25	$8.20
07/01/12 - 09/30/12	$10.53	$8.43
04/01/12 - 06/30/12	$11.76	$8.57
01/01/12 - 03/31/12	$12.65	$9.37

As of March 12, 2014, there were 5 holders of record of our common stock and approximately 36,200 beneficial owners of such stock. The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island, 02940-3078, Toll-free telephone 800-622-6757 (US, Canada, Puerto Rico), 781-575-4735 (non-US).

Unregistered Sales of Equity Securities

Issuance of Convertible Senior Notes

On July 27, 2011, we completed the private placement of $100.0 million aggregate principal amount of 3.80% Convertible Notes due July 1, 2017. The Convertible Notes were offered at an initial issue price of 100% which resulted in net proceeds of $96.5 million, after underwriting discounts. The representative for the initial purchasers was Stifel, Nicolaus & Company, Incorporated.

The Convertible Notes are convertible into shares of the our common stock, cash, or a combination of our common stock and cash, at our election, at an initial conversion rate of 66.6667 shares of our common stock per $1,000 principal amount of the Convertible Notes (approximately 6,666,667 underlying shares), which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes.

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

Dividends

We currently do not plan to pay dividends on our common stock. As a result of our ABL Facility entered into on September 28, 2011, our Zochem Facility entered into on December 21, 2012 and our INMETCO Facility on June 24, 2013, Horsehead, Zochem and INMETCO are restricted, under certain circumstances, from providing cash to us This may limit our ability to pay dividends on our common stock during the terms of these three credit facilities.

In addition, the indenture governing our 10.50% Senior Secured Notes due 2017 also restricts the declaration and payment of dividends.

Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, debt covenants, any contractual restrictions and any other considerations our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans may be found in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph
The following graph compares the sixty month cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from January 1, 2009 through December 31, 2013, the end of our fiscal year. The graph assumes investments of $100 on January 1, 2009 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. During 2013, a portion of managements long term incentive program was based on the performance of the Company’s total shareholder return over a three year period compared to that of a group of global metals companies. Based on this change, management has prepared the performance graph based on the global metals companies which are included in the calculation under the long term incentive program. The Peer Group is composed of HudBay Minerals, Inc., Nyrstar, Abengoa S.A., Materion Corporation, Quanex Building Products Corporation, Vale S.A., Freeport-McMoRan Copper & Gold Inc., Teck Resources Limited, RTI International, Inc., Hecla Mining Co., Haynes International, Inc. and Glencore Intl. and is weighted by each of their relative market capitalizations at the beginning of each year for which returns are reported.

*$100 invested on 12/31/08 in stock or index, including reinvestment of dividends.

Copyright 2014 Russell Investment Group. All rights reserved.

Fiscal Year ending December 31	2008	2009	2010	2011	2012	2013
Horsehead Holding Corp.	100	271	277	192	217	345
Russell 2000	100	127	161	155	180	250
Peer Group	100	258	335	219	218	198

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2013, and we do not have a formal or publicly announced stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 2011, 2010 and 2009 and for the years ended December 31, 2010 and 2009 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012 and 2011 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

The selected historical consolidated financial and other information presented below is condensed and may not contain all of the information that you should consider. You should read this information in conjunction with our consolidated financial statements, including, where applicable, the related notes, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in this Annual Report on Form 10-K.

	Year ended December 31,
	2013	2012	2011	2010	2009
Statements of operations data (1)	( in thousands, except for LME price and per share data)
Net sales	$441,936	$435,666	$451,180	$382,362	$216,530
Cost of sales	414,809	432,557	377,401	305,522	226,171
Depreciation and amortization	29,678	26,193	22,025	18,612	15,982
Selling, general and administrative expenses	22,207	20,882	22,942	18,672	17,080
Total costs and expenses	466,694	479,632	422,368	342,806	259,233
(Loss) income from operations	(24,758)	(43,966)	28,812	39,556	(42,703)
Interest expense	(2,728)	(7,864)	(3,324)	(1,226)	(2,340)
Gain on bargain purchase of a business	—	1,781	4,920	—	—
Interest and other income	6,072	2,694	1,948	849	883
(Loss) income before income taxes	(21,414)	(47,355)	32,356	39,179	(44,160)
Income tax (benefit) provision	(7,455)	(16,928)	10,902	14,409	(16,689)
Net (loss) income	$(13,959)	$(30,427)	$21,454	$24,770	$(27,471)
Net (loss) income per share:
Basic	$(0.31)	$(0.69)	$0.49	$0.57	$(0.73)
Diluted	$(0.31)	$(0.69)	$0.49	$0.57	$(0.73)
Balance sheet data (at end of period)
Cash and cash equivalents	$136,327	$244,119	$188,500	$109,557	$95,480
Working capital	114,334	265,571	260,930	170,120	143,455
Property, plant and equipment, net	708,250	405,222	260,052	218,652	191,307
Total assets	1,005,312	811,828	631,492	496,136	438,262
Total long-term debt, less current maturities	354,768	263,334	79,663	255	255
Stockholders' equity	444,894	383,281	412,251	373,010	345,417
Cash Flow statement data:
Operating cash flow	$41,995	$64,232	$32,274	$57,306	$(6,733)
Investing cash flow	(310,007)	(181,177)	(51,558)	(44,134)	(104,924)
Financing cash flow	160,220	172,263	98,187	905	84,369
Other data:
Tons of zinc product shipped	169	189	152	137	118
Average LME zinc price (2)	$0.87	$0.88	$0.99	$0.98	$0.75
Capital expenditures	311,798	184,541	64,709	44,704	37,151
Depreciation and amortization	29,678	26,193	22,025	18,612	16,981

(1)	We acquired HZP on November 16, 2012 for a purchase price of $1,101, Zochem on November 1, 2011 for a purchase price of $15,078 and INMETCO on December 31, 2009 for a purchase price of $38,567.
(2)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Overview

Our History

We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest producer of zinc oxide and PW zinc metal in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries and other types of batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as two business segments, zinc products and services and nickel products and services.

While we vary our raw material inputs, or feedstock, based on cost and availability, our zinc products produced at our Monaca, Pennsylvania facility, which we expect will be permanently shut down in 2014, products to be produced at our new zinc facility in Mooresboro, North Carolina and our nickel-based products at our INMETCO facility use nearly 100% recycled zinc. including zinc recovered from our four EAF dust recycling operations located in four states. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We also produce zinc products at our Brampton, Ontario, Canada facility and utilize SHG zinc metal as raw material feedstock. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. INMETCO also provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic acquisitions and investments

In September of 2011, we announced plans to construct a new zinc facility to be located in Mooresboro, North Carolina, which we anticipate will be capable of production in excess of 155,000 tons of zinc metal per year once fully operational, including SHG zinc and CGG zinc, in addition to the PW zinc that we currently produce and will also enable us to potentially recover other marketable metals from WOX produced from EAF dust recycling. The facility is designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our current smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility will replace our older smelter technology and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.
The new facility will reduce our manufacturing conversion costs due to the lower energy cost, higher labor productivity, reduced operating maintenance costs, and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX before it is fed to the smelter.
We are approaching the point of mechanical completion of the equipment required to begin zinc production at the Mooresboro facility. Work continues on punch list items and ancillary facilities not needed to begin zinc production. The commissioning process is working toward completion in all of the critical areas. Throughout this process, no issues have been identified affecting our key assumptions regarding the technology, the value of the project, or our ramp-up expectations upon startup. We have experienced delays during early 2014 and some damage to piping, valves and fittings as a result of severe and prolonged cold weather conditions. The facility is particularly vulnerable to cold weather during the water circulation testing phase of the commissioning process. This is not expected to be the case during normal operations since residual heat in the system should be sufficient to minimize the risk of freezing. We have also experienced delays due to minor equipment issues mostly related to locating and repairing sources of leaks, which is to be expected during the commissioning process. The critical path to start-up is being paced by the commissioning activity in the cellhouse, which is primarily related to fine tuning the automation of crane movements and cathode stripping equipment. We expect to complete this work in March which could allow zinc production to begin before the end of the first quarter of 2014. The lead-silver recovery circuit is still expected to start up late in the second quarter of 2014. We have approximately 230 employees on-site and trained, supporting both the commissioning and start-up activities.
During 2011, to fund the initial stages of construction of the new zinc facility, we issued $100.0 million in principal amount of Convertible Notes on July 27, 2011 in a private placement. We received proceeds of $100.0 million and recognized approximately $3.5 million in issuance costs in connection with the offering. On September 28, 2011, we entered into a $60.0 million ABL Facility to support our liquidity needs during construction and to allow for the availability of previously restricted cash. We were able to release $18.7 million of restricted cash which was replaced with $17.8 million in letters of credit under the ABL Facility. We have $31.5 million outstanding under the ABL Facility at December 31, 2013.

In 2012, we issued $175.0 million of Senior Secured Notes on July 26, 2012 in a private placement. We received proceeds of $171.8 million and recognized approximately $7.7 million in issuance costs in connection with the offering. In addition, on August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for payment of the insurance premium on this loan. At December 31, 2013, we have $21.3 million outstanding under the Credit Agreement. On December 21, 2012, we entered into the $15.0 million CAD (approximately $14.1 million USD at December 31, 2013) Zochem Facility to support liquidity needs for its production capacity expansion under construction in Brampton, Ontario. At December 31, 2013, we have $10.0 million outstanding under the Zochem facility.

In 2013, we issued an additional $20.0 million of Senior Secured Notes on June 3, 2013. We received proceeds of $21.3 million and recognized $0.3 million in issuance costs in connection with the offering. On June 24, 2013, we entered into the $15.0 million INMETCO facility to support working capital requirements and for general corporate purposes. At December 31, 2013, we have $15.0 million outstanding under the INMETCO facility. On October 30, 2013, we completed an underwritten public offering and received $72.0 million in net proceeds after deducting $3.9 million in expenses related to the offering.

We have used the net proceeds of the 2011, 2012 and 2013 debt issuances, drawings under the credit facilities and proceeds from the equity offering, together with cash on hand, to construct the new zinc facility and for general corporate purposes, including working capital needs, investment in other business initiatives, other capital expenditures and acquisitions.

On November 16, 2012, we acquired the single membership interest in Mitsui Zinc Powder, LLC, a leading manufacturer of zinc powders for the alkaline battery business and renamed it Horsehead Zinc Powders, LLC. We had been a long-term supplier of SSHG zinc metal to MZP which is co-located at the site of our Monaca zinc smelter. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market.

On March 15, 2012, we announced that we had entered into an option agreement with Shell. On December 28, 2012, Shell extended its option to June 30, 2013. On June 28, 2013, we mutually agreed to further extend the period for Shell to exercise its option to January 2, 2014. At the end of December 2013, we entered into an Amended and Restated Option and Purchase Agreement with Shell that included extending the option period during which Shell may perform its evaluation. The amended agreement also provides for demolition activities to commence at Shell's expense. These activities have been initiated in certain areas of the facility while the smelter is still operation. A contractor has been engaged and demolition in certain areas is underway. We expect the demolition process to continue throughout 2014.

On September 27, 2012, we formed Horsehead Metal Products, Inc., a wholly owned subsidiary of Horsehead Corporation, which will own and operate our new Mooresboro, North Carolina facility.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada from Hudbay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced that we decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. We expect that the expansion project, which will increase the total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year, will be completed by the end of the first quarter of 2014. In addition, through Zochem, we plan to open a zinc oxide distribution and service center in 2014 to serve the growing market in the Southeastern region of the U.S. We expect that this distribution and service center will increase our warehousing and distribution network in the U.S. providing additional value to our long-standing relationships with our strategic zinc oxide customers.

Economic Conditions and Outlook

Our primary focus in the first quarter of 2014 will be managing transitional issues related to the shutdown of the Monaca facility and the completion of construction and commissioning activities at our new Mooresboro, North Carolina facility and at Zochem. We announced the permanent closure of the Monaca zinc oxide refinery in late December and shifted all future sales and production of zinc oxide to Zochem. In addition, we announced the formation of the ThirtyOx joint venture with Imperial Zinc Corp. intended to recover secondary zinc oxides to feed Mooresboro and secondary zinc metals to feed Imperial.

In December 2013, we idled one of our ten waelz kilns to balance capacity with supply. We expect to remain at this level at least through the first quarter of 2014. Steel industry output remained steady as we entered the first quarter of 2014, however, the movement and unloading of railcars was hampered by severe weather conditions. We expect this backlog situation will resolve itself as weather conditions improve.

On December 23, 2013, we permanently closed the zinc oxide refinery at the Monaca facility. We expect to operate the smelter at a five furnace level producing PW zinc metal until it is closed. We would expect the permanent closure of the smelter to occur within a few weeks after we have started to ramp up zinc production at the Mooresboro facility. At a five furnace operating level, we have the opportunity to generate incremental value from the sale of WOX and zinc calcine to other zinc producers given that we have insufficient capacity to consume all of these zinc units internally. As a result, we started to sell these intermediate products during the fourth quarter of 2013 and expect to continue this practice until the Mooresboro facility is sufficiently ramped up to fully consume all of the waelz oxide we produce.

At Zochem, we operated five of seven muffle furnaces for most of the fourth quarter. We started the sixth furnace in February 2014 and expect to start the seventh furnace before the end of the first quarter of 2014 as we sell the remaining inventory in Monaca and ramp up production at Zochem. As we enter 2014, we continue to see oxide premiums holding steady with our previously-announced price increase, and volume has been stronger than expected. Construction activity related to the expansion project at Zochem is winding down with final punch list items expected to be completed before the end of the first quarter of 2014.

At INMETCO, we anticipate stronger tolling receipts in 2014 as Outokumpu continues ramping up production at its Calvert, Alabama facility. We have started to increase power to our submerged arc furnace to increase melting output and keep pace with stronger tolling receipt levels.

Zinc and nickel prices have also shown slight recovery since the end of 2013.

During 2013, the economy continued to remain stable. Our quarterly zinc product shipment levels for 2013, excluding Zochem shipments, decreased over the quarterly shipment levels for 2012 due to production difficulties and the impending closure of the Monaca facility. Zinc oxide shipments, at our Zochem facility, improved 13% over 2012 shipments as expansion milestones were completed and production shifted from Monaca. INMETCO shipment tons remained steady in 2013 while tolling receipts increased 15% over 2012 receipts. During the fourth quarter, we processed a quantity of dust approximately 7% higher than our dust receipts during the quarter and as a result, in December 2013, we idled one of our ten waelz kilns to balance capacity with supply.

Factors Affecting Our Operating Results

Market Price for Zinc and Nickel.  Since we generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2013, comprised approximately 87% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues.

Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and through the first half of 2011. During the second half of 2011, the monthly average zinc prices began a steady decline which continued through the end of 2011 but then stabilized during 2012 and 2013.

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2013 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87

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

The 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and we received $0.8 million in cash from settlement of these contracts during 2012. The monthly average LME zinc price for the remaining months, during the year ended December 31, 2012, was above the strike prices for the contracts and they consequently expired with no additional settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the year ended December 31, 2012.

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
During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5,000 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound.

The sale of the put options resulted in a $1.3 million cash benefit, and the Company was able to put the swaps in place without any additional payment. In December 2013, the Company entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These swaps were transacted without any payment by the Company. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 is 26,600 tons. The Company converted a portion of their put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, the Company also continues to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the second quarter.
The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for six of the twelve months in the year ended December 31, 2013 were lower than the strike price for the contracts and the Company received a total of $1.4 million during the year ended December 31, 2013. The average LME monthly zinc price for three months during the twelve months ended December 31, 2012 were lower than the strike price for the contract and the Company received a total of $0.8 million during the year ended December 31, 2012.
The Company received $1.1 million from the settlement of fixed price swaps during the fourth quarter of 2013.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2013 were as follows:

LME Nickel Prices	2010	2011	2012	2013
Daily High	$11.81	$13.17	$9.90	$8.44
Daily Low	$8.36	$7.68	$6.89	$5.97
Average	$9.89	$10.36	$7.97	$6.81

Demand for Zinc and Nickel-Based Products.  We generate revenue from the sale of zinc metal, zinc oxide, zinc-based powders, nickel-based products and services, as well as from the collection and recycling of EAF dust. Demand for our products and services decreased significantly in the fourth quarter of 2008 due to the severe economic slowdown and continued into the first quarter of 2009. Demand for our products began to increase in the second quarter of 2009 and has continued to increase through 2012, as our smelting facility and recycling plants operated at near-capacity during 2012, reflecting some increase in market share and some strengthening of underlying market demand. During 2013, we elected to reduce shipments of zinc products in order to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. At the end of 2013, we began to ship some of the inventory that we had been building during 2013. Our zinc equivalent production of zinc products at our Monaca, Pennsylvania facility for 2013 was 125,000 tons compared to 146,000 and 137,000 tons in 2012 and 2011, respectively.

Weekly steel industry capacity utilization was at its lowest level in several years during the first half of 2009, but began to increase during the second quarter of 2009 through the second quarter of 2010 then leveled during the third and fourth quarters of 2010. During the fourth quarter of 2011, we wrote off the remaining assets of our Beaumont, Texas facility, our smallest and highest cost facility, which had been idled and its assets written down to net realizable value in 2009. We began operations at the first kiln at our Barnwell, South Carolina facility in April of 2010 and the second kiln in September of 2010. Weekly steel capacity utilization continued its general upward trend from 2010 through the first quarter of 2011 and has remained relatively constant in the mid 70% range throughout the first half of 2012 but dipped in the fourth quarter of 2012 to its lowest average quarterly level since 2010. During 2013, weekly steel industry capacity increased back to the mid 70% range for most of the year.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts			Revenue/Ton
	2013	2012	2011	2013	2012	2011
Product:	(Tons, in thousands)			(In U.S. dollars)
Zinc Products (1)	169	189	152	$1,981	$1,875	$2,024
EAF Dust	607	618	528	$72	$69	$69
Nickel-based products	28	28	28	$1,568	$1,717	$1,930
(1) Includes Zochem since November 1, 2011 and HZP since November 16, 2012.

Cost of Sales (excluding depreciation and amortization).  Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. In 2013, our zinc related purchased feedstock costs at our Monaca facility comprised approximately 14% of our production costs compared to 19% for 2012 and 18% for 2011. Purchased feedstock related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. For 2013, the conversion related costs were 50% and EAF based feedstock represented 36% of our production costs at our Monaca facility. Purchased feedstock costs at our Zochem facility, which comprised 87% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 13% of our 2013 production costs at our Zochem facility.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. Lower-of-cost-or-market (“LCM”) adjustments can result. During 2013, 2012 and 2011, we recorded LCM adjustments of $3.7 million, $1.4 million and $0.8 million, respectively. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through cost of sales during the same month it is purchased.

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

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, they experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs were substantially complete by the end of the first quarter of 2013. The damages from the fire exceeded our insurance deductible of $0.5 million and an estimated claim of $4.9 million was submitted for property damage insurance recovery and we reached a final settlement in the amount of $4.0 million during the second quarter of 2013. As of December 2013, the entire insurance recovery of $4.0 million had been received in cash.
See Footnote DD - Insurance Recoveries in our Audited Consolidated Financial Statements.
Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•LME price of zinc and nickel;
•changes in cost of energy and fuels;
•gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the zinc product markets, EAF dust or nickel-bearing waste recycling markets;
•production levels in the domestic steel industry;
•increases and decreases in the use of zinc and nickel-based products;
•expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;
•expenditures required to comply with environmental and other operational regulations;
•access to credit by our customers; and
•our operational efficiency improvement programs.

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

Energy is one of our most significant costs. Our processes rely on electricity, coke and natural gas to operate. Our freight operations depend heavily on diesel fuel. Energy prices, particularly for coke and diesel fuel, have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility. In September 2011, we entered into a new power purchase agreement to supply our electrical power needs at our Monaca, Pennsylvania facility at rates lower than the cost at which we are currently able to produce power on-site, which led to our decision to idle our Monaca, Pennsylvania power plant in September 2011. During the fourth quarter of 2012, the power plant was written down to its net realizable value as we determined that it will not be restarted prior to the final closure of the Monaca facility.

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

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, and supplies and spare parts, are valued at the lower-of-cost-or-market using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc and nickel are traded as commodities on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider the forward metal prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value and to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average prices. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME prices that we use to make the lower of cost or market adjustments.

Insurance Claim Liabilities

The Company accrues for costs associated with self-insured retention under certain insurance policies (primarily workers’ compensation) based on estimates of claims, including projected development, from information provided by the third party administrator and a third party actuarial firm. Accruals for estimated costs are undiscounted and are subject to change based on development of such claims. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as current liabilities, with the remainder included in non-current liabilities in the Consolidated Balance Sheets.

Share-Based Compensation

The Company has a share-based compensation plan. Employee stock options granted on or after January 1, 2006 are expensed by the Company over the requisite service period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted stock unit service or performance related grants are expensed by the Company over the vesting period, with the cost measured based on the stock price on the grant-date multiplied by the number of restricted stock units granted. Restricted stock unit market based grants are expensed using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as a basis for the Black Scholes and Monte Carlo valuations.

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The three levels are described as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note I - Cash and Cash Equivalents in our Audited Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 1 of the fair value hierarchy (see Note P - Long Term Debt in our Audited Consolidated Financial Statements).

•Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note V - Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements). The pension assets are carried at fair value and are considered to be in Level 2 of the fair value hierarchy (see Note T - Employee Benefit Plans in our Audited Consolidated Financial Statements).

•Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt in our Audited Consolidated Financial Statements). The Senior Secured Notes, issued on July 26, 2012 and the Additional Notes, issued on June 3, 2013, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt in our Audited Consolidated Financial Statements).

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

We record derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third party counterparties with whom we have entered into substantially identical derivative contracts. We also compare the counterparties valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, we utilize LME-registered contracts entered into with the London Clearing House for some of the contracts. In addition, we minimize credit loss by utilizing 7 different brokers for our derivative contracts. (See Note V - Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements).

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

We have no goodwill.

Acquisitions

We recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Acquisition costs are expensed as incurred. (See Note E - Acquisition of Business in our Audited Consolidated Financial Statements).

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	93.9	99.3	83.6
Depreciation and amortization	6.7	6.0	4.9
Selling, general and administrative expenses	5.0	4.8	5.1
(Loss) income from operations	(5.6)	(10.1)	6.4
Interest expense	0.6	1.8	0.7
Gain on bargain purchase of a business	—	0.4	1.1
Interest and other income	1.4	0.6	0.4
(Loss) income before income taxes	(4.8)	(10.9)	7.2
Income tax (benefit) expense	(1.6)	(3.9)	2.4
Net (loss) income	(3.2)%	(7.0)%	4.8%

Net (loss) income per share
Basic	$(0.31)	$(0.69)	$0.49
Diluted	$(0.31)	$(0.69)	$0.49

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2011	2012	2013	2014	Swaps	Total
Fair value December 31, 2010	$579	$—	$—	$—	$405	$984
Purchases	—	—	—	—	—	—
Write-off of expired positions	(1)	—	—	—	(334)	(335)
Mark to market adjustments on open positions	(427)	—	—	—	(34)	(461)
Fair value March 31, 2011	151	—	—	—	37	188
Purchases	—	*	*	—	—	—
Write-off of expired positions	—	—	—	—	(66)	(66)
Mark to market adjustments on open positions	(117)	(10,288)	(4,931)	—	963	(14,373)
Fair value June 30, 2011	34	(10,288)	(4,931)	—	934	(14,251)
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	—	—	(556)	(556)
Mark to market adjustments on open positions	38	25,834	13,148	—	(12)	39,008
Fair value September 30, 2011	72	15,546	8,217	—	366	24,201
Purchases	—	7,835	7,908	—	32	15,775
Write-off of expired positions	(72)	(3,404)	(2,281)	—	(339)	(6,096)
Mark to market adjustments on open positions	—	(2,254)	(141)	—	(1,029)	(3,424)
Fair value December 31, 2011	—	17,723	13,703	—	(970)	30,456
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	(2,620)	—	—	287	(2,333)
Mark to market adjustments on open positions	—	(9,160)	(5,306)	—	1,640	(12,826)
Fair value March 31, 2012	—	5,943	8,397	—	957	15,297
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	(743)	—	—	(254)	(997)
Mark to market adjustments on open positions	—	(807)	(293)	—	(441)	(1,541)
Fair value June 30, 2012	—	4,393	8,104	—	262	12,759
Purchases/Sales	—	—	1,608	—	—	1,608
Write-off of expired/sold positions	—	(1,464)	—	—	(154)	(1,618)
Mark to market adjustments on open positions	—	(2,622)	(5,198)	—	624	(7,196)
Fair value September 30, 2012	—	307	4,514	—	732	5,553
Purchases/Sales	—	—	3,337	—	—	3,337
Write-off of expired/sold positions	—	(307)	—	—	(562)	(869)
Mark to market adjustments on open positions	—	—	(3,449)	—	188	(3,261)
Fair value December 31, 2012	—	—	4,402	—	358	4,760
Purchases	—	—	—	774	—	774
Write-off of expired positions	—	—	(172)	—	(177)	(349)
Mark to market adjustments on open positions	—	—	901	535	(39)	1,397
Fair value March 31, 2013	—	—	5,131	1,309	142	6,582
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	(1,035)	—	27	(1,008)
Mark to market adjustments on open positions	—	—	(294)	(29)	481	158
Fair value June 30, 2013	—	—	3,802	1,280	650	5,732
Purchases	—	—	(540)	(155)	—	(695)
Write-off of expired positions	—	—	(2,304)	(5)	(274)	(2,583)
Mark to market adjustments on open positions	—	—	(625)	(504)	2,014	885
Fair value September 30, 2013	—	—	333	616	2,390	3,339
Purchases	—	—	—	—	—	—
Write-off of expired positions	—	—	(333)	—	(1,646)	(1,979)
Mark to market adjustments on open positions	—	—	—	(578)	(2,176)	(2,754)
Fair value December 31, 2013	$—	$—	$—	$38	$(1,432)	$(1,394)
* Put and call options were purchased and call options were sold having a net zero cash outlay

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods. The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2012				2013
	Quarter ended				Quarter ended
Average LME zinc price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Quarter	$0.92	$0.87	$0.86	$0.88	$0.92	$0.83	$0.84	$0.86
Year-to-date	$0.92	$0.90	$0.88	$0.88	$0.92	$0.88	$0.87	$0.87
Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Consolidated net sales. Consolidated net sales increased $6.2 million, or 1.4%, to $441.9 million for 2013 compared to $435.7 million for 2012. Net sales for 2013 were reduced by $5.7 million from unrealized non-cash adjustments related to hedging activities. Net sales for 2012 were reduced by $30.7 million from unrealized non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales decreased $18.7 million, or 4.0%, to $447.6 million for 2013 from $466.3 million for 2012. The decrease includes a $15.8 million decrease in net sales for zinc products and services (“Zinc”) and a $2.9 million decrease in nickel products and services (“Nickel”).
Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales decreased $17.8 million, or 4.1%, to $414.8 million for 2013 compared to $432.6 million for 2012. Nickel cost of sales for 2013 and 2012 includes benefits from property damage insurance recoveries of $2.3 million and $1.1 million, respectively, net of additional cost of repairs and clean up. Zinc cost of sales for 2013 and 2012 includes impairment charges of $9.3 million and $25.3 million. Zinc cost of sales for 2013 also includes one time charges for severance and inventory writeoffs of $10.4 million related to the impending closure of the Monaca, Pennsylvania facility. Excluding the net insurance benefits, the impairment charges, and one time charges related to the closure of the Monaca facility, cost of sales decreased $10.9 million for 2013 compared to 2012. The decrease includes a $11.2 million decrease in Zinc cost of sales and a $0.3 million increase in Nickel cost of sales.
Consolidated depreciation and amortization. Consolidated depreciation and amortization increased $3.5 million, or 13.4%, to $29.7 million for 2013 compared to $26.2 million for 2012. The increase reflects an increase of excess depreciation expense of $0.4 million, related to the eventual closing of the Monaca, Pennsylvania facility, depreciation and amortization related to HZP of $1.4 million and depreciation on property, plant and equipment additions since December 31, 2012.

Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $1.3 million, or 6.2%, to $22.2 million for 2013 compared to $20.9 million for 2012. The increase was primarily due to an increase in non cash compensation and a favorable adjustment in 2012 of $0.4 million related to non income related taxes.
Consolidated other income (expense). Net consolidated other income (expense) was $3.4 million for 2013 compared to $(3.4) million for 2012. Total actual interest expense for 2013, increased by $13.8 million over 2012, due primarily to interest associated with the Senior Secured Notes issued on July 26, 2012, Additional Notes issued on June 3, 2013 and increased borrowings on the Credit Agreement and three credit facilities. This additional interest expense, however, was offset by capitalized interest of $29.4 million during 2013, related to construction of the new zinc facility. During 2013 and 2012, Shell extended its option on our Monaca facility and, pursuant to the contract, we recorded income of $3.4 million and $0.5 million, respectively. During 2012, we recorded $1.8 million in gains on a bargain purchase related to the acquisition of HZP.
Consolidated income tax benefit. Our consolidated income tax benefit was $7.5 million for 2013 compared to an income tax benefit of $16.9 million for 2012. Our effective tax rates were 34.8% for 2013 and 35.8% for 2012. The decrease in the effective tax rate primarily reflects the combined effect of a change in our pre-tax income for 2013 and the related impact of permanent differences. In addition, a valuation allowance was recorded in 2013, which reduced the effective rate.
Consolidated net income (loss). Net loss for 2013 was $(13.9) million. Excluding a net insurance benefit of $1.5 million, impairment charges of $6.1 million and one time charges related to our Monaca facility of severance and inventory writeoffs of $6.8 million, our net loss for 2013 was $(2.5) million.
Business Segments

Zinc Products and Services (“Zinc”)
Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $15.8 million, or 3.9%, to $394.0 million for 2013 compared to $409.8 million for 2012. The decrease was a result of a $47.6 million decrease in sales volume primarily reflecting decreased shipments of zinc metal, zinc oxide and EAF dust receipt tons partially offset by a $10.9 million increase in price realization compared to 2012. The increase in price realization was the result of higher realized premiums per pound on zinc oxide tons sold for 2013 compared to 2012. The average LME zinc price, however, was 1.9% lower for 2013 compared to 2012. Net sales includes an increase in sales for HZP, acquired on November 16, 2012, of $18.3 million. Miscellaneous and other sales increased $2.6 million for 2013 as compared to 2012 primarily related to the sale of WOX and zinc calcine. Net sales for 2013 were reduced by unrealized non-cash adjustments of $5.6 million relating to our hedging activities. Net sales for 2012 were reduced by unrealized non-cash adjustments of $30.9 million, relating to our hedging activities.
Zinc product shipments were 169,376 tons for 2013, or 152,964 tons on a zinc contained basis, compared to 189,044 tons, or 170,123 tons on a zinc contained basis, for 2012. The average sales price realization for zinc products on a zinc contained basis, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.10 per pound for 2013 compared to $1.04 per pound for 2012. The increase reflects higher realized premiums to the LME zinc price when compared to 2012.
Net sales of zinc metal decreased $26.0 million, or 15.0%, to $147.6 million for 2013 compared to $173.6 million for 2012. The decrease was attributable to a decline in volume partially related to our efforts to increase product premiums during 2013 while building inventory to support customer demand during the transition of production facilities to North Carolina. In addition, metal sales to HZP were treated as intercompany sales during 2013 and eliminated in consolidation.
Net sales of zinc oxide decreased $12.6 million or 7.2%, to $163.3 million for 2013, compared to $175.9 million for 2012. The decrease was primarily due to a $23.3 million decline in sales volume partially offset by an increase in price realization of $10.7 million. The increase in price realization resulted from zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium to the average LME zinc price. This increase in zinc oxide premium was partially offset by a 1.9% lower LME zinc price for 2013 compared to 2012.
Net sales of zinc and copper-based powders increased $19.2 million to $33.8 million for 2013 compared to $14.6 million for 2012. The increase resulted from an increase in volume of $19.9 million primarily due to the inclusion of HZP, which was acquired on November 16, 2012. The increase in volume was partially offset by a $0.7 million decrease in price realization primarily related to our copper-based powders. In December 2013, we sold our copper powders based business.
Revenues from EAF dust recycling increased $1.0 million, or 2.3%, to $43.6 million for 2013 from $42.6 million for 2012. The increase was primarily due to an increase in price realization of $1.8 million partially offset by an decrease of $0.8 million in volume. EAF dust receipts for 2013 were 607,463 tons compared to 618,366 tons for 2012.
Cost of sales (excluding depreciation and amortization). Cost of sales for zinc product and services, after excluding, in 2013, an impairment charge of $9.3 million and one time charges for severance and inventory write-offs of $10.4 million related to the impending closure of the Monaca, Pennsylvania facility and excluding $25.3 million in impairment charges recorded in 2012, decreased $11.2 million to $360.7 million for 2013, compared to $371.9 million for 2012. For the 2013 and 2012, cost of sales was 91.5% and 90.8%, respectively, of net sales, after excluding from net sales the unfavorable non-cash adjustments relating to hedging of $5.6 million for 2013 and $30.9 million for 2012 and excluding from cost of sales charges for impairment, severance and inventory write-offs for 2013 and impairment charges for 2012.
Cost of sales for zinc material and other products, after excluding an impairment charge of $9.3 million, one time charges for severance and inventory write-offs of $10.4 million in 2013 and an impairment charge of $25.3 million in 2012, all related to the closure of Monaca, Pennsylvania facility, decreased $13.0 million, or 3.8%, to $325.8 million for 2013 compared to $338.8 million for 2012. The decrease was a result of a $43.1 million decrease in volume partially offset by a $11.7 million increase in the cost of zinc products produced. The cost of zinc material and other products sold includes additional production costs of $16.6 million during 2013 related to HZP which was acquired in November 2012. Miscellaneous and other costs increased $1.8 million in 2013 compared to 2012 primarily due to 2013 sales of WOX and calcine. The cost of zinc material includes LCM inventory adjustments of $3.7 million and $1.4 million for 2013 and 2012, respectively, primarily due to the continued attrition of the LME zinc price. Conversion costs at the Monaca, Pennsylvania facility reflect a 14.7% decrease in production levels due to the impending shutdown of the Monaca facility which increased employee turnover at that facility. Production also decreased as a result of an unplanned shutdown and rebuild of two metal columns and one oxide refining column during April 2013 which reduced downstream capacity to process metal from the smelter. Additionally, during the third quarter, we were forced to operate at a five furnace level for most of the quarter due to the temporary shutdown of two smelting furnaces and continued to operate at a five furnace level for most of the fourth quarter of 2013. As a result of this decrease in production, conversion costs decreased $5.4 million. Coke costs decreased $5.1 million and maintenance and services decreased $1.0 million. These decreases were partially offset by an increase in utilities of $1.9 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for 2013 decreased 9.6% compared to 2012.
The cost of EAF dust services increased $1.8 million, or 5.4%, to $34.9 million for 2013 from $33.1 million for 2012. The increase was the result of higher transportation costs of $2.4 million partially offset by a decrease of $0.6 million in volume. EAF dust receipts tons decreased 1.8% for 2013 compared to 2012.
Income (loss) before income taxes. For the reasons stated above, our loss before income taxes in 2013 was $(33.0) million for 2013, which includes $5.6 million in unfavorable unrealized non cash adjustments from our hedging activities. Our loss before income taxes in 2012 was $(56.8) million, which included $30.9 million in unfavorable unrealized non cash adjustments from our hedging activities.
Nickel Products and Services (“Nickel”)
Net sales. Net sales decreased $3.2 million, or 5.6%, to $53.5 million for 2013 compared to $56.7 million for 2012. The decrease was mainly the result of a $2.9 million reduction from lower price realization and a $0.9 million increase due to higher shipment volume. Lower LME nickel prices for 2013 compared with 2012 were the primary reason for the lower price realization. Environmental service revenue decreased $0.9 million for 2013 compared with 2012. Net sales for 2013 included $0.1 million unfavorable non-cash adjustments related to nickel hedging activities while net sales for 2012 included favorable $0.2 million non cash adjustments related to nickel hedging activities.

Cost of sales (excluding depreciation and amortization). Cost of sales, excluding net insurance benefits of $2.3 million in 2013 and $1.1 million in 2012, increased $0.3 million, or 0.8%, to $36.7 million for 2013 compared to $36.4 million for 2012. The increase was mainly the result of a $0.7 million increase due to higher shipment volume and a $0.4 million reduction related to lower costs of product shipped. The decrease in the cost of product shipped was due to lower raw material costs resulting from a 14.4% lower average LME nickel price in 2013 as compared to 2012.
Income before income taxes. For the reasons stated above, income before income taxes, excluding a $2.3 million benefit related to insurance recoveries in 2013 and a $1.1 million insurance benefit in 2012, was $10.2 million for 2013 compared to $13.9 million for 2012.

Year Ended December 31, 2012 Compared with Year Ended December 31, 2011

Consolidated net sales. Consolidated net sales decreased $15.5 million, or 3.4%, to $435.7 million for 2012 compared to $451.2 million for 2011. Net sales for 2012 include $30.6 million of net unrealized losses relating to hedging activities. Net sales for 2011 includes net realized gains of $13.4 million related to the purchase of previously sold call positions and net unrealized gains of $0.3 million related to other hedging activities. Excluding the net unrealized adjustments related to hedging activities, consolidated net sales increased $15.4 million, or 3.4%, to $466.3 million in 2012 from $450.9 million for 2011. The increase includes a $21.4 million increase in net sales for Zinc and $6.0 million decrease in Nickel. 2011 Zinc net sales include the sales of Zochem, which was acquired on November 1, 2011, for the two month period ending December 31, 2011.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales increased $55.2 million, or 14.6%, to $432.6 million for 2012 compared to $377.4 million for 2011. Cost of sales for 2012 and 2011 include impairment charges of $25.3 and $9.8 million, respectively, related to the Monaca, Pennsylvania facility. Zinc cost of sales for 2011 include benefits from business interruption and property damage insurance recoveries, net of additional cost of repairs and clean-up, of $9.4 million. Nickel cost of sales for 2012 include benefits from property damage insurance recoveries, net of additional cost of repairs and clean-up of $1.1 million. Excluding the additional costs and insurance recoveries and the impairment charges, cost of sales increased $31.4 million, or 8.3%, to $408.4 million for 2012 from $377.0 million for 2011. The increase includes a $32.4 million increase in Zinc cost of sales, which included an increase of 24.3% in zinc products shipped primarily due to a full year of Zochem sales. Nickel cost of sales decreased $1.0 million.

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

Zinc finished product shipments were 189,044 tons for 2012, or 170,123 tons on a zinc contained basis, compared to 151,997 tons, or 139,515 tons on a zinc contained basis, for 2011. The average sales price realization for zinc products on a zinc contained basis, was $1.04 per pound compared to $1.10 per pound for 2011. The decrease was primarily the result of a decrease of 11.1% in the LME average zinc price compared to 2011.

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

The cost of zinc material and other zinc related products sold, excluding Zochem, impairment charges and net insurance recoveries, decreased $26.4 million, or 8.6%, to $279.6 million in 2012 from $306.0 million in 2011. The decrease was primarily due to a decrease of $25.7 million in the cost of products shipped partially offset by an increase of $11.0 million in shipment volume. In addition, 2011 included costs of $9.4 million related to the sale of excess coal, additional costs of $1.8 million related to the Monaca power plant, which was idled in September 2011 and $2.4 million in costs related to WOX sales. 2011 also included the reversal of $1.5 million in an environmental reserve. Conversion costs for 2012 reflect an increase in production levels of 6.4% compared to 2011. As a result of the increase in production volume, energy costs increased $0.9 million, which resulted from an increase of 15.4% in the cost of coke primarily offset by a decrease in the cost of electricity and natural gas. Labor costs, after excluding a $2.3 million increase related to signing bonuses for several union contracts which occurred in 2011, increased $2.4 million which reflects the increase in production. Additionally, maintenance costs increased $2.3 million and services increased $1.5 million. The cost of purchased feed expressed as a percentage of the LME remained approximately the same for both 2012 and 2011.

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

(Loss) income before income taxes. For the reasons stated above, (loss) income before income taxes decreased $73.5 million to $(56.8) million in 2012 from $16.7 million in 2011.

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

Income before income taxes. For the reasons stated above, income before income taxes, decreased $3.6 million, or 19.4%, to $15.0 million in 2012 from $18.6 million for 2011.
Liquidity and Capital Resources

Our balance of cash and cash equivalents at December 31, 2013 was $136.3 million, a $107.8 million decrease from the December 31, 2012 balance of $244.1 million. Cash and cash equivalents are primarily held in three U.S. banks and one Canadian bank.

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility (as amended, the "ABL Facility") to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and ABL Facility. We had $31.5 million in outstanding borrowings on the ABL Facility as of December 31, 2013.

On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. We closed on this facility on November 14, 2012. As of December 31, 2013, we had $21.3 million in outstanding borrowings on the Credit Agreement.

On December 21, 2012, Zochem entered into our $15,000 CAD (approximately $14,109 USD at December 31, 2013) Zochem Facility. We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion currently under construction in Brampton, Ontario. We had $10.0 million in outstanding borrowings on this facility as of December 31, 2013.

On June 3, 2013, we completed the sale to certain purchasers of an additional $20.0 million in aggregate principal amount of our Senior Secured Notes (the “Additional Notes”) at an issue price of 106.5% of the principal amount of the Additional Notes plus accrued interest from June 1, 2013. The Additional Notes have an effective interest rate of 8.6%.

On June 24, 2013, INMETCO entered into the INMETCO Facility. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes. We had $15.0 million in outstanding borrowings on this facility as of December 31, 2013.

On October 30, 2013, we completed an underwritten public offering of 6.3 million shares of common stock, including 0.8 million shares sold pursuant to the underwriters' exercise of their option to purchase additional shares, at a price to the public of $12.00 per share. We received approximately $72.0 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses.

Regarding the new zinc facility, we have reached the point of mechanical completion of the equipment required to begin zinc production at the Mooresboro facility. We expect to complete this work in March 2014, which absent any other delays, could allow zinc production to begin before the end of the first quarter of 2014. The lead-silver recovery circuit is still expected to start up late in the second quarter of 2014.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. During 2014, we expect a decline in liquidity during the period between the end of production at the Monaca facility and the ramp up of production at our new Mooresboro facility. The Monaca facility is expected to continue to operate for a few weeks after the start of production at Mooresboro. The ramp up of production at Mooresboro is expected to take several months and this is expected to create a reduction in the borrowing base of our ABL facility until such time that the borrowing base increases as Mooresboro production and shipments increase.

We believe the combination of our cash balance of approximately $136.3 million at December 31, 2013, which includes drawdowns on our credit facilities and the net proceeds from the issuance of the equity offering, along with our availability as of December 31, 2013 of $3.6 million under our three revolving credit facilities and $3.6 million under our credit agreement, in addition to our cost reduction initiatives, our hedging positions and our cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the final phase of construction and commissioning of the new zinc facility and our capital needs during its ramp up to full production, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Capital expenditures for 2014 are estimated to be approximately $84 million, which includes expenditures related to the final phase of construction of the new zinc facility, the completion of the Zochem expansion, other expansion projects and maintenance capital.

Cash Flows from Operating Activities

Our operations provided a net $42.0 million of cash in 2013. The cash flows generated reflect the operating performance in 2013, reflecting lower sales for that period. During 2013, we began to build inventory at our Monaca location in order to be able to service customers during the start-up of the new zinc facility in the first quarter of 2014. This build of inventory during 2013 used $14.4 million of cash. During 2013, we received a $3.2 million federal income tax refund and $4.0 million in insurance proceeds from the October 2012 fire at our INMETCO facility.

Our investment in working capital was $114.3 million at December 31, 2013 and $265.6 million at December 31, 2012. This decrease in working capital was primarily due to an increase in accounts payable and a decrease in cash during 2013 primarily related to capital expenditures for the new zinc facility.

Cash Flows from Investing Activities

Capital expenditures were $311.8 million for 2013, of which $287.3 million related to the construction of the new zinc facility. Insurance proceeds from the INMETCO fire which related to fixed assets were $1.8 million.
Cash Flows from Financing Activities

Cash provided by financing activities totaled $160.2 million and consisted primarily of net proceeds of $72.0 million from the issuance of equity on October 30, 2013, $74.5 million in borrowings on the credit facilities offset by repayments of $18.0 million, $13.4 million in borrowings on the Credit Agreement offset by repayments of $1.9 million, and $21.3 million in Senior Secured Notes issued on June 3, 2013.

Year Ended December 31, 2012

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

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2013:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt obligations (excluding interest)	$373.1	$2.9	$62.5	$300.7	$7.0
Operating lease obligations	13.2	4.3	6.0	2.1	0.8
Interest on fixed rate debt	85.0	24.3	48.6	12.1	—
Interest on variable rate debt (1)	6.5	2.1	3.4	0.7	0.3
Other long-term liabilities (2)	14.7	1.4	2.5	2.0	8.8
Total	$492.5	$35.0	$123.0	$317.6	$16.9

(1) Variable rate interest expense includes interest on our three credit facilities and our credit agreement. Interest expense is estimated based on our year end 2013 debt balances, maturities and interest rates. The estimate assumes no additional borrowings. Our actual debt balances and interest rates may fluctuate in the future. Therefore, actual interest payments may vary from those payments detailed in the above table.

(2) Other long-term liabilities include obligations associated with the NMTC put option, the pension liability, obligations associated with the new zinc facility and payments under the ESOI and MZP deferred purchase agreements.

At December 31, 2013, we were a party to a raw material supply agreement through 2014. The agreement requires us to purchase 39,000 tons for 2014 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2013 average LME zinc price, this purchase commitment is estimated to be approximately $77 million for 2014.

Capital expenditures for 2014 are estimated to be approximately $84 million, which includes expenditures related to the final phase of construction of the new zinc facility, the completion of the Zochem expansion, other expansion projects and maintenance capital.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of December 31, 2013, we had letters of credit outstanding under the ABL and Zochem Facility in the amount of $10.1 million primarily to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead natural gas and, until September 2011, coal. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the prices of zinc and nickel through 2014.

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we utilize LME-registered contracts entered into with the London Clearing House for a majority of our put option contracts. We also minimize credit loss by utilizing several different brokers for our derivative contracts. At December 31, 2013, we are utilizing 7 different brokers for our hedging program.

From January through November 1, 2011, the clearing agent for the majority of our hedges had been MF Global UK Ltd, a U.K. affiliate of MF Global. On November 1, 2011, MF Global Holdings Ltd. And MF Global Finance USA filed for U.S. bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code, and a special administration order was issued in the United Kingdom in respect of MF Global UK Limited, appointing partners of KPMG LLP as joint administrators responsible for managing its business. We transferred all our LME-registered hedging contracts, which included our entire put and call options for 2012 and 2013, to an alternate clearing member of the London Clearing House. On November 11, 2011, we received notification via email from MF Global UK Ltd. (in special administration) notifying us that all outstanding Over the Counter (“OTC”) hedge positions would be closed with an effective date of November 1, 2011. The net value of these outstanding OTC positions was $0.4 million and this amount was written off during the fourth quarter of 2011. During the first quarter of 2013, the Company sold its rights to any future bankruptcy settlement for these OTC positions to a third party and received $0.8 million.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011, our $25.8 million Credit Agreement entered into on November 14, 2012, our $15.0 million CAD Zochem Facility (approximately $14,109 USD at December 31, 2013) entered into on December 21, 2012 and our $15.0 million INMETCO facility entered in on June 24, 2013, all of which bear interest at variable rates. Assuming that our three credit facilities and Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.1 million.

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

The 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for June, July and August was lower than the strike price for the contract and we received $0.8 million in cash from settlement of these contracts during 2012. The monthly average LME zinc price for the remaining months, during the year ended December 31, 2012, was above the strike prices for the contracts and they consequently expired with no additional settlement payment due to us. Since the average monthly LME zinc price was lower than $1.81 per pound, we did not exercise any call options during the year ended December 31, 2012.

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

During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5,000 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These swaps were transacted without any payment by us. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 is 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we also continue to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.

The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for six of the twelve months in the year ended December 31, 2013 were lower than the strike price for the contracts and the Company received a total of $1.4 million during the year ended December 31, 2013. The average LME monthly zinc price for three months during the twelve months ended December 31, 2012 were lower than the strike price for the contract and the Company received a total of $0.8 million during the year ended December 31, 2012.
The Company received $1.1 million from the settlement of fixed price swaps during the fourth quarter of 2013.

During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the second quarter.

The put options are included in “Prepaid expenses and other current assets” in our consolidated financial statements at December 31, 2013. The fixed price swap contracts are included in "Accrued expenses" in our consolidated financial statements at December 31, 2013 as a result of the forward price of zinc at December 31, 2013 being higher than the strike price of approximately $0.90 per pound.

At December 31, 2013, we were a party to a raw material supply agreement through 2014. The agreement requires us to purchase 39,000 tons for 2014 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2013 average LME zinc price, this purchase commitment is estimated to be approximately $77 million for 2014.

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
ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)) are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting (as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 1992 Internal Control Integrated Framework. Based on our assessment, management believes that, as of December 31, 2013, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited our financial statements included in this Annual Report on Form 10−K has issued an attestation report on our internal control over financial reporting. Please see “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.
We have audited the internal control over financial reporting of Horsehead Holding Corp. (a Delaware Corporation) and Subsidiaries’ (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated March 13, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 13, 2014

ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since April 10, 2006. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.horsehead.net-click on “Investor Relations”, then click on "Corp. Governance" and then click on “Code of Ethics for Senior Management.” We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Horsehead Holding Corp., Attention: Corporate Secretary, 4955 Steubenville Pike, Suite 405, Pittsburgh, Pennsylvania 15205.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item may be found in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2014 Annual Meeting of Stockholders and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 13, 2014.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 13, 2014.

SIGNATURE	TITLE

Chairman of the Board of Directors,
/s/ James M. Hensler	President and Chief Executive Officer
James M. Hensler	(Principal Executive Officer)

/s/ Robert D. Scherich	Vice President and Chief Financial Officer
Robert D. Scherich	(Principal Financial and Accounting Officer)

/s/ John C. van Roden, Jr.	Director
John C. van Roden, Jr.

/s/ T. Grant John	Director
T. Grant John

/s/ George A Schreiber, Jr.	Director
George A. Schreiber, Jr.

/s/ Jack Shilling	Director
Jack Shilling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries ( the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits of the basic consolidated financial statements included in the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 13, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 13, 2014

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Amounts in thousands, except per share amounts)

	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$136,327	$244,119
Accounts receivable, net of allowance of $554 and $573, respectively	58,649	59,987
Inventories, net	69,576	61,667
Prepaid expenses and other current assets	5,264	12,797
Deferred income taxes	6,337	2,731
Total current assets	276,153	381,301
Property, plant and equipment, net	708,250	405,222
Other assets
Intangible assets, net	11,268	12,770
Deferred income taxes	—	1,530
Deposits and other	9,641	11,005
Total other assets	20,909	25,305
Total assets	$1,005,312	$811,828
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,870	$1,285
Accounts payable	114,191	83,939
Accrued expenses	44,758	30,506
Total current liabilities	161,819	115,730
Long-term debt, less current maturities	354,768	263,334
Other long-term liabilities	17,787	15,957
Deferred income taxes	26,044	33,526
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 50,437 and 43,954 shares issued and outstanding in 2013 and 2012, respectively	504	439
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	308,825	234,115
Retained earnings	130,833	144,792
Accumulated other comprehensive income (loss)	667	(244)
Total stockholders’ equity before noncontrolling interest	440,829	379,102
Noncontrolling interest	4,065	4,179
Total stockholders’ equity	444,894	383,281
Total liabilities and stockholders’ equity	$1,005,312	$811,828

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2013, 2012 and 2011
(Amounts in thousands except per share amounts)

	2013	2012	2011
Net sales of zinc material and other goods	$344,798	$336,324	$352,060
Net sales of nickel-based material and other services	53,520	56,745	62,477
EAF dust service fees	43,618	42,597	36,643
Net sales	441,936	435,666	451,180
Cost of sales of zinc material and other goods	337,831	364,146	326,167
Cost of sales of nickel-based material and other services	36,868	36,841	37,446
Cost of EAF dust services	34,869	33,070	24,135
Restructuring expenses	7,691	—	—
Insurance claim income	(2,450)	(1,500)	(10,347)
Cost of sales (excluding depreciation and amortization)	414,809	432,557	377,401
Depreciation and amortization	29,678	26,193	22,025
Selling, general and administrative expenses	22,207	20,882	22,942
Total costs and expenses	466,694	479,632	422,368
(Loss) income from operations	(24,758)	(43,966)	28,812
Other income (expense)
Interest expense	(2,728)	(7,864)	(3,324)
Gain on bargain purchase of a business	—	1,781	4,920
Interest and other income	6,072	2,694	1,948
Total other income (expense)	3,344	(3,389)	3,544
(Loss) income before income taxes	(21,414)	(47,355)	32,356
Income tax (benefit) expense	(7,455)	(16,928)	10,902
NET (LOSS) INCOME	$(13,959)	$(30,427)	$21,454
(Loss) income per common share:
Basic	$(0.31)	$(0.69)	$0.49
Diluted	$(0.31)	$(0.69)	$0.49
Weighted average shares outstanding:
Basic	45,160	43,841	43,652
Diluted	45,160	43,841	44,161

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the Years Ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Net (loss) income	$(13,959)	$(30,427)	$21,454
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	302	(272)
Net pension liability adjustment	911	(288)	14
Comprehensive (loss) income	$(13,048)	$(30,413)	$21,196

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Non-controlling interest	Total
	Shares	Amount
Balance at December 31, 2010	43,468	$434	$214,406	$153,765	$—	$4,405	$373,010
Restricted stock vesting	46	—	—	—	—	—	—
Stock option exercise	182	2	2,358	—	—	—	2,360
Stock compensation expense	—	—	2,984	—	—	—	2,984
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net tax benefit of equity award vesting	—	—	(151)	—	—	—	(151)
Issuance of Convertible Notes	—	—	13,725	—	—	—	13,725
Equity issuance costs related to issuance of Debt	—	—	(760)	—	—	—	(760)
Comprehensive income (loss), net of tax:	—	—	—	21,454	(258)	—	21,196
Balance at December 31, 2011	43,696	436	232,562	175,219	(258)	4,292	412,251
Restricted stock vesting	120	2	—	—	—	—	2
Adjustment to equity value of Convertible Notes	—	—	(704)	—	—	—	(704)
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Stock compensation expense	—	—	2,477	—	—	—	2,477
Net tax benefit of equity award vesting	—	—	(82)	—	—	—	(82)
Stock option exercise	138	1	137	—	—	—	138
Restricted stock withheld for taxes	—	—	(275)	—	—	—	(275)
Comprehensive (loss) income, net of tax:	—	—	—	(30,427)	14	—	(30,413)
Balance at December 31, 2012	43,954	439	234,115	144,792	(244)	4,179	383,281
Restricted stock vesting	158	2	(2)	—	—	—	—
Stock compensation expense	—	—	3,209	—	—	—	3,209
Net tax benefit of equity award vesting	—	—	(19)	—	—	—	(19)
Distribution to noncontrolling interests	—	—	—	—	—	(114)	(114)
Restricted stock withheld for taxes	—	—	(411)	—	—	—	(411)
Net proceeds from equity offering	6,325	63	71,933	—	—	—	71,996
Comprehensive (loss) income, net of tax:	—	—	—	(13,959)	911	—	(13,048)
Balance at December 31, 2013	50,437	$504	$308,825	$130,833	$667	$4,065	$444,894

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(13,959)	$(30,427)	$21,454
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	29,678	26,193	22,025
Gain on bargain purchase of a business	—	(1,781)	(4,920)
Gain on insurance recovery related to fixed assets	(1,791)	(1,264)	(4,330)
Deferred income tax benefit	(9,862)	(18,244)	5,832
Accretion on debt	3,727	3,288	1,235
Accretion on ESOI liabilities	445	772	336
Amortization of deferred finance costs	2,394	1,235	213
Losses on write down or disposal of assets	10,050	25,936	10,220
Losses on write down of inventory supplies	2,738	—	—
Losses (gains) on derivative financial instruments	5,719	30,642	(271)
Lower of cost or market adjustment to inventories	3,739	1,421	838
Non-cash compensation expense	3,209	2,477	2,984
Capitalization of interest	(29,438)	(10,464)	(597)
Changes in operating assets and liabilities:
Decrease in accounts receivable, net	1,338	1,884	1,634
(Increase) decrease in inventories, net	(14,386)	(7,726)	2,722
Decrease (increase) in prepaid expenses and other current assets	3,399	107	(16,815)
(Increase) decrease in deposits and other	(97)	6	(9,717)
Increase (decrease) in accounts payable	30,252	44,457	(477)
Increase (decrease) in accrued expenses	12,667	(1,612)	1,848
Increase (decrease) in other long-term liabilities	2,173	(2,668)	(1,940)
Net cash provided by operating activities	41,995	64,232	32,274
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(311,798)	(184,541)	(64,709)
Insurance proceeds related to fixed assets	1,791	1,264	4,330
Acquisitions	—	(400)	(15,078)
Decrease in restricted cash	—	2,500	23,899
Net cash used in investing activities	(310,007)	(181,177)	(51,558)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	171,829	100,000
Distributions to noncontrolling interest equity holders	(114)	(113)	(113)
Borrowings on the Credit Facilities	74,500	—	—
Repayments on the Credit Facilities	(18,000)	—	—
Debt issuance costs	(524)	(9,075)	(3,149)
Borrowings on the Credit Agreement	13,358	9,841	—
Repayments on the Credit Agreement	(1,866)	—	—
Proceeds from the exercise of stock options	—	138	2,360
Tax effect of share based compensation award exercise and vesting	(19)	(82)	(151)
Restricted stock withheld for taxes	(411)	(275)	—
Equity issuance costs related to the issuance of Convertible Notes	—	—	(760)
Net proceeds from the issuance of stock	71,996	—	—
Net cash provided by financing activities	160,220	172,263	98,187
Foreign currency impact on cash balance	—	301	40
Net (decrease) increase in cash and cash equivalents	(107,792)	55,619	78,943
Cash and cash equivalents at beginning of period	244,119	188,500	109,557
Cash and cash equivalents at end of period	$136,327	$244,119	$188,500
The accompanying notes to financial statements are an integral part of these statements

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—ORGANIZATION

Horsehead Holding Corp. (“HHC” or the “Company”) was incorporated in the state of Delaware in May 2003.

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

The consolidated financial statements include the accounts of Horsehead and its wholly-owned subsidiaries, Horsehead Corporation (“Horsehead”), Chestnut Ridge Railroad Corp., Horsehead Zinc Recycling, LLC, Horsehead Metals Development, LLC, Horsehead Metal Products, Inc. ("HMP"), The International Metals Reclamation Company, Inc. (“INMETCO”), Zochem Inc. (“Zochem”), and Horsehead Zinc Powders, LLC. (“HZP”). Intercompany accounts and transactions have been eliminated in consolidation. During 2011, Horsehead Materials Recycling, LLC, which had no assets or liabilities, was dissolved.
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The components of net sales for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Zinc and nickel material goods	$363,075	$360,072	$370,943
Service fee revenue	73,423	69,347	65,820
Other	5,438	6,247	14,417
	$441,936	$435,666	$451,180

Zinc and nickel material goods sales includes all zinc and nickel related products sold as a tangible good. Service fee revenue includes EAF service revenues and tolling and environmental services. Other revenues include miscellaneous and all other sales.

No customer exceeded 10% of consolidated net sales. However, our ten largest customers comprised 34%, 37% and 39% of our consolidated sales in 2013, 2012 and 2011, respectively. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber, stainless steel and mini-mill markets.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In 2013, the Company did not write off any uncollectable accounts and recovered $3 in previously written off balances. In 2012, the Company wrote off $38 in uncollectable accounts and did not recover any previously written off balances. The provision for bad debt expense was $(19), $45 and $187 for 2013, 2012, and 2011, respectively.

No customer exceeded 10% of consolidated accounts receivable. However, ten customers comprised 36% and 32% of our consolidated accounts receivable at December 31, 2013 and 2012, respectively.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials and supplies and spare parts, are valued at the lower-of-cost-or-market (“LCM”) using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc and nickel are traded as commodities on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for LCM adjustments, the Company considers the forward metal prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value and to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average prices. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME price that we use to make the lower of cost or market adjustments. See Footnote J - Inventories for further discussion on LCM adjustments.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Insurance Claim Liabilities

The Company accrues for costs associated with self-insured retention under certain insurance policies (primarily workers’ compensation) based on estimates of claims, including projected development, from information provided by the third party administrator and a third party actuarial firm. Accruals for estimated costs are undiscounted and are subject to change based on development of such claims. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as current liabilities, with the remainder included in non-current liabilities in the Consolidated Balance Sheets.

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

Share-Based Compensation

The Company has a share-based compensation plan. Employee stock options granted on or after January 1, 2006 are expensed by the Company over the requisite service period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted stock unit service or performance related grants are expensed by the Company over the vesting period, with the cost measured based on the stock price on the grant-date multiplied by the number of restricted stock units granted. Restricted stock unit market based grants are expensed using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as a basis for the Black Scholes and Monte Carlo valuations.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement. The three levels are described as follows:

•
Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note I - Cash and Cash Equivalents). Borrowings under our credit facilities are considered to be in Level 1 of the fair value hierarchy (see Note P- Long Term Debt).

•
Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and the Company recognizes changes in fair value within the consolidated statements of operations as they occur (see Note V - Accounting for Derivative Instruments and Hedging Activities). The pension assets are carried at fair value and are considered to be in Level 2 of the fair value hierarchy (see Note T - Employee Benefit Plans).

•
Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt). The Senior Secured Notes, issued on July 26, 2012 and the Additional Notes, issued on June 3, 2013, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt).

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

The Company records derivative instruments in other assets or other liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and the Company recognizes changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of our internal valuations to the valuations provided by third party counterparties with whom the Company has entered into substantially identical derivative contracts. The Company also compares their valuations to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

The Company is exposed to credit loss should counter-parties or clearing agents with which it has entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, the Company utilizes LME-registered contracts entered into with the London Clearing House for some of the contracts and utilizes seven different brokers for their derivative contracts. (see Note V - Accounting for Derivative Instruments and Hedging Activities).

Foreign Currency Translation

The functional currency of our Zochem subsidiary, which was acquired on November 1, 2011, was Canadian Dollars. Assets and liabilities were translated at period-end exchange rates. Income and expense items were translated at weighted average

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

rates of exchange prevailing during the year. Translation adjustments were included in other comprehensive income. As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move production to Zochem and effectively controlled the entire sales function. In addition, systems integration allowed the Company to more effectively manage the operations of the Zochem facility. In July 2012, the Company announced expansion plans for the Zochem facility in anticipation of the impending shutdown of the Monaca facility. Zochem sales are predominately in U.S. Dollars. Based on the change in facts, effective August 1, 2012, the Company changed Zochem’s function currency reporting basis to the U.S. Dollar, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end. (See Note D - Functional Currency Change).

Earnings per Share

Basic earnings per share are calculated using the weighted-average shares of common stock outstanding. Diluted earnings per share information may include the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method. (See Note X - Earnings per Share).

Impairment

Long lived assets are reviewed for impairment when events and circumstances indicated that the carrying amount of an asset may not be recoverable. The Company's policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

We have no goodwill.

Acquisitions

The Company recognizes the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Acquisition costs are expensed as incurred. (See Note E - Acquisition of Business).

Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2013, 2012 and 2011 was $24,721, $10,753 and $253, respectively. Cash paid for interest in 2013 and 2012 includes interest capitalized of $23,809 and $9,906, respectively. No cash paid for interest was capitalized in 2011. Cash paid for income taxes in 2013, 2012 and 2011 was $2,584, $4,348 and $8,826, respectively.

Recently Issued Accounting Pronouncements

During 2013 and 2012, the Financial Accounting Standards Board (“FASB”) did not issue any guidance that affected the Company.

NOTE C - EQUITY OFFERING

On September 27, 2013, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 3, 2013. On October 30, 2013, the Company completed an underwritten public offering, under the shelf registration statement, of 6,325 shares of its common stock, including 825 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. At the public offering price of $12.00 per share, the aggregate price of shares of common stock sold by the Company was $75,900. The net proceeds realized by the Company from the offering, after accounting for $3,416 in underwriting discounts and commissions and $488 in expenses relating to the offering, were $71,996. The net proceeds are available for general corporate purposes, including capital expenditures, acquisitions and working capital.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE D - FUNCTIONAL CURRENCY CHANGE

The Company purchased Zochem, located in Canada, on November 1, 2011.  At the time of acquisition, Zochem’s functional currency was the Canadian Dollar.

Effective August 1, 2012, the Company changed its functional currency reporting basis for its Zochem facility from Canadian Dollar to U.S. Dollar.  As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move production to Zochem and effectively controlled the entire sales function. In July 2012, the Company announced expansion plans for the Zochem facility in anticipation of the impending shutdown of the Monaca facility. Zochem sales are predominately in U.S. Dollars.

In addition, the systems integration allowed the Company to more effectively manage the operations of the Zochem facility. As a result of the functional currency change discussed above, our cumulative translation adjustment of $30 included in accumulated other comprehensive income will be adjusted only in the event of a full or partial disposition of our investment in Zochem.
NOTE E - ACQUISITION OF BUSINESS

Mitsui Zinc Powder’s acquisition

On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powders LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed HZP. The estimated purchase price was $1,101 which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. The Company was MZP’s long-term supplier of Special Special High Grade zinc metal used in their production process. The acquisition resulted in a gain on bargain purchase. The seller was motivated to sell the assets as they would have been forced to close down their operations when the Company’s new zinc facility, currently being constructed in Mooresboro, North Carolina, is completed. This acquisition will help facilitate the transition of the Company’s Monaca operations in 2014. Three payments were made in 2013 related to the contingent consideration and based upon a decrease in expected production, the contingent consideration was reduced by $257 in December 2013. The amount was recorded in Interest and other income in the Consolidated Statements of Operations.

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

Upon the determination that the Company was going to recognize a gain related to the bargain purchase of MZP, the Company reassessed its assumptions and measurement of identifiable assets acquired and specified liabilities assumed and concluded that the valuation procedures and resulting measures were appropriate. As a result, the Company determined that the estimated fair value of assets acquired and liabilities assumed exceeded the purchase price by approximately $1,781 which was recorded as a gain on bargain purchase in its Consolidated Statement of Operations for the year ended December 31, 2012.

Zochem acquisition

On November 1, 2011, the Company purchased all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from Hudson Bay Mining and Smelting Co., Limited (“HudBay”). The Company paid $15,078 in cash at closing. The acquisition resulted in a gain on bargain purchase. The seller was motivated to sell the assets of Zochem as they were no longer deemed a core part of the seller’s business and their focus was to pursue development projects to further long term growth. The Company believed the acquisition broadens its geographic reach, diversified its customer base and markets for zinc oxide, and provided added operational flexibility.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The purchase price was allocated as follows:

Final November 1, 2011
Cash	$—
Accounts receivable	9,887
Inventories	6,281
Prepaid expenses and other current assets	114
Property, plant and equipment	6,898
Intangible assets	332
HudBay Master Trust Receivable	4,101
Other assets	381
Total identifiable assets purchased	$27,994

Accounts payable	$266
Accrued expenses and other current liabilities	2,846
Noncurrent deferred income tax liability	169
Other long-term liabilities	4,715
Total liabilities assumed	$7,996

Net assets purchased	$19,998
Purchase price, net of working capital adjustment	$15,078
Gain on bargain purchase	$4,920

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
NOTE F - RESTRUCTURING EXPENSES

On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of its manufacturing operations at the plant located in Monaca, Pennsylvania were expected to be permanently closed and shut down on or about December 31, 2013. The Company expects to permanently terminate the employment of five hundred and ten employees. The zinc oxide and high purity zinc metal refinery operations at the Monaca facility ceased operation on December 23, 2013. The smelting operation was reduced from six furnaces to five furnaces as remaining zinc feedstock at the site is being converted to PW grade metal. The smelting operation is expected to be closed within a few weeks after first zinc production at the new facility which is in the final stages of construction in Mooresboro, North Carolina.

Costs and the related liabilities associated with involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. The Company recorded a charge of $7,691 during the forth quarter for severance and other employee-related costs associated with the closing of the Monaca, Pennsylvania facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Remaining accrual at December 31, 2013	$7,682

The majority of the remaining cash expenditures of $7,682 related to the severance and other employee-related costs are expected to be paid by May 31, 2014.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability incurred. The Company did not have any exit or disposals costs during the fourth quarter of 2013 related to the closing of the Monaca, Pennsylvania facility but expects to incur $1.7 million in 2014.
NOTE G - NEW MARKETS TAX CREDIT PROGRAM FINANCING

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

A portion of the funds are in the form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are consolidated in the Company’s consolidated balance sheets as of December 31, 2013 and 2012 and do not share in the earnings and losses of the Company, however, they are entitled to guaranteed payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in “Other long-term liabilities” on the Consolidated Balance Sheets of the Company as of December 31, 2013 and 2012. The Company incurred $838 in equity issuance costs related to the financing arrangement which were deducted from the equity proceeds, leaving net proceeds of $4,472 as a non-controlling interest in the Company’s Stockholders’ Equity section as of December 31, 2009. The first four guaranteed payments were made each January beginning in 2010 and reduced the balance of the non-controlling interest to $4,065 at December 31, 2013. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in “Long-term debt, less current maturities” on the Consolidated Balance Sheets of the Company as of December 31, 2013 and 2012.
NOTE H - ASSET WRITE-DOWNS AND DISPOSALS

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant currently under construction in North Carolina. The Company had announced plans on closing the smelting operation when the new zinc plant is commissioned, currently expected in the first quarter of 2014, but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011. The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge.

On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. The option, if exercised, would require the Company to vacate the Monaca site by April 30, 2014. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. The write down resulted in a reduction of $5,955 in the cost and $2,681 in the accumulated depreciation of the Company’s property, plant and equipment. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility sometime in 2013 when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The write down resulted in a reduction of $8,268 in the cost and $2,203 in the accumulated depreciation of the Company’s property, plant and equipment. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012,

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

the continuation of the construction of the new zinc facility and the determination that the power plant, which has been idled since September 2011, will not be restarted. The write down resulted in a reduction of $33,981 in the cost and $18,015 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of these write-downs are included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” in the Consolidated Statement of Operations.

On October 31, 2013, the Company notified various related parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of Horsehead Corporation's manufacturing operations at it's Monaca, Pennsylvania facility were expected to be permanently closed and shut down on our about December 31, 2013. Based upon this notice, the Company recorded an impairment charge of $9,349 during the fourth quarter of 2013 related to its Monaca facility. The write down resulted in a reduction of $41,644 in the cost and $32,295 in the accumulated depreciation of the Company’s property, plant and equipment. The Company has recorded total impairment charges of $44,451 related to the Monaca facility. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $5 million at December 31, 2013. The total amount of these write-downs are included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” in the Consolidated Statement of Operations.

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

The Company incurred a loss of $701 and $631 in 2013 and 2012, respectively, on the disposal of machinery and equipment. The cost and accumulated depreciation of the assets disposed were $3,550 and $2,849, respectively, in 2013 and $1,187 and $556, respectively, in 2012. The Company did not record any disposals of assets in 2011.
NOTE I - CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at December 31, 2013 and 2012:

	2013	2012
Cash in bank	$136,110	$218,938
Money market demand account	217	25,181
	$136,327	$244,119

The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both December 31, 2013 and December 31, 2012. The Company carries deposits in excess of federally insured amounts. At December 31, 2013, the Company had $8,096 in cash held at foreign institutions.

The money market demand account carries an interest rate of 0.20% on December 31, 2013 and 2012. The balances approximate fair value.
NOTE J—INVENTORIES
Inventories consisted of the following at December 31, 2013 and 2012:

	2013	2012
Raw materials	$12,053	$12,273
Work-in-process	5,120	3,430
Finished goods	40,468	30,848
Supplies and spare parts	11,935	15,116
	$69,576	$61,667

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Inventories were net of reserves for slow moving inventory of $6,164 and $3,090 at December 31, 2013 and 2012, respectively. The provisions for slow-moving inventory were $3,807, $(573) and $1,117 for 2013, 2012, and 2011, respectively.
During the fourth quarter of 2013, the Company wrote down its supplies inventory at its Monaca, Pennsylvania facility to net realizable value in anticipation of the closing of the facility in early 2014. The write down resulted in a charge of $2,738 and is included in the Cost of sales of zinc material and other goods in the Consolidated Statement of Operations.

The Company recorded LCM adjustments of $3,739 to its finished goods inventories during 2013, $1,421 to its raw material and finished goods inventories during 2012 and $838 to its finished goods inventories in 2011. These 2013 and 2012 LCM adjustments were the result of the declining LME zinc price and increased production costs in 2013 at Monaca as the plant operated at inefficient levels during shutdown.
NOTE K - PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Refundable income taxes	$2,017	$4,742
Prepaid hedge contracts	191	4,760
Other	3,056	3,295
	$5,264	$12,797
See Note V – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.
NOTE L - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2013 and 2012.

	2013	2012
Land and land improvements	$21,879	$24,089
Buildings and building improvements	27,758	25,438
Machinery and equipment	196,760	221,060
Construction in progress	546,519	226,829
	792,916	497,416
Less accumulated depreciation	(84,666)	(92,194)
	$708,250	$405,222

The Company capitalized $29,438, $10,464 and $597 of interest expense during the years ended December 31, 2013, 2012 and 2011, respectively. The interest expense capitalized related to the construction of the new zinc facility. Through December 31, 2013, the Company has capitalized a total of $40,499 of interest expense related to the new zinc facility.

Depreciation expense for 2013, 2012 and 2011 was $28,176, $25,270 and $21,277, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE M - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2013 and 2012:

	2013	2012
Customer contracts	$10,915	$10,915
Customer relationships	2,068	2,068
Non-compete agreements	789	789
Trademark	812	812
Technology	930	930
	15,514	15,514
Less accumulated amortization	(4,246)	(2,744)
	$11,268	$12,770

The intangible assets are being amortized on a straight-line basis over their useful lives, which are fifteen to twenty years for the customer contracts and customer relationships, three to twenty years for the trademark, seventeen years for the non-compete agreement and ten years for the technology asset. The Company recognized intangible assets related to the Zochem acquisition on November 1, 2011 for customer relationships and trademarks. The Company recognized intangible assets of $1,080 related to the MZP acquisition on November 16, 2012 for customer relationships and technology which are being amortized over eighteen months. The Company amortized $1,502, $917 and $743 in 2013, 2012 and 2011, respectively and will amortize $1,076 in 2014, $740 in 2015, $740 in 2016, $740 in 2017 and $740 in 2018.
NOTE N - RESTRICTED CASH

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
NOTE O - DEPOSITS AND OTHER
Deposits and other at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Deferred finance costs	$8,903	$10,773
Other	738	232
	$9,641	$11,005

See Note P – Long Term Debt for additional information regarding deferred finance costs.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE P - LONG –TERM DEBT

Long-term debt consisted of the following at December 31, 2013 and 2012:

	2013	2012
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	85,814	82,476
10.50% Senior Secured Notes due June 2017, net of debt discount	193,734	172,047
ABL Facility, interest payable at variable rates	31,500	—
Zochem Credit Facility, interest payable at variable rates	10,000	—
INMETCO Credit Facility, interest payable at variable rates	15,000	—
Credit Agreement, interest payable at variable rates	21,335	9,841
	357,638	264,619
Less portion currently payable	2,870	1,285
	$354,768	$263,334

The loan payable is associated with the NMTC program discussed in Note G - New Markets Tax Credit Program Financing. It is an interest only loan with principal due at the end of the term.

Convertible Senior Notes

On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company used the proceeds from the offering for the initial stages of construction of the new state-of-the-art zinc and diversified metal production facility under construction in Mooresboro, North Carolina (“new zinc facility”) and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

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

In accordance with the guidance under ASC 815-015 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

component of the Convertible Notes was calculated to be $78,174 and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,805, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the note using the interest method as required by ASC 835-30 Imputation of Interest.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $460 , $460 and $192, respectively, related to the amortization of debt issuance costs during the years ended December 31, 2013, 2012 and 2011. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the years ended December 31, 2013, 2012 and 2011, the Company recognized $7,139, $6,867 and $2,861, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $85,814 with an unamortized discount of $14,186 at December 31, 2013. The carrying amount of the Convertible Notes was $82,476 with an unamortized discount of $17,524 at December 31, 2012. The carrying amount of the equity component was $8,028 and $10,204 at December 31, 2013 and 2012, respectively. The accumulated accretion related to the equity component was $4,993 and $2,817 at December 31, 2013 and 2012, respectively. The fair value of the Convertible Notes was estimated to be approximately $127,000 and $95,000 at December 31, 2013 and 2012, respectively, per quotes obtained from active markets.
ABL Facility

On September 28, 2011, the Company’s subsidiary Horsehead entered into an ABL Facility, as borrower, with PNC Bank, as agent and lender, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.

The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility. At December 31, 2013, the Company had $9,712 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At December 31, 2013, there were $31,500 in outstanding borrowings under the ABL Facility. At December 31, 2013, there was no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at December 31, 2013.

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

The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2013.

The Company incurred issuance costs of $444 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $90, $86 and $21 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2013, 2012 and 2011, respectively.

On July 26, 2012, the Company amended its ABL Facility to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, are required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis. On October 24, 2012, the Company amended its ABL Facility to add HMP, as an additional guarantor and to transfer certain assets from Horsehead to HMP. On December 24, 2013, the Company entered into an amendment to add HZP as an additional borrower and convert HMP from a guarantor to a borrower.
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

The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, The Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the indenture.

The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the years ended December 31, 2013 and 2012, the Company recognized $18,924 and $8,130, respectively, in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.

The carrying amount of the Senior Secured Notes was $172,597 with an unamortized discount of $2,403 at December 31, 2013. The carrying amount of the Senior Secured Notes was $172,047 with an unamortized discount of $2,953 at December 31, 2012. The fair value of the Senior Secured Notes was estimated to be approximately $192,000 and $187,000 at December 31, 2013 and 2012, respectively, per quotes obtained from active markets.

Costs of $7,732 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $1,600 and $666 related to the amortization of debt issuance costs during the years ended December 31, 2013 and 2012, respectively.

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

The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the year ended December 31, 2013, the Company recognized $1,062 in interest expense related to the Additional Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

The carrying amount of the Additional Notes was $21,137 with an unamortized premium of $1,137 at December 31, 2013. The fair value of the Additional Notes was estimated to be approximately $22,000 at December 31, 2013 per quotes obtained from active markets.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Costs of $345 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the remaining term of the Notes. The Company recognized interest expense of $52 related to the amortization of debt issuance costs during the year ended December 31, 2013.

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

The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on February 2022, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At December 31, 2013, the Company had outstanding borrowings of $21,335 under the Credit Agreement. At December 31, 2013, the current portion of amounts due under the Credit Agreement was $2,870.

Draws may be made under the Credit Agreement until September 2014. Principal and interest payments are due quarterly and began in February 2013. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.

The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2013. Availability under the Credit Agreement was $3,574 at December 31, 2013. The carrying amount of the debt approximated fair value at December 31, 2013.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $141 and $24 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2013 and 2012, respectively.

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

The Zochem Facility provides for a forty-five month senior secured revolving credit facility in an aggregate principal amount of up to $15,000 CAD (approximately $14,109 USD at December 31, 2013). The aggregate amount of loans permitted to be made to Zochem under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $15,000 CAD, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 CAD will be available to Zochem for the issuance of letters of credit, which reduce availability under the revolving credit facility. Zochem’s obligations under the Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. During the year ended December 31, 2013, the Company borrowed $23,500 and repaid $13,500 on the Zochem Facility. At December 31, 2013, the Company had $10,000 in outstanding borrowings under the Zochem Facility. At December 31, 2013, the Company had $397

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

outstanding in letters of credit under the Zochem facility. Undrawn availability under the Zochem Facility was $3,638 at December 31, 2013. The carrying amount of the debt approximated fair value at December 31, 2013.

Borrowings by Zochem under the Zochem Facility will bear interest at a rate per annum which, at the option of Zochem, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the Zochem Facility, plus an applicable margin of 1.00% based on average undrawn availability, or (b) a CDOR, Libor or eurodollar rate as applicable, plus a margin of 2.50% based on average undrawn availability. Zochem will pay a letter of credit fee to the lenders under the Zochem Facility of 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

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

The Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. On September 30, 2013, Zochem entered into Amendment Number One which amended several definitions within the Zochem Facility Agreement. The Company was in compliance with all covenants at December 31, 2013.

The Company incurred issuance costs of $127 in connection with the Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Zochem Facility. Interest expense of $30 related to the amortization of deferred finance costs was recorded during the year ended December 31, 2013. No interest expense related to the amortization of deferred finance costs was recorded during the year ended December 31, 2012.

INMETCO Senior Secured Revolving Credit Agreement

On June 24, 2013, INMETCO, a wholly owned subsidiary of the Company, entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”), as borrower, with Wells Fargo Bank, N.A., as lender. The Company entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes.

The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $15,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At December 31, 2013, INMETCO had $15,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at December 31, 2013.

Borrowings under the INMETCO facility will bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO will pay unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.

The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2013.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

INMETCO incurred issuance costs of $126 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $21 related to the amortization of deferred finance costs was recorded during the year ended December 31, 2013.

Other

At December 31, 2013 and 2012, the Company had $10,109 and $10,256 , respectively, of letters of credit outstanding under the ABL and Zochem Facility primarily to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both December 31, 2013 and 2012.

Aggregate future maturities of long-term debt are as follows:

Year Ending December 31,
2014	2,870
2015	2,870
2016	59,625
2017	297,870
2018	2,870
Thereafter	6,985
373,090
NOTE Q - ACCRUED EXPENSES

Accrued expenses at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Employee related costs	$9,165	$9,797
EAF dust processing reserve	2,395	2,641
Workers’ compensation insurance claim liabilities	1,800	2,400
Unearned tolling revenue	2,616	2,233
Accrued electric	4,189	2,144
Accrued interest	4,136	3,600
Restructuring accrual	7,682	—
Other	12,775	7,691
	$44,758	$30,506
NOTE R - INCOME TAXES

The components of (loss) income before income taxes for the years ending December 31 are as follows:

	2013	2012	2011
United States	$(29,355)	$(50,758)	$27,430
Canada	7,941	3,403	4,926
	$(21,414)	$(47,355)	$32,356

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The components of income tax (benefit) provision for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Current provision (benefit)
Federal	$—	$(472)	$3,616
State and local	1,154	1,426	1,492
Foreign	1,271	646	146
	2,425	1,600	5,254
Deferred (benefit) provision:
Federal	(10,888)	(17,441)	5,029
State and local	457	(1,204)	750
Foreign	551	117	(131)
	(9,880)	(18,528)	5,648
Income tax (benefit) provision	$(7,455)	$(16,928)	$10,902

The reconciliation between income tax (benefit) provision and the amount computed by applying the statutory federal income tax rate of 35% to (loss) income before income taxes is as follows:

	2013	2012	2011
Income taxes at statutory rate	$(7,495)	$(16,574)	$11,325
State and local income taxes, net of federal tax effect	1,047	147	1,457
Domestic production activity deduction	—	—	(46)
Transaction cost	—	—	287
Executive compensation	230	489	—
Research and development credit	(139)	—	—
Gain on acquisition	—	(624)	(1,714)
Foreign rate differential	(794)	—	—
Other	(304)	(366)	(407)
Income tax (benefit) provision	$(7,455)	$(16,928)	$10,902

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The components of the Company's net deferred tax asset (liability) at December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Accrued fringe benefits	790	$1,258
Prepaid hedge contracts	539	68
Stock compensation	3,837	3,286
State tax credits	2,197	2,180
State net operating loss carry forward	3,617	2,801
Federal net operating loss carry forward	14,120	8,636
Inventory	624	451
Accrued workers compensation	542	—
Partnership allocations	2,097	2,980
Other	6,999	4,272
Gross deferred tax asset	35,362	25,932
Valuation reserve	(2,935)	(1,421)
Net deferred tax asset	32,427	24,511

Deferred tax liabilities:
Property, plant and equipment	(44,130)	(44,064)
Deferred financing costs	(5,742)	(7,122)
Intangible assets	(884)	(1,219)
Other	(1,378)	(1,371)
Total deferred tax liabilities	(52,134)	(53,776)

Net deferred tax liability	$(19,707)	$(29,265)

The above deferred tax assets and liabilities at December 31, 2013 and 2012 have been included in the Company's consolidated balance sheets as follows:

	2013	2012
Current deferred tax asset	$6,337	$2,731
Current deferred tax liability	—	—
Net current deferred tax asset	6,337	2,731
Non-current deferred tax asset	—	1,530
Non-current deferred tax liability	(26,044)	(33,526)
Net non-current deferred tax liability	(26,044)	(31,996)
Net deferred tax liability	$(19,707)	$(29,265)

The effective tax rates for 2013 and 2012 were 34.8% and 35.8%, respectively.
On September 13, 2013 the IRS released the final Regulations governing the application of Code Sections 162(a) and 263(a) to amounts paid to acquire, produce, or improve tangible property. Management is currently assessing the impact these new regulations will have on the Company and does not believe the impact will be material to the financial statements.

The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination generally range from 2008 through 2013. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

At December 31, 2013 and 2012, the Company had a deferred tax asset related to the federal net operating loss carry forward benefits of $14,120 and $8,636 which will begin to expire in 2031. As of December 31, 2013 and 2012, the Company had state net operating loss carry forward benefits of $3,617 and $2,801 which will begin to expire in 2021. As of December 31, 2013 and 2012, the Company recorded a valuation allowance of $755 and $770 against the state operating loss carry forward benefit as it is more likely than not that these net operating loss carry forward benefits will not be fully realized. At December 31, 2013 and 2012, the Company had state tax credits of $2,196 and recorded a valuation allowance related to these credits of $2,180 at December 31, 2013 and $651 at December 31, 2012 as it is more likely than not that the tax credits will not be fully realized.

The Company had no unrecognized tax benefits as of December 31, 2013 and 2012, respectively. The Company classifies all income tax related interest and penalties as interest expense, which were not significant for 2013, 2012 and 2011.
NOTE S—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2013 and 2012 consisted of the following:

	2013	2012
Environmental obligations	$644	$588
Insurance claim liabilities	7,195	5,485
Asset retirement obligations	4,452	4,152
Deferred purchase price obligation	3,988	4,195
Pension liability	—	788
Other	1,508	749
	$17,787	$15,957

 Environmental obligations

Environmental obligations include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the Company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a thirty year period of post-closure care. Based on the Company’s annual review of the estimated costs required for the care specified under the permit, the liability was adjusted in 2013 and 2012 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,344 in 2013 and $1,432 in 2012 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2013 totaled $688, of which $44 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $1,800 of workers’ compensation claims will be paid in 2014 (see Note Q - Accrued Expenses).

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

The related depreciation expense for the years ended December 31, 2013, 2012 and 2011 associated with the capitalized costs was $134, $134 and $52, respectively, and the related expense (which is included in interest expense) associated with accreting the liability for the years ended December 31, 2013, 2012 and 2011 was $300, $280 and $196, respectively.

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

During the first quarter of 2012, the variable portion of the payments were renegotiated and an upfront payment was made of approximately $1.5 million. The renegotiated variable payments were discounted using a rate of 13.3%. At December 31, 2013, the net present value of the payments were approximately $4,638 of which $650 is recorded as a current liability.
NOTE T - EMPLOYEE BENEFIT PLANS

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

Under the plans covering the salaried employees and the INMETCO hourly employees, the Company contributes 3% of an employee’s total compensation and also matches 50% up to the first 4% of an employee’s deferral contribution based on total compensation. The provisions for all contributions to the plan for 2013, 2012 and 2011 were $1,081, $1,046 and $1,008, respectively.

In 2013, 2012 and 2011, the Company made contributions and matching contributions to the plans covering the Horsehead hourly employees in accordance with the provisions of the various basic labor agreements. The provisions for all contributions for 2013, 2012 and 2011 were approximately $1,546, $1,536 and $1,457 respectively.

As part of the acquisition of Zochem, Inc, on November 1, 2011, the Company assumed the pension assets and pension liability for both the hourly and salary pension plans which were in effect at the time of the acquisition. The hourly and salaried plan cover 37 active and 29 non-active employees. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the Plans.

Expense related to the plan for the years ended December 31, 2013 and 2012 and for the two months ended December 31, 2011 were $201, $145 and $44, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Net periodic benefit costs for the years ended December 31, 2013, 2012 and for the two months ended December 31, 2011:

	2013	2012	For the two months ended December 31, 2011
Components of net periodic benefit cost:
Service Cost	$256	$183	$34
Interest Cost	202	176	32
Expected return on plan assets	(257)	(214)	(42)
Amortization of prior service cost	—	—	9
Amortization of Losses	—	—	9
Currency translation	—	—	2
Net periodic benefit cost	$201	$145	$44

Net periodic benefit expected to be recognized from the amortization of net gain is estimated to be $23 in 2014.

The change in the funded status of the pension plans for the years ended December 31, 2013 and 2012 is as follows:

	2013	2012
Change in benefit obligation:
Benefit obligation at beginning of period	$5,400	$4,445
Service Cost	256	183
Interest Cost	202	176
Actuarial (gains) losses	(800)	471
Currency translation	(338)	90
Benefits paid	(281)	(63)
Other	—	98
Benefit obligation at end of year	$4,439	$5,400
Change in plan assets:
Plan assets at beginning of period	$4,612	$4,039
Expected return on plan assets	257	214
Employer contribution	182	186
Actuarial gains (losses)	357	83
Currency translation	(288)	81
Benefits paid	(281)	(63)
Other	—	72
Plan assets at the end of year	$4,839	$4,612

Funded status of Plan	$400	$(788)

Amounts recognized in the balance sheet consist of:
Noncurrent assets - see Footnote O - Deposits and other	$400
Noncurrent liabilities - see Footnote S - Other long term liabilities		$788

Prior to the acquisition date of November 1, 2011, the hourly and salary defined benefit plans of Zochem were included in the Master Trust of HudBay. As part of the purchase agreement, HudBay agreed to fully fund both pension plans as of June 30, 2011 and transfer cash to the Zochem plans. As of December 31, 2011 the plan had a receivable from HudBay’s Master Trust of $4,039. As of February 27, 2012, 100% of the agreed upon pension assets had been transferred.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The measurement date for both the hourly and salaried plans was December 31st for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2013 was $4,439.

The expected contributions by the Company for 2014 are estimated to be $463.

Benefit payments for pension benefits, which are primarily funded by the pension plan are expected to be paid as follows:

2014	185
2015	182
2016	182
2017	175
2018	179
2019 - 2022	1,005

The weighted average assumptions as of December 31, 2013 and 2012 were as follows:

	2013	2012
Discount rate	4.75%	4.00%
Expected return on plan assets	6.00%	6.00%
Hourly plan - average salary increase rate	0.00%	0.00%
Salaried plan - average salary increase rate*	2.50%	2.50%
* per year plus a merit scale

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2013, the assumptions used to determine net periodic benefit costs were established at December 31, 2012, while the assumptions used to determine the benefit obligations were established at December 31, 2013. The Canadian Institute of Actuaries has partnered with Fiera Capital to produce yield curves. The Company determined the appropriate discount rate based on a review of these published yield curves and used the yield curve that most closely matched the characteristics of the plan. The yield curve indicates a discount rate of 4.75% would be appropriate.

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

The weighted average asset allocation for the Company’s pension plans at December 31, 2013 by asset category is as follows:

Equity securities	66.3%
Debt securities	23.0%
Cash and other	10.7%
100.0%

The following table sets forth the Company’s pension plan assets at fair value as of December 31, 2013. All of the assets are considered to be within Level 2 of the fair value hierarchy.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Canadian large cap securities	$3,208
Canadian fixed income	1,113
Cash	512
Other	6
$4,839
NOTE U—SHARE-BASED COMPENSATION

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

The following summarizes the activity under the 2004 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2010	138	$1.01
Exercised in 2011	—	—
Options outstanding at December 31, 2011	138	$1.01
Exercised in 2012	138	1.01
Options outstanding at December 31, 2012	—
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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. At December 31, 2013, there were 655 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 3.04 years of remaining contractual life. Compensation expense of $51 was recognized during the year ended December 31, 2012. As of December 31, 2012, all compensation expense had been recognized. Compensation expense of $1,223 was recognized during the year ended December 31, 2011. The options outstanding under the 2006 Plan had $2,103 of intrinsic value at December 31, 2013.

The fair value at the date of grant for these options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years, no expected dividends and a forfeiture rate of zero.

The following summarizes the option activity under the 2006 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2010	839	$13.00
Exercised in 2011	181	13.00
Options outstanding at December 31, 2011	658	$13.00
Canceled in 2012	3	13.00
Options outstanding at December 31, 2012	655	$13.00
Exercised in 2013	—	—
Options outstanding at December 31, 2013	655	$13.00

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company grants restricted stock units which normally vest over a five-year service period or upon the achievement of certain performance goals. The Company assumed a forfeiture rate of zero in estimating compensation expense at the grant date. Upon vesting, the underlying stock will be issued for par value. In 2013, 197 restricted stock units vested having an intrinsic value of $2,109. In 2012, 142 restricted stock units vested having an intrinsic value of $1,626. In 2011, 44 restricted stock units vested having an intrinsic value of $653. The related compensation expense for 2013, 2012 and 2011 was $1,313, $2,426 and $1,761. Unrecognized compensation expense as of December 31, 2013 was $2,895. The compensation expense related to the restricted stock units will be recognized as $1,402 in 2014, $1,036 in 2015, $447 in 2016 and $10 in 2017. As of December 31, 2013, there were 636 restricted stock units outstanding having a remaining contractual life ranging from 0.25 to 3.75 years.

The following summarizes the restricted stock units under the 2006 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2010	540	$8.03
Granted in 2011	240	13.20
Vested in 2011	44	13.28
Forfeited in 2011	12	9.79
Options outstanding at December 31, 2011	724	$9.39
Granted in 2012	348	9.94
Vested in 2012	142	7.90
Forfeited in 2012	9	11.99
Options outstanding at December 31, 2012	921	$9.81
Granted in 2013	—	—
Vested in 2013	197	8.05
Forfeited in 2013	88	10.03
Options outstanding at December 31, 2013	636	$10.32
On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2004 Plan or 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash or equity based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee of the Board of Directors. A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason cancelled, or expire or terminate unexercised, the shares covered by such awards may again be available for grant.
During the year ended December 31, 2013, the Company granted 209 service based restricted stock units with an average grant date fair value of $10.54 per unit. The restricted stock units vest over a one or five-year service period.
The Company also granted 174 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was estimated to be $20.62 per unit, on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of .037%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The following summarizes the restricted stock units under the 2012 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2012	—
Granted in 2013	383	$15.10
Forfeited in 2013	7	15.57
Options outstanding at December 31, 2013	376	$15.10
The related compensation expense for all 2012 Plan restricted stock units for the year ended December 31, 2013 was $1,897. The remaining contractual life ranged from 2.00 to 4.50 years. Unrecognized compensation expense as of December 31, 2013 was $3,784. The compensation expense related to the 2012 Plan restricted stock units will be recognized as $1,531 in 2014, $1,531 in 2015, $359 in 2016, $359 in 2017 and $4 in 2018.
NOTE V—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of December 31, 2013, the fixed portions of these zinc contracts ranged from a monthly average of $0.86 to $0.88 per pound for zinc.
The Company has hedged approximately 0.1 tons of zinc with fixed-to-variable future swap contracts at December 31, 2013, all of which settle at various dates up to and including February 28, 2014
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of December 31, 2013, the fixed portion of the nickel swap contracts ranged from a monthly average of $6.52 to $6.60 per pound.
The Company has hedged approximately 0.3 tons of nickel with variable-to-fixed future swap contracts at December 31, 2013, all of which settle at various dates up to and including December 31, 2014.
The Company received cash of $998 and $767 from the settlement of swap contracts for the year ended December 31, 2013 and 2012, respectively.

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
At December 31, 2011, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility located in Mooresboro, North Carolina. The Company also had zinc call options with a $1.81 per pound strike price, covering 160 tons of zinc production, outstanding at December 31, 2011.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

At December 31, 2012, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, the Company had purchased zinc put options, for the second half of 2013, at a cost of $4,945. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at December 31, 2012. The remaining zinc call options expired during the six months ended June 30, 2013.

During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4.4 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5.0 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. In December 2013, the Company entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were also transacted without any payment by the Company. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 is 26.6 tons. The Company converted a portion of their put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, the Company also continues to have put options in place with a strike price of $0.85 per pound covering approximately 11.6 tons of zinc production for the first quarter of 2014.

During the first quarter of 2014, the Company added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26.5 tons for the quarter.
The 2013 and 2012 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for six of the twelve months in the year ended December 31, 2013 were lower than the strike price for the contracts and the Company received a total of $1,364 during the year ended December 31, 2013. The average LME monthly zinc price for three months during the twelve months ended December 31, 2012 were lower than the strike price for the contract and the Company received a total of $830 during the year ended December 31, 2012.
The Company received $1,094 from the settlement of fixed price swaps during the fourth quarter of 2013.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below:

	2013	2012	2011
(Losses) gains included in net sales:
Options	$(3,079)	$(31,136)	$15,103
Swaps	302	2,094	(754)
	$(2,777)	(29,042)	$14,349
(Losses) gains included in cost of sales
Swaps	$—	—	$(2)

Total (losses) gains resulting from hedging activities	$(2,777)	$(29,042)	$14,347
The fair value of the swap contracts and put options as of December 31, 2013 and 2012 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	December 31,
	2013	2012
Options and swaps included in Prepaid expenses and other current assets	$191	$4,760
Swaps included in Accrued expenses	$1,585	$—
The fair values of derivative instruments are based upon a comparison of the Company’s internal valuations to the valuations provided by third party counterparties with whom they have entered into substantially identical derivative contracts. The Company also compares the counterparties’ valuations to ensure that there is an acceptable level of consistency among them. The put option valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. The swap valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2013 and 2012, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
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
NOTE W—CONTINGENCIES

The Company is subject to federal, state and local laws designed to protect the environment and believes that as a general matter, its policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company.

The Company is party to various litigation, claims and disputes, including labor regulation claims and OSHA and environmental regulation violations arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.
NOTE X—EARNINGS PER SHARE
Basic earnings (loss) per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if the potentially dilutive common shares had been issued. The Company uses the treasury stock method when calculating the dilutive effect in it's basic EPS calculation.

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.
The information used to compute basic and diluted (loss) earnings per share is as follows:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	2013	2012	2011
Basic (loss) earnings per share:
Net (loss) earnings	$(13,959)	$(30,427)	$21,454
Weighted average shares outstanding – basic	45,160	43,841	43,652
Basic (loss) earnings per share	$(0.31)	$(0.69)	$0.49
Diluted (loss) earnings per share:
Net (loss) earnings	$(13,959)	$(30,427)	$21,454
Weighted average shares outstanding – diluted	45,160	43,841	44,161
Diluted (loss) earnings per share	$(0.31)	$(0.69)	$0.49
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	45,160	43,841	43,652
Effect of dilutive securities:
Options	—	—	212
Restricted stock units	—	—	297
Weighted average shares outstanding – diluted	45,160	43,841	44,161

Anti-dilutive shares excluded from earnings per share calculation
	Exercise Price	2013	2012	2011
Options	$13.00	655	655	—
Restricted Stock Units		1,107	999	—
Total		1,762	1,654	—

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the years ended December 31, 2013, 2012 and 2011, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.
NOTE Y—COMMITMENTS

Operating Leases

The Company has operating leases for equipment and railroad cars which expire at various dates through December 2021. Future minimum lease payments under these non-cancelable operating leases as of December 31, 2013 are as follows:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Years Ending December 31,
2014	$4,306
2015	3,206
2016	2,786
2017	1,623
2018	438
Thereafter	819
$13,178

Rent expense for all operating leases for 2013, 2012 and 2011 approximated $5,219, $5,238 and $5,115 respectively.

Long Term Purchase Agreements

At December 31, 2013, the Company was a party to a raw material supply agreement through 2014. The agreement requires the Company to purchase 39 tons for 2014 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2013 average LME zinc price, this purchase commitment is estimated to be approximately $77 million for 2014.

The Company had a coal supply agreement through 2011 for the coal requirements of its power plant located in Monaca, Pennsylvania. The agreement required the Company to purchase 325 tons for 2011 resulting in purchase commitments of approximately $16,981 for 2011. The commitment was subject to adjustment in connection with the fuel surcharge and other provisions of the agreement. In September 2011, the Company entered into a new power purchase agreement to supply its electrical power needs at its Monaca, Pennsylvania facility and idled its Monaca power plant. In 2011, the Company sold its remaining coal obligations under this contract to third parties. The Company recognized a loss of approximately $1,700 in 2011 associated with the sale of excess coal. In 2011, the Company purchased 357 tons at a total cost, including fees and fuel surcharges, of $19,476.
NOTE Z—ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss consisted of the following at December 31, 2013 and 2012:

	2013	2012
Cumulative translation adjustments	$30	$30
Net pension adjustment (net of taxes (benefit) of $204 and ($100) in 2013 and 2012, respectively)	637	(274)
Accumulated other comprehensive income (loss)	$667	$(244)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE AA — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31	September 30	June 30	March 31
2013
Sales	$103,627	$109,591	$110,456	$118,262
Cost of sales (excluding depreciation and amortization)	112,063	102,755	99,978	100,013
Depreciation and amortization	8,104	7,123	7,347	7,104
Net (loss) income	$(12,444)	$(3,515)	$(828)	$2,828
(Loss) income per common share:
Basic	$(0.26)	$(0.08)	$(0.02)	$0.06
Diluted	$(0.26)	$(0.08)	$(0.02)	$0.06
2012
Sales	$106,441	$100,370	$117,486	$111,369
Cost of sales (excluding depreciation and amortization)	111,491	100,505	107,029	113,532
Depreciation and amortization	8,036	6,025	6,096	6,036
Net loss	$(11,157)	$(9,129)	$(1,685)	$(8,456)
Loss per common share:
Basic	$(0.25)	$(0.21)	$(0.04)	$(0.19)
Diluted	$(0.25)	$(0.21)	$(0.04)	$(0.19)
NOTE BB—SEGMENT INFORMATION

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The following table presents information regarding the Company’s segment information as of December 31, 2013, 2012 and 2011:

2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Net sales	$389,414	$53,638	$(1,116)	$441,936
Depreciation and amortization	26,544	3,134	—	29,678
(Loss) income before income taxes	(32,993)	12,535	(956)	(21,414)
2012
Net sales	$379,887	$56,833	$(1,054)	$435,666
Depreciation and amortization	23,141	3,052	—	26,193
(Loss) income before income taxes	(56,765)	15,048	(5,638)	(47,355)
2011
Net sales	$389,767	$62,477	$(1,064)	$451,180
Depreciation and amortization	19,118	2,907	—	22,025
Income (loss) before income taxes	16,684	18,593	(2,921)	32,356

2013	Zinc products and services	Nickel products and services	Corporate, eliminations and other	Total
Property, plant and equipment	$674,904	$33,346	$—	$708,250
Capital Expenditures	309,027	2,771	—	311,798
Total assets	387,173	73,989	544,150	1,005,312

2012
Property, plant and equipment	$371,650	$33,572	$—	$405,222
Capital Expenditures	180,562	3,979	—	184,541
Total assets	312,603	89,786	409,439	811,828
NOTE CC — PRO FORMA INFORMATION
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

Pro forma consolidated results	2011
Net sales	$528,271
Net income	21,707
Basic earnings per share	$0.50
Diluted earnings per share	$0.49
NOTE DD—INSURANCE RECOVERIES
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
Through June 30, 2013, the Company had incurred clean up, repair and other costs associated with the fire of $4,580 and a claim was submitted for property damage insurance recovery. The planned maintenance outage was only extended a day as a result of delays caused by the fire but the Company was not able to operate at full capacity until mid-December because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were substantially complete by the end of the first quarter of 2013.
The Company recorded $1,500 in insurance recoveries relating to property damage from its insurance carriers which is included in accounts receivable on the Company’s Consolidated Balance Sheet at December 31, 2012. The amount recorded represented a partial settlement of the entire claim and was received during the first quarter of 2013. The Company reached a total final settlement in the amount of $3,950 during the second quarter of 2013. The remaining final settlement of $2,450 was received during the third quarter of 2013.
The cost and insurance recoveries are summarized in the table below:

	2013	2012	Total
Property damage insurance recovery	$2,450	$1,500	$3,950
Cost of clean-up and repairs	129	148	277
Write off of fixed assets	—	236	236
Gain related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$2,321	$1,116	$3,437

Insurance proceeds related to fixed assets	$1,791	$1,264
Costs capitalized	$1,791	$2,276
On July 22, 2010, an incident occurred at the Company’s Monaca, PA facility which resulted in the complete shutdown of the plant’s refinery operations. Each of the ten columns used to produce zinc oxide and refined zinc metal in the refining facility was rebuilt. Production operations resumed late in 2010 as these repairs were completed.  The Company pursued recovery of the cost of repairs, lost profit and other losses from its zinc oxide and refined metal production during the rebuilding period, subject to customary deductibles, under the Company’s business interruption and property insurance. As of March 31, 2011, the Company had incurred $17,902 in clean-up, repair and other costs associated with the explosion. The Company submitted a claim totaling $33,831 and reached a final settlement in the amount of $29,614 in the first quarter of 2011.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The costs and insurance recoveries are summarized in the table below:

	2011	2010	Total
Business interruption insurance recovery	$3,248	$14,276	$17,524
Property damage insurance recovery	7,099	4,991	12,090
Total insurance recovery	$10,347	$19,267	$29,614

Cost of clean-up and repairs included in cost of sales of zinc material and other goods	982	6,778	7,760
Income related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$9,365	$12,489	$21,854
Selling, general and administrative expenses	69	234	303
Gain related to insurance recovery	$9,296	$12,255	$21,551

Insurance proceeds related to fixed assets	$4,330	$—
Costs included in finished goods inventory	$170	$790
Costs capitalized	$282	$8,597
Insurance proceeds receivable included in accounts receivable	$—	$8,267
NOTE EE—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 7.9% of total assets at December 31, 2013, accounted for 17.7% of its consolidated revenues and recorded $4,637 of consolidated net income for the year ended December 31, 2013. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2013
(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$101,449	$26,782	$8,096	$—	$136,327
Accounts receivable, net of allowance	—	46,163	12,915	(429)	58,649
Inventories, net	—	54,550	15,026	—	69,576
Prepaid expenses and other current assets	8	10,205	7	(4,956)	5,264
Deferred income taxes	—	6,319	18	—	6,337
Total current assets	101,457	144,019	36,062	(5,385)	276,153
Property, plant and equipment, net		660,161	48,089	—	708,250
Other assets
Intangible assets	—	11,100	168	—	11,268
Deferred income taxes	—	—	—	—	—
Investment in and advances to subsidiaries	599,444	(435,470)	(5,444)	(158,530)	—
Deposits and other	22,194	1,774	703	(15,030)	9,641
Total other assets	621,638	(422,596)	(4,573)	(173,560)	20,909
Total assets	$723,095	$381,584	$79,578	$(178,945)	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,870	$—	$—	$2,870
Accounts payable	—	104,015	10,605	(429)	114,191
Accrued expenses	3,606	42,386	3,617	(4,851)	44,758
Total current liabilities	3,606	149,271	14,222	(5,280)	161,819
Long-term debt, less current maturities	279,549	64,963	25,184	(14,928)	354,768
Other long-term liabilities	—	17,427	360	—	17,787
Deferred income taxes	—	24,802	1,242	—	26,044
Commitments and contingencies
Stockholders’ equity
Common stock	504	—	—	—	504
Preferred stock	—	—	—	—	—
Additional paid-in capital	308,825	41,654	—	(41,654)	308,825
Retained earnings	130,611	79,402	37,903	(117,083)	130,833
Accumulated other comprehensive income	—	—	667	—	667
Total stockholders’ equity before noncontrolling interest	439,940	121,056	38,570	(158,737)	440,829
Noncontrolling interest	—	4,065	—	—	4,065
Total stockholders’ equity	439,940	125,121	38,570	(158,737)	444,894
Total liabilities and stockholders’ equity	$723,095	$381,584	$79,578	$(178,945)	$1,005,312

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2012
 (Amounts in thousands)

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

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2013
 (Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$267,298	$78,342	$(842)	$344,798
Net sales of nickel-based material and other services	—	53,520	—	—	53,520
EAF dust service fees	—	43,618	—	—	43,618
Net sales	—	364,436	78,342	(842)	441,936
Cost of sales of zinc material and other goods	—	271,331	67,342	(842)	337,831
Cost of sales of nickel-based material and other services	—	36,868	—	—	36,868
Cost of EAF dust services	—	34,869	—	—	34,869
Restructuring expenses	—	7,691	—	—	7,691
Insurance claim income	—	(2,450)	—	—	(2,450)
Cost of sales (excluding depreciation and amortization)	—	348,309	67,342	(842)	414,809
Depreciation and amortization	—	27,281	2,397	—	29,678
Selling, general and administrative expenses	1,433	18,520	2,254	—	22,207
Total costs and expenses	1,433	394,110	71,993	(842)	466,694
(Loss) income from operations	(1,433)	(29,674)	6,349	—	(24,758)
Equity in (loss) income of subsidiaries, net of taxes	(12,917)	—	—	12,917	—
Other income (expense)
Interest expense	(700)	(1,695)	(1,290)	957	(2,728)
Interest and other income	1,091	4,407	1,445	(871)	6,072
Total other income (expense)	391	2,712	155	86	3,344
(Loss) income before income taxes	(13,959)	(26,962)	6,504	13,003	(21,414)
Income tax (benefit) provision	—	(9,322)	1,867	—	(7,455)
NET (LOSS) INCOME	$(13,959)	$(17,640)	$4,637	$13,003	$(13,959)

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2012
 (Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$270,899	$66,370	$(945)	$336,324
Net sales of nickel-based material and other services	—	56,745	—	—	56,745
EAF dust service fees	—	42,597	—	—	42,597
Net sales	—	370,241	66,370	(945)	435,666
Cost of sales of zinc material and other goods	—	304,910	60,181	(945)	364,146
Cost of sales of nickel-based material and other services	—	36,841	—	—	36,841
Cost of EAF dust services	—	33,070	—	—	33,070
Insurance claim income	—	(1,500)	—	—	(1,500)
Cost of sales (excluding depreciation and amortization)	—	373,321	60,181	(945)	432,557
Depreciation and amortization	—	24,238	1,955	—	26,193
Selling, general and administrative expenses	1,311	17,375	2,196	—	20,882
Total costs and expenses	1,311	414,934	64,332	(945)	479,632
(Loss) income from operations	(1,311)	(44,693)	2,038	—	(43,966)
Equity in (loss) income of subsidiaries, net of taxes	(24,704)	—	—	24,704	—
Other income (expense)
Interest expense	(5,713)	(2,046)	(1,059)	954	(7,864)
Gain on bargain purchase of a business	—	1,781	—	—	1,781
Interest and other income	1,301	1,270	992	(869)	2,694
Total other income (expense)	(4,412)	1,005	(67)	85	(3,389)
(Loss) income before income taxes	(30,427)	(43,688)	1,971	24,789	(47,355)
Income tax (benefit) provision	—	(17,725)	797	—	(16,928)
NET (LOSS) INCOME	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2011
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$342,273	$9,787	$—	$352,060
Net sales of nickel-based material and other services	—	62,477	—	—	62,477
EAF dust service fees	—	36,643	—	—	36,643
Net sales	—	441,393	9,787	—	451,180
Cost of sales of zinc material and other goods	—	316,746	9,421	—	326,167
Cost of sales of nickel-based material and other services	—	37,446	—	—	37,446
Cost of EAF dust services	—	24,135	—	—	24,135
Insurance claim income	—	(10,347)	—	—	(10,347)
Cost of sales (excluding depreciation and amortization)	—	367,980	9,421	—	377,401
Depreciation and amortization	—	20,552	1,473	—	22,025
Selling, general and administrative expenses	1,792	20,619	531	—	22,942
Total costs and expenses	1,792	409,151	11,425	—	422,368
(Loss) income from operations	(1,792)	32,242	(1,638)	—	28,812
Equity in income (loss) of subsidiaries, net of taxes	24,375	—	—	(24,375)	—
Other income (expense)
Interest expense	(2,422)	(796)	(1,059)	953	(3,324)
Gain on bargain purchase of a business	—	—	4,920	—	4,920
Interest and other income	1,293	218	1,305	(868)	1,948
Total other income (expense)	(1,129)	(578)	5,166	85	3,544
Income (loss) before income taxes	21,454	31,664	3,528	(24,290)	32,356
Income tax provision (benefit)	—	10,888	14	—	10,902
NET INCOME (LOSS)	$21,454	$20,776	$3,514	$(24,290)	$21,454

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2013
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(13,959)	$(17,640)	$4,637	$13,003	$(13,959)
Other comprehensive income, net of tax:
Foreign currency translation	—	—	—	—	—
Net pension liability adjustment	—	—	911	—	911
Comprehensive (loss) income	$(13,959)	$(17,640)	$5,548	$13,003	$(13,048)
Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2012
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	302	—	302
Net pension liability adjustment	—	—	(288)	—	(288)
Comprehensive (loss) income	$(30,427)	$(25,963)	$1,188	$24,789	$(30,413)

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2011
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$21,454	$20,776	$3,514	$(24,290)	$21,454
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	—	—	(272)	—	(272)
Net pension liability adjustment	—	—	14	—	14
Comprehensive income (loss)	$21,454	$20,776	$3,256	$(24,290)	$21,196

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW
For the year ended December 31, 2013
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(13,959)	$(17,640)	$4,637	$13,003	$(13,959)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	27,280	2,398	—	29,678
Gain on insurance recovery related to fixed assets	—	(1,791)	—	—	(1,791)
Deferred income tax provision	—	(10,435)	573	—	(9,862)
Accretion on debt	3,727	—	—	—	3,727
Accretion on ESOI liabilities	—	445	—	—	445
Amortization of deferred finance costs	2,114	249	117	(86)	2,394
Losses on write down or disposal of assets	—	10,050	—	—	10,050
Losses on writedown of inventory supplies	—	2,738	—	—	2,738
Losses on derivative financial instruments	—	5,696	23	—	5,719
Lower of cost or market adjustment to inventories	—	3,739	—	—	3,739
Non-cash compensation expense	380	2,829	—	—	3,209
Capitalization of interest	(28,550)	(888)	—	—	(29,438)
Equity in loss (income) of subsidiaries, net of taxes	12,917	—	—	(12,917)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	3,923	(2,934)	349	1,338
Increase in inventories, net	—	(7,521)	(6,865)	—	(14,386)
Decrease (increase) in prepaid expenses and other current assets	21	3,800	3	(425)	3,399
(Increase) decrease in deposits and other	—	(125)	28	—	(97)
(Decrease) increase in accounts payable	(93)	26,530	4,164	(349)	30,252
Increase in accrued expenses	112	9,435	2,695	425	12,667
Increase in other long-term liabilities	—	2,173	—	—	2,173
Net cash (used in) provided by operating activities	(23,331)	60,487	4,839	—	41,995
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(300,739)	(11,059)	—	(311,798)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advances (to) from subsidiaries	(191,243)	191,415	(172)	—	—
Net cash used in investing activities.	(191,243)	(107,533)	(11,231)	—	(310,007)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	51,000	23,500	—	74,500
Repayments on the Credit Facilities	—	(4,500)	(13,500)	—	(18,000)
Debt issuance costs	(358)	(141)	(25)	—	(524)
Borrowings on Credit Agreement	—	13,358	—	—	13,358
Repayments on the Credit Agreement	—	(1,866)	—	—	(1,866)
Tax effect of share based compensation award exercise and vesting	(19)	—	—	—	(19)
Restricted stock withheld for taxes	(411)	—	—	—	(411)
Net proceeds from the issuance of stock	71,996	—	—		71,996
Net cash provided by financing activities	92,508	57,851	9,861	—	160,220
Net (decrease) increase in cash and cash equivalents	(122,066)	10,805	3,469	—	(107,792)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119
Cash and cash equivalents at end of period	$101,449	$26,782	$8,096	$—	$136,327

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended December 31, 2012
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	24,238	1,955	—	26,193
Gain on bargain purchase of a business	—	(1,781)	—	—	(1,781)
Gain on insurance recovery related to fixed assets	—	(1,264)	—	—	(1,264)
Deferred income tax provision	—	(17,572)	319	(991)	(18,244)
Accretion on debt	3,288	—	—	—	3,288
Accretion on ESOI liabilities	—	772	—	—	772
Amortization of deferred finance costs	1,126	109	85	(85)	1,235
Losses on write down or disposal of assets	—	25,936	—	—	25,936
Losses (gains) on derivative financial instruments	—	30,809	(167)	—	30,642
Lower of cost or market adjustment to inventories	—	1,421	—	—	1,421
Non-cash compensation expense	336	2,141	—	—	2,477
Capitalization of interest	(10,464)	—	—	—	(10,464)
Equity in loss (income) of subsidiaries, net of taxes	24,704	—	—	(24,704)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	2,860	(908)	(68)	1,884
(Increase) in inventories, net	—	(6,115)	(1,611)	—	(7,726)
(Increase) decrease in prepaid expenses and other current assets	(8)	3,222	18	(3,125)	107
Decrease in deposits and other	—	6	—	—	6
(Decrease) increase in accounts payable	(4)	43,108	1,285	68	44,457
Increase (decrease) in accrued expenses	1,953	(6,893)	(788)	4,116	(1,612)
(Decrease) increase in other long-term liabilities	—	(2,762)	94	—	(2,668)
Net cash (used in) provided by operating activities	(9,496)	72,272	1,456	—	64,232
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(181,641)	(2,900)	—	(184,541)
Insurance proceeds related to fixed assets	—	1,264	—	—	1,264
Acquisitions	—	(400)	—	—	(400)
Decrease in restricted cash	—	2,500	—	—	2,500
Investment in and advances (to) from subsidiaries	(97,297)	96,863	434	—	—
Net cash used in investing activities.	(97,297)	(81,414)	(2,466)	—	(181,177)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	171,829	—	—	—	171,829
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Debt Issuance Costs	(7,725)	(1,248)	(102)	—	(9,075)
Borrowings on the Credit Agreement	—	9,841	—		9,841
Proceeds from the exercise of options	138	—	—	—	138
Tax effect of share based compensation award exercise and vesting	(82)	—	—	—	(82)
Restricted stock withheld for taxes	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	163,885	8,593	(215)	—	172,263
Foreign currency impact on cash balance	—	—	301	—	301
Net increase (decrease) in cash and cash equivalents	57,092	(549)	(924)	—	55,619
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500
Cash and cash equivalents at end of period	$223,515	$15,977	$4,627	$—	$244,119

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended December 31, 2011
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$21,454	$20,776	$3,514	$(24,290)	$21,454
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	20,547	1,478	—	22,025
Gain on bargain purchase of a business	—	—	(4,920)	—	(4,920)
Gain on insurance recovery related to fixed assets	—	(4,330)	—	—	(4,330)
Deferred income tax provision	—	4,978	(137)	991	5,832
Accretion on debt	1,235	—	—	—	1,235
Accretion on ESOI liabilities	—	336	—	—	336
Amortization of deferred finance costs	191	22	85	(85)	213
Losses on write down or disposal of assets	—	10,220	—	—	10,220
(Gains) losses on derivative financial instruments	—	(442)	171	—	(271)
Lower of cost or market adjustment to inventories	—	838	—	—	838
Non-cash compensation expense	419	2,565	—	—	2,984
Capitalization of interest	(597)	—	—	—	(597)
Equity in (income) loss of subsidiaries, net of taxes	(24,375)	—	—	24,375	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	—	(180)	1,666	148	1,634
Decrease (increase) in inventories, net	—	2,781	(59)	—	2,722
(Increase) decrease in prepaid expenses and other current assets	(8)	(23,239)	3	6,429	(16,815)
Increase in deposits and other	—	(9,686)	(31)	—	(9,717)
Increase (decrease) in accounts payable	36	(800)	435	(148)	(477)
Increase (decrease) in accrued expenses	1,541	4,276	3,451	(7,420)	1,848
(Decrease) increase in other long-term liabilities	—	(1,964)	24	—	(1,940)
Net cash (used in) provided by operating activities	(104)	26,698	5,680	—	32,274
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(64,643)	(66)	—	(64,709)
Insurance proceeds related to fixed assets	—	4,330	—	—	4,330
Acquisitions	(15,078)	—	—	—	(15,078)
Decrease in restricted cash	—	22,876	1,023	—	23,899
Investment in and advances (to) from subsidiaries	(7,720)	8,733	(1,013)	—	—
Net cash used in investing activities.	(22,798)	(28,704)	(56)	—	(51,558)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	100,000	—	—	—	100,000
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Debt Issuance Costs	(2,721)	(428)	—	—	(3,149)
Proceeds from the exercise of stock options	2,360	—	—	—	2,360
Tax effect of share based compensation award exercise and vesting	(151)	—	—	—	(151)
Equity issuance costs related to the issuance of Convertible Notes	(760)				(760)
Net cash provided by (used in) financing activities	98,728	(428)	(113)	—	98,187
Foreign currency impact on cash balance	—	—	40	—	40
Net increase (decrease) in cash and cash equivalents	75,826	(2,434)	5,551	—	78,943
Cash and cash equivalents at beginning of period	90,597	18,960	—	—	109,557
Cash and cash equivalents at end of period	$166,423	$16,526	$5,551	$—	$188,500

Schedule 1: Condensed Financial Information of Registrant

HORSEHEAD HOLDING CORP.
CONDENSED BALANCE SHEETS - PARENT COMPANY ONLY
December 31, 2013 and 2012
(Amounts in thousands)

ASSETS
	2013	2012
Cash and cash equivalents	$101,449	$223,515
Prepaid expenses and other current assets	8	29
Loan receivable	14,823	14,823
Other assets	7,371	9,126
Investment in and advances to subsidiary	599,444	389,740
Total assets	$723,095	$637,233
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$—	$93
Accrued expenses	3,606	3,494
Long term debt	279,549	254,524
Stockholders’ equity
Common stock	504	439
Additional paid-in capital	308,825	234,113
Retained earnings	130,611	144,570
Total stockholders’ equity	439,940	379,122
Total liabilities and stockholders’ equity	$723,095	$637,233

See note to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.
CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Selling, general and administrative	$1,433	$1,311	$1,792
Equity in (loss) income of subsidiary, net of (benefit) taxes of $(7,455), $(16,928) and $10,902 for 2013, 2012 and 2011, respectively	(12,917)	(24,704)	24,375
Interest income	1,091	1,301	1,293
Interest expense	700	5,713	2,422
(Loss) income before taxes	(13,959)	(30,427)	21,454
Income tax (benefit) expense	—	—	—
NET (LOSS) INCOME	$(13,959)	$(30,427)	$21,454

See note to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
For the years ended December 31, 2013, 2012 and 2011
(Amounts in thousands)

	2013	2012	2011
Cash Flows from Operating Activities:
Net (loss) income	$(13,959)	$(30,427)	$21,454
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Equity in loss (income) of subsidiary	12,917	24,704	(24,375)
Non-cash compensation expense	380	336	419
Accretion on debt	3,727	3,288	1,235
Amortization of deferred finance costs	2,114	1,126	191
Capitalization of interest	(28,550)	(10,464)	(597)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	21	(8)	(8)
(Increase) decrease in accounts payable	(93)	(4)	36
Increase in accrued expenses	112	1,953	1,541
Net cash (used in) provided by operating activities	(23,331)	(9,496)	(104)
Cash Flows from Investing Activities:
Advances to subsidiaries	(191,243)	(97,297)	(7,720)
Acquisitions	—	—	(15,078)
Net cash used in investing activities	(191,243)	(97,297)	(22,798)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	171,829	100,000
Debt issuance costs	(358)	(7,725)	(2,721)
Equity issuance costs	—	—	(760)
Proceeds from the exercise of stock options	—	138	2,360
Tax effect of share based compensation award exercise and vesting	(19)	(82)	(151)
Restricted stock withheld for taxes	(411)	(275)	—
Net proceeds from the issuance of stock	71,996	—	—
Net cash provided by financing activities	92,508	163,885	98,728
Net (decrease) increase in cash and cash equivalents	(122,066)	57,092	75,826
Cash and cash equivalents at beginning of period	223,515	166,423	90,597
Cash and cash equivalents at end of period	$101,449	$223,515	$166,423

See note to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.
NOTE TO CONDENSED FINANCIAL STATEMENTS OF REGISTRANT

NOTE 1. The condensed financial information includes only the financial information for the Registrant, Horsehead Holding Corp., excluding all of its consolidated subsidiaries. The schedule is required based upon the limitations on dividends and distributions that its subsidiary, Horsehead Corporation, can make to the registrant under the terms of its ABL Facility as described in Note P - Long Term Debt to the Audited Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1
Stock Purchase Agreement dated as of December 1, 2009 among the Registrant, Vale Inc Americas Inc, and Vale Inc Limited (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K, filed on December 4, 2009)

3.1
Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

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
4.6
First Supplemental Indenture, dated as of October 24, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

4.7
Supplemental Indenture, dated as of June 3, 2013, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association. as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 4, 2013)

10.1
Revolving Credit and Security Agreement, dated as of September 28, 2011, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, National Association, as agent and lender. (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.2
Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.3
Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.4
Second Amended and Restated Horsehead Holding Corp. 2004 Stock Option Plan (incorporated by reference to Exhibit 10.3 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.5
Form of Option Agreement issued under 2004 Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.6
Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.7
Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.8
Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Ali Alavi (incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.9
Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

E-1

10.10
Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.11
Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.12	Horsehead Holding Corp. 2012 Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 10, 2012) †
10.13
First Amendment to Revolving Credit and Security Agreement, dated as of July 26, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Company, as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

10.14
Credit Agreement dated August 28, 2012 among Horsehead Holding Corp., Banco Bilbao Vizcaya Argentaria, S.A., and Horsehead Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2012)

10.15
Second Amendment to Revolving Credit and Security Agreement, dated as of October 24, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp. as guarantor, Chestnut Ridge Railroad Corp., as guarantor, Horsehead Metal Products, Inc. as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

10.16
Revolving Credit and Security Agreement, dated as of December 21, 2012, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor and PNC Bank, Canada Branch, as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 26, 2012)

10.17
Credit Agreement, dated as of June 24, 2013, by and between the International Metals Reclamation Company, Inc., as borrower, and Wells Fargo Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 26, 2013)

10.18
Continuing Guaranty, dated as of June 24, 2013, by Horsehead Holding Corp. to Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 26, 2013)

10.19
Amendment Number One to the Revolving Credit and Security Agreement, dated as of September 30, 2013, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, Canada Branch, as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 1, 2013)

10.20
Third Amendment to Revolving Credit and Security Agreement, dated as of December 24, 2013, by and among Horsehead Corporation, Horsehead Metal Products, Inc. and Horsehead Zinc Powders, LLC (collectively the "Borrower"), Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Corp., as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 27, 2013)

21.1	List of subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
24.1	Power of Attorney (included in the signature page to this report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Instance Document
101.SCH	Schema Document
101.CAL	Calculation Linkbase Document
101.LAB	Labels Linkbase Document
101.PRE	Presentation Linkbase Document
101.DEF	Definition Linkbase Document
____________

†	Management contract or compensatory plan or arrangement.

E-2