Form 10-Q
period 2014-03-31
Horsehead Holding Corp
filed 2014-05-12
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of May 9, 2014 was 50,709,506.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; the state of the credit and financial markets; decreases in the prices of zinc and nickel-based products; competition from global zinc and nickel manufacturers; long term declines in demand of zinc and nickel products due to competing technologies or materials; our ability to implement our business strategy successfully; our ability to complete the final phase of construction, commissioning and ramp up of our new zinc facility; our ability to realize the projected benefits from the new zinc facility once fully operational; the ability of the new zinc facility to produce Special High Grade or Continuing Galvanizing Grade zinc; cash flow generation and the availability of financing being sufficient to meet our needs for capital; our ability to service our debt; our ability to integrate acquired businesses; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy or raw material supplies; decreases in order volume from major customers;

i

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2014 and December 31, 2013
(Unaudited)
(Amounts in thousands, except per share amounts)

	March 31, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$65,470	$136,327
Accounts receivable, net of allowance of $469 and $554, respectively	68,501	58,649
Inventories, net	66,311	69,576
Prepaid expenses and other current assets	16,625	5,264
Deferred income taxes	5,762	6,337
Total current assets	222,669	276,153
Property, plant and equipment, net	759,959	708,250
Other assets
Intangible assets, net	10,887	11,268
Deposits and other	9,065	9,641
Total other assets	19,952	20,909
Total assets	$1,002,580	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,881	$2,870
Accounts payable	100,273	114,191
Accrued expenses	53,762	44,758
Total current liabilities	156,916	161,819
Long-term debt, less current maturities	354,199	354,768
Other long-term liabilities	18,015	17,787
Deferred income taxes	25,710	26,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 50,708 and 50,437 shares issued and outstanding in 2014 and 2013, respectively	507	504
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	311,056	308,825
Retained earnings	131,562	130,833
Accumulated other comprehensive income	663	667
Total stockholders’ equity before noncontrolling interest	443,788	440,829
Noncontrolling interest	3,952	4,065
Total stockholders’ equity	447,740	444,894
Total liabilities and stockholders’ equity	$1,002,580	$1,005,312
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2014 and 2013
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net sales of zinc material and other goods	$87,812	$92,614
Net sales of nickel-based material and other services	12,397	14,758
EAF dust service fees	9,855	10,890
Net sales	110,064	118,262
Cost of sales of zinc material and other goods	83,203	81,221
Cost of sales of nickel-based material and other services	8,771	8,993
Cost of EAF dust services	7,880	9,799
Restructuring expenses	146	—
Cost of sales (excluding depreciation and amortization)	100,000	100,013
Depreciation and amortization	4,853	7,104
Selling, general and administrative expenses	6,038	5,830
Total costs and expenses	110,891	112,947
(Loss) income from operations	(827)	5,315
Other income (expense)
Interest expense	(538)	(1,081)
Interest and other income	2,488	424
Total other income (expense)	1,950	(657)
Income before income taxes	1,123	4,658
Income tax expense	394	1,830
NET INCOME	$729	$2,828
Income per common share:
Basic	$0.01	$0.06
Diluted	$0.01	$0.06
Weighted average shares outstanding:
Basic	50,581	44,014
Diluted	51,789	44,294
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the three months ended March 31, 2014 and 2013
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2014	2013
Net income	$729	$2,828
Other comprehensive income, net of tax:
Net pension liability adjustment	(4)	—
Comprehensive income	$725	$2,828
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2014
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2013	50,437	$504	$308,825	$130,833	$667	$4,065	$444,894
Restricted stock vesting	201	2	(2)	—	—	—	—
Stock compensation expense	—	—	1,233	—	—	—	1,233
Stock option exercise	70	1	909	—	—	—	910
Net tax benefit of equity award vesting	—	—	774	—	—	—	774
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Restricted stock withheld for taxes	—	—	(683)	—	—	—	(683)
Comprehensive income, net of tax	—	—	—	729	(4)	—	725
Balance at March 31, 2014	50,708	$507	$311,056	$131,562	$663	$3,952	$447,740
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2014 and 2013
(Unaudited)
(Amounts in thousands)

	2014	2013
Cash Flows from Operating Activities:
Net income	$729	$2,828
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	4,853	7,104
Deferred income tax benefit	241	(262)
Accretion on debt	955	939
Accretion on ESOI liabilities	105	112
Amortization of deferred finance costs	616	579
Losses on writedown or disposal of assets	—	108
Losses on derivative financial instruments	(3,100)	(1,047)
Lower of cost or market adjustment to inventories	956	862
Non-cash compensation expense	1,233	1,008
Capitalization of interest	(7,942)	(6,478)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(9,817)	(4,685)
Decrease (increase) in inventories, net	2,309	(8,216)
(Increase) decrease in prepaid expenses and other current assets	(9,194)	4,432
(Increase) in deposits and other	(7)	(140)
(Decrease) in accounts payable	(13,918)	(2,338)
Increase in accrued expenses	9,902	4,212
Increase in other long-term liabilities	119	261
Net cash used in operating activities	(21,960)	(721)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(48,235)	(64,917)
Net cash used in investing activities	(48,235)	(64,917)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	(113)	(114)
Borrowings on the Credit Facilities	6,874	3,500
Repayments on the Credit Facilities	(7,900)	(3,500)
Debt issuance costs	(37)	(25)
Borrowings on the Credit Agreement	178	3,957
Repayments on the Credit Agreement	(665)	(304)
Proceeds from the exercise of stock options	910	—
Tax effect of share based compensation award exercise and vesting	774	193
Restricted stock withheld for taxes	(683)	(345)
Net cash (used in) provided by financing activities	(662)	3,362
Net decrease in cash and cash equivalents	(70,857)	(62,276)
Cash and cash equivalents at beginning of period	136,327	244,119
Cash and cash equivalents at end of period	$65,470	$181,843
The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2014 and for the three months ended March 31, 2014 and 2013 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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
Certain reclassifications have been made to prior year amounts in Note S - Segment Information to conform with current year classifications.
NOTE B—ACQUISITION OF BUSINESS
On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powder LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed Horsehead Zinc Powders, LLC. ("HZP"). The Company was MZP's long-term supplier of Special Special High Grade zinc metal used in their production process. The estimated purchase price was $1,101 which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time up to a maximum of $1,500.
The first two payments related to the contingent consideration were made in 2013. Based upon a decrease in expected production, however, the contingent consideration was reduced by $257 in 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply and a drop in a customer's production, shipments however have continued. As a result, the contingent consideration was reduced by an additional $124 . This adjustment was recorded in Interest and other income in the Consolidated Statements of Operations. The final payment under the contingent consideration will be made in May 2014.
NOTE C - RESTRUCTURING EXPENSES

On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of its manufacturing operations at the plant located in Monaca, Pennsylvania were expected to be permanently closed and shut down within several months of the notification date. The Company expects to permanently terminate the employment of five hundred ten salaried and hourly positions. The zinc oxide and high purity zinc metal refinery operations at the Monaca facility ceased operation on December 23, 2013. The smelting operation was reduced from six furnaces to five furnaces as remaining zinc feedstock at the site was converted to PW grade metal. Production at the zinc smelter ceased at the end of April 2014.

Costs and the related liabilities due to involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. The Company recorded a charge of $7,691 during the fourth quarter of 2013 for severance and other employee-related costs associated with the closing of the Monaca, Pennsylvania facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Accrual at December 31, 2013	$7,682
Adjustments to previously recorded restructuring charges	$146
Cash payments	$(787)
Remaining accrual at March 31, 2014	$7,041

The majority of the remaining cash expenditures of $7,041 related to the severance and other employee-related costs are expected to be paid by the end of the second quarter of 2014.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability incurred. The Company is expected to incur $1,700 during 2014 in exit and disposal costs related to the closing of the Monaca, Pennsylvania facility and incurred approximately $141 during the first quarter of 2014.
NOTE D—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Cash in bank	$65,253	$136,110
Money market demand account	217	217
	$65,470	$136,327
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both March 31, 2014 and December 31, 2013. The Company carries deposits in excess of federally insured amounts. At March 31, 2014, the Company had $2,762 in cash held at foreign institutions. The Company does not believe that it is exposed to significant concentration of credit risk.
The money market demand account carried an interest rate of 0.20% on March 31, 2014 and December 31, 2013. The balances approximate fair value.
NOTE E—INVENTORIES
Inventories consisted of the following at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Raw materials	$13,678	$12,053
Work-in-process	2,154	5,120
Finished goods	37,983	40,468
Supplies and spare parts	12,496	11,935
	$66,311	$69,576
Inventories were net of reserves for slow moving inventory of $5,649 and $6,164 at March 31, 2014 and December 31, 2013, respectively.
The Company recorded lower of cost or market (“LCM”) adjustments of $956 and $862 to its finished goods inventories during the three months ended March 31, 2014 and 2013, respectively. The Company recorded total LCM adjustments to its finished goods inventories of $3,739 during 2013. The 2014 and 2013 LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price and increased production costs in 2014, at the Monaca facility, as the plant operated at inefficient levels during shutdown.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Refundable income taxes	$2,344	$2,017
Prepaid hedge contracts	2,358	191
Contractual obligation receivable	9,000	—
Other	2,923	3,056
	$16,625	$5,264
See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.
NOTE G—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Land and land improvements	$21,879	$21,879
Buildings and building improvements	27,819	27,758
Machinery and equipment	199,068	196,760
Construction in progress	600,340	546,519
	849,106	792,916
Less accumulated depreciation	(89,147)	(84,666)
	$759,959	$708,250
The Company capitalized $7,942 and $6,478 of interest expense during the three months ended March 31, 2014 and March 31, 2013, respectively. The interest expense capitalized related to the construction of the new zinc facility. Through March 31, 2014, the Company has capitalized a total of $48,441 of interest expense related to the new zinc facility.

During the fourth quarter of 2011, the Company recorded an initial impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the potential partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant in North Carolina. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011.

On March 15, 2012, the Company announced that it had entered into an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca, Pennsylvania facility in the first quarter of 2012. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca, Pennsylvania facility when the smelting operation is closed. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The useful lives of the assets related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012, the continuation of the construction of the new zinc facility and the determination that the power plant, which had been idled since September 2011, will not be restarted.

On June 28, 2013, Shell extended its option until January 2014. Based upon this extension, the Company evaluated the carrying values of these assets and no impairment charge was recorded. On October 31, 2013, the Company notified various related parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of Horsehead Corporation's manufacturing operations at its Monaca, Pennsylvania facility were expected to be permanently closed and shut down within several months of the notification date. Based upon this notice, the Company recorded an impairment charge of $9,349 during the fourth quarter of 2013 related to its Monaca facility. The Company has recorded total impairment charges of $44,451 related to the Monaca facility. The net book value of the remaining assets of the Monaca, Pennsylvania facility

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

was approximately $5,000 at December 31, 2013 and no additional impairment or depreciation will be recorded related to the Monaca facility.

The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge.
NOTE H— DEPOSITS AND OTHER
Deposits and other at March 31, 2014 and December 31, 2013 consisted of the following:

	March 31, 2014	December 31, 2013
Deferred finance costs	$8,324	$8,903
Other	741	738
	$9,065	$9,641
See Note I – Long Term Debt for additional information regarding deferred finance costs.
NOTE I—LONG –TERM DEBT
Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	86,694	85,814
10.50% Senior Secured Notes due June 2017, net of debt discount	193,809	193,734
ABL Facility, interest payable at variable rates	27,600	31,500
Zochem Credit Facility, interest payable at variable rates	12,874	10,000
INMETCO Credit Facility, interest payable at variable rates	15,000	15,000
Credit Agreement, interest payable at variable rates	20,848	21,335
	357,080	357,638
Less portion currently payable	2,881	2,870
	$354,199	$354,768

Convertible Senior Notes
On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company used the proceeds from the offering for the initial stages of construction for the state-of-the-art zinc and diversified metal production facility in Rutherford County, North Carolina (“new zinc facility”) and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.
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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended March 31, 2014 and 2013. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three months ended March 31, 2014, the Company recognized $1,830 in interest expense related to the Convertible Notes. During the three months ended March 31, 2013, the Company recognized $1,758 in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $86,694 with an unamortized discount of $13,306 at March 31, 2014. The carrying amount of the Convertible Notes was $85,814 with an unamortized discount of $14,186 at December 31, 2013. The carrying amount of the equity component was $7,457 and $8,028 at March 31, 2014 and December 31, 2013, respectively. The accumulated accretion related to the equity component was $5,564 and $4,993 at March 31, 2014 and December 31, 2013, respectively. The fair value of the Convertible Notes was estimated to be approximately $130,000 and $127,000 at March 31, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.
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
The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of certain portions of eligible accounts receivable and of eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility. At March 31, 2014, the Company had $9,712 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At March 31, 2014, there were $27,600 in outstanding borrowings under the ABL Facility. At March 31, 2014, there was no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at March 31, 2014.

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
The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2014.
The Company incurred issuance costs of $444 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $22 and $21 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2014 and 2013, respectively.
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
Senior Secured Notes
On July 26, 2012, the Company completed a private placement of $175,000 in aggregate principal amount of 10.50% Senior Secured Notes due 2017 (“Senior Secured Notes”), at an issue price of 98.188% of par. The Company received proceeds of $171,829 and recognized approximately $7,732 in issuance costs in connection with the offering. The total net proceeds from the offering were $164,097. The Company used the proceeds from the Senior Secured Notes to pay for the completion of the construction of the Company’s new zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures
The Senior Secured Notes pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Notes mature on June 1, 2017.
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior secured Notes to add Horsehead Metal Products, Inc. ("HMP"), a North Carolina corporation and the owner of the Mooresboro, North Carolina real property as an additional subsidiary guarantor under the Indenture.
The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Senior Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three months ended March 31, 2014 and 2013, the Company recognized $4,741 and $4,726 respectively, in interest expense related to the Senior Secured Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.
The carrying amount of the Senior Secured Notes was $172,744 with an unamortized discount of $2,256 at March 31, 2014. The carrying amount of the Senior Secured Notes was $172,597 with an unamortized discount of $2,403 at December 31, 2013. The fair value of the Senior Secured Notes was estimated to be approximately $196,000 and $192,000 at March 31, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.
Costs of $7,732 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $400 related to the amortization of debt issuance costs during both the three months ended March 31, 2014 and 2013, respectively.
On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20,000 in aggregate principal amount of its Senior Secured Notes (the “Additional Notes”) at an issue price of 106.5% of the principal amount of the Additional Notes plus accrued interest from June 1, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued pursuant to the Indenture. The Senior Secured Notes and Additional Notes (collectively, the “Notes”) will not, until the first anniversary of the issuance of the Additional Notes, trade fungibly, but have identical terms and shall be treated as a single class for all purposes under the Indenture.
The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Notes using the interest method as required by ASC 835-30 Imputation of Interest. During the three months ended March 31, 2014, the Company recognized $453 in interest expense related to the Additional Notes. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

The carrying amount of the Additional Notes was $21,065 with an unamortized premium of $1,065 at March 31, 2014. The carrying amount of the Additional Notes was $21,137 with an unamortized premium of $1,137 at December 31, 2013. The fair value of the Additional Notes was estimated to be approximately $22,400 and $22,000 at March 31, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Costs of $345 associated with the issuance were capitalized as a component of other assets. These costs are being amortized to interest expense over the remaining term of the Notes. The Company recognized interest expense of $22 related to the amortization of debt issuance costs during the three months ended March 31, 2014.
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
The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on August 2022, amortizing over that period, and bearing interest a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At March 31, 2014 and December 31, 2013, the Company had outstanding borrowings of $20,848 and $21,335, respectively, under the Credit Agreement. At March 31, 2014 and December 31, 2013, the current portion of amounts due under the Credit Agreement was $2,881 and $2,870, respectively.
Draws may be made under the Credit Agreement until September 2014. Principal and interest payments are due semiannually. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.
The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2014. Availability under the Credit Agreement was approximately $3,395 at March 31, 2014. The carrying amount of the debt approximated fair value at March 31, 2014.
The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $35 related to the amortization of deferred finance costs was recorded during both the three months ended March 31, 2014 and 2013.
Zochem Revolving Credit and Security Agreement
On December 21, 2012, Zochem entered into a Revolving Credit and Security Agreement (the “Zochem Facility”), as borrower, with PNC Bank, Canada Branch, as agent and lender. The Company also entered into the Zochem Facility as a guarantor of Zochem’s obligations. Zochem entered into the Zochem Facility to support liquidity needs for its recently completed production capacity expansion in Brampton, Ontario. On April 29, 2014, Zochem terminated the $15,000 CAD Zochem Facility and entered into, as borrower, a new $20,000 revolving credit facility (the "2014 Zochem Facility") with PNC Bank, as agent and lender. The Company also entered into the 2014 Zochem Facility as a guarantor of Zochem's obligations. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility.

The Zochem Facility provided for a forty-five month senior secured revolving credit facility in an aggregate principal amount of up to $15,000 CAD (approximately $13,578 USD at March 31, 2014). The aggregate amount of loans permitted to be made to Zochem under the revolving credit facility could not exceed a borrowing base consisting of the lesser of: (a) $15,000 CAD, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 CAD would be available to Zochem for the issuance of letters of credit, which reduce availability under the revolving credit facility. Zochem’s obligations under the Zochem Facility was secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At March 31, 2014, the Company had $12,874 outstanding borrowings under the Zochem Facility. Undrawn availability under the Zochem Facility was $242 at March 31, 2014. The carrying amount of the debt approximated fair value at March 31, 2014.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Borrowings by Zochem under the Zochem Facility bore interest at a rate per annum which, at the option of Zochem, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the Zochem Facility, plus an applicable margin of 1.00% based on average undrawn availability, or (b) a CDOR, Libor or eurodollar rate as applicable, plus a margin of 2.50% based on average undrawn availability. Zochem paid a letter of credit fee to the lenders under the Zochem Facility of 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.
The Zochem Facility contained customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elected, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the Zochem Facility would become immediately due and payable.
Zochem paid an unused line fee to the lenders under the Zochem Facility of 0.75% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeded the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.
The Zochem Facility contained a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The Zochem Facility also contained customary restrictive negative covenants as well as customary reporting and other affirmative covenants. On September 30, 2013, Zochem entered into Amendment Number One which amended several definitions within the Zochem Facility Agreement. The Company was in compliance with all covenants at March 31, 2014.
The Company incurred issuance costs of $164 in connection with the Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Zochem Facility. Interest expense of $11and $8 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2014 and 2013, respectively.
INMETCO Senior Secured Revolving Credit Agreement
On June 24, 2013, The International Metals Reclamation Company, Inc. (“INMETCO”), a wholly owned subsidiary of the Company, entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”), as borrower, with Wells Fargo Bank, N.A., as lender. The Company entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. The INMETCO Facility was entered into to support working capital requirements and for general corporate purposes. On March 31, 2014, the Company entered into the First Amendment to the Credit Agreement which amended certain provisions of the Credit Agreement including the increase of the maximum advances allowed from $15,000 to $20,000.
The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $20,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At March 31, 2014, INMETCO had $15,000 in outstanding borrowings under the INMETCO Facility and $5,000 of remaining availability. The carrying amount of the debt approximated fair value at March 31, 2014.

Borrowings under the INMETCO facility will bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO will pay unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.
The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2014. The First Amendment to the Credit Agreement amended the minimum net worth requirement for the March and June 2014 quarters.
INMETCO incurred issuance costs of $126 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $11 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2014.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Other
At March 31, 2014 and December 31, 2013, the Company had $10,094 of letters of credit outstanding under the ABL Facility and Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both March 31, 2014 and December 31, 2013.
NOTE J—ACCRUED EXPENSES
Accrued expenses at March 31, 2014 and December 31, 2013 consisted of the following.

	March 31, 2014	December 31, 2013
Employee related costs	$6,427	$9,165
EAF dust processing reserve	3,535	2,395
Workers’ compensation insurance claim liabilities	1,800	1,800
Unearned tolling revenue	3,172	2,616
Accrued electric	4,068	4,189
Accrued interest	8,130	4,136
Unearned contractual services	9,000	—
Restructuring accrual	7,041	7,682
Other	10,589	12,775
	$53,762	$44,758

NOTE K—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at March 31, 2014 and December 31, 2013 consisted of the following.

	March 31, 2014	December 31, 2013
Environmental obligations	$624	$644
Insurance claim liabilities	7,318	7,195
Asset retirement obligations	4,532	4,452
Deferred purchase price obligation	4,097	3,988
Other	1,444	1,508
	$18,015	$17,787

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
Net periodic benefit costs related to the plan for the three months ended March 31, 2014 and 2013, were $31 and $48, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Net periodic benefit costs for the three months ended March 31, 2014 and 2013 were:

	Three months ended March 31, 2014	Three months ended March 31, 2013
Components of net periodic benefit cost:
Service Cost	$60	$63
Interest Cost	56	54
Expected return on plan assets	(79)	(69)
Amortization of prior service cost	—	—
Losses	(6)	—
Net periodic benefit cost	$31	$48
During the three months ended March 31, 2014 and 2013, the Company made contributions in the amount of $76 and $33, respectively, to its defined benefit pension plans. The Company anticipates making $387 of additional contributions to fund its defined benefit pension plans during the remainder of 2014.
The Company’s hourly and salary pension plan assets of $4,993 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 2 of the fair value hierarchy.
NOTE M—INCOME TAXES
The Company’s effective tax rates were 35.1% and 39.3% for the three months ended March 31, 2014 and 2013, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.
On September 13, 2013 the IRS released the final Regulations governing the application of Code Sections 162(a) and 263(a) to amounts paid to acquire, produce, or improve tangible property. Management has concluded that the impact of these new regulations will not be material to the financial statements.
The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination are 2008 through 2013. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.
NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income are as follows:

	March 31, 2014	December 31, 2013
Cumulative translation adjustments	$30	$30
Net pension adjustment	633	637
Accumulated other comprehensive income	$663	$667
NOTE O—SHARE-BASED COMPENSATION

In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which was amended and restated on June 11, 2007 and which provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, were eligible for grants under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Compensation Committee”).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During the three months ended March 31, 2014, 70 options were exercised and the Company received proceeds of $910 from the exercise of these options. At March 31, 2014, there were 585 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 2.79 years of remaining contractual life. The options outstanding under the 2006 Plan had $2,235 of intrinsic value at March 31, 2014. All compensation expense had been recognized as of March 31, 2012.

The Company had a total of 636 restricted stock units at a weighted average grant date fair value of $10.32 per unit outstanding under the 2006 Plan at December 31, 2013. During the three months ended March 31, 2014, 206 restricted stock units vested having an intrinsic value of $3,409. At March 31, 2014, there were 430 restricted stock units outstanding and the remaining contractual life ranged from 0.08 years to 3.50 years. The related compensation expense for the three months ended March 31, 2014 and 2013 was $390 and $532, respectively. Unrecognized compensation expense as of March 31, 2014 was $2,505.
On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash- or equity-based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee. A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Plan.
During the three months ended March 31, 2014, the Company granted 131 service based restricted stock units with an average grant date fair value of $16.34 per unit. The restricted stock units vest over a one or five-year service period.
The Company also granted 108 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $31.15 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of 0.76%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The related compensation expense for all 2012 Plan restricted stock units for the three months ended March 31, 2014 and 2013 was $842 and $476, respectively. The remaining contractual life ranged from 0.75 years to 4.83 years. Unrecognized compensation expense as of March 31, 2014 was $8,427.

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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of March 31, 2014, the fixed portions of these contracts ranged from a monthly average of $0.89 to $0.93 per pound for zinc.
The Company has hedged approximately 4.6 tons of zinc with fixed-to-variable future swap contracts at March 31, 2014, all of which settle at various dates up to and including December 31, 2014
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices nickel. As of March 31, 2014, the fixed portion of the nickel swap contracts ranged from a monthly average of $6.57 to $6.64 per pound.
The Company has hedged approximately 0.5 tons of nickel with variable-to-fixed future swap contracts at March 31, 2014, all of which settle at various dates up to and including December 31, 2014.
The Company paid cash of $32 from the settlement of zinc and nickel swap contracts for the three months ended March 31, 2014. The Company received cash of $163 from the settlement of zinc and nickel swap contracts for the three months ended March 31, 2013.
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
During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4.4 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5.0 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. In December 2013, the Company entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were also transacted without any payment by the Company. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 is 26.6 tons. The Company converted a portion of their put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, the Company also continued to have put options in place with a strike price of $0.85 per pound covering approximately 11.6 tons of zinc production for the first quarter of 2014.
During the first quarter of 2014, the Company added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26.5 tons for the quarter.
The Company paid $1,040 from the settlement of zinc fixed price swaps during the first quarter of 2014.
The 2014 and 2013 put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for the three months ended March 31, 2014 and 2013, were higher than the strike price for the contracts and the Company received no settlement payment.
As of March 31, 2014, the Company's does not have any put options in place.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
(Losses) gains included in net sales:
Options	$(3)	$1,264
Swaps	2,030	(53)
Total gains resulting from hedging activities	$2,027	$1,211
The fair value of the swap contracts and put options as of March 31, 2014 and December 31, 2013 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2014	December 31, 2013

Options and swaps included in Prepaid expenses and other current assets.	$2,358	$191

Swaps included in Accrued expenses	$687	$1,585
The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on March 31, 2014 and December 31, 2013, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company utilizes seven different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.
The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended March 31,
	2014	2013
Basic income per share:
Net income	$729	$2,828
Weighted average shares outstanding – basic	50,581	44,014
Basic income per share	$0.01	$0.06
Diluted income per share:
Net income	$729	$2,828
Weighted average shares outstanding – diluted	51,789	44,294
Diluted income per share	$0.01	$0.06
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	50,581	44,014
Effect of dilutive securities:
Options	174	—
Convertible Notes	628	—
Restricted stock units	406	280
Weighted average shares outstanding – diluted	51,789	44,294

	Exercise Price	Three months ended March 31,
		2014	2013
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	—	655

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three months ended March 31, 2014 the average share price was higher than the exercise price for the Convertible Notes and therefore a conversion spread was recognized and dilution was assumed. During the three months ended March 31, 2013, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.
NOTE S—SEGMENT INFORMATION
As a result of the impending closure of the Monaca facility in 2014, the zinc oxide refinery operation at that facility ceased production on December 23, 2013. During 2014, zinc oxide production will occur only at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
The Company will now report three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron remelt alloy to the stainless and specialty steel industries. Accordingly, the prior year's segment information has been reclassified to conform to the new segment presentation.
The following table presents information regarding the Company’s new segment presentation:

Three months ended March 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$62,259	$35,747	$12,420	$(362)	$110,064
(Loss) income before income taxes	(3,955)	3,475	1,695	(92)	1,123

Three months ended March 31, 2013	Horsehead	Zochem		Corporate, eliminations and other	Total
Net sales	$83,870	$20,149	$14,780	$(537)	$118,262
(Loss) income before income taxes	(881)	2,051	4,080	(592)	4,658

March 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$704,412	$22,705	$32,842	$—	$759,959
Total assets	840,828	65,239	77,738	18,775	1,002,580
Capital expenditures for the three months ended March 31, 2014	44,455	3,554	226	—	48,235

December 31, 2013
Property, plant and equipment	$655,475	$19,429	$33,346	$—	$708,250
Total assets	788,281	55,060	73,989	87,982	1,005,312
Capital expenditures for the twelve months ended December 31, 2013	297,968	11,059	2,771	—	311,798

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

The damages from the fire exceeded our insurance deductible of $500 and we reached a final settlement in the amount of $3,950 during the second quarter of 2013. As of December 31, 2013, the entire insurance recovery of $3,950 had been received in cash.
The cost and insurance recoveries are summarized in the table below.

	2013	2012	Total
Property damage insurance recovery	$2,450	$1,500	$3,950
Cost of clean-up and repairs	129	148	277
Write off of fixed assets	—	236	236
Gain related to insurance recovery included in cost of sales (excluding depreciation and amortization)	$2,321	$1,116	$3,437

Insurance proceeds related to fixed assets	$1,791	$1,264

Costs capitalized	$1,791	$2,276
NOTE U—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 8.8% of total assets at March 31, 2014, accounted for 32.5% of its consolidated revenues and recorded $2,268 of consolidated net income for the three months ended March 31, 2014. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
March 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$40,976	$21,732	$2,762	$—	$65,470
Accounts receivable, net of allowance	—	51,759	21,567	(4,825)	68,501
Inventories, net	—	48,663	17,648	—	66,311
Prepaid expenses and other current assets	2	21,147	104	(4,628)	16,625
Deferred income taxes	—	5,744	18	—	5,762
Total current assets	40,978	149,045	42,099	(9,453)	222,669
Property, plant and equipment, net	—	708,959	51,000	—	759,959
Other assets
Intangible assets	—	10,737	150	—	10,887
Investment in and advances to subsidiaries	669,196	(504,102)	(5,722)	(159,372)	—
Deposits and other	21,006	1,673	744	(14,358)	9,065
Total other assets	690,202	(491,692)	(4,828)	(173,730)	19,952
Total assets	$731,180	$366,312	$88,271	$(183,183)	$1,002,580
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,881	$—	$—	$2,881
Accounts payable	—	88,762	16,336	(4,825)	100,273
Accrued expenses	7,775	48,305	2,284	(4,602)	53,762
Total current liabilities	7,775	139,948	18,620	(9,427)	156,916
Long-term debt, less current maturities	280,503	60,567	27,328	(14,199)	354,199
Other long-term liabilities	—	17,655	360	—	18,015
Deferred income taxes	—	24,468	1,242	—	25,710
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	—	507
Preferred stock	—	—	—	—	—
Additional paid-in capital	311,056	41,652	—	(41,652)	311,056
Retained earnings	131,339	78,070	40,058	(117,905)	131,562
Accumulated other comprehensive loss	—	—	663	—	663
Total stockholders’ equity before noncontrolling interest	442,902	119,722	40,721	(159,557)	443,788
Noncontrolling interest	—	3,952	—	—	3,952
Total stockholders’ equity	442,902	123,674	40,721	(159,557)	447,740
Total liabilities and stockholders’ equity	$731,180	$366,312	$88,271	$(183,183)	$1,002,580

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$101,449	$26,782	$8,096	$—	$136,327
Accounts receivable, net of allowance	—	46,163	12,915	(429)	58,649
Inventories, net	—	54,550	15,026	—	69,576
Prepaid expenses and other current assets	8	10,205	7	(4,956)	5,264
Deferred income taxes	—	6,319	18	—	6,337
Total current assets	101,457	144,019	36,062	(5,385)	276,153
Property, plant and equipment, net	—	660,161	48,089	—	708,250
Other assets
Intangible assets	—	11,100	168	—	11,268
Investment in and advances to subsidiaries	599,444	(435,470)	(5,444)	(158,530)	—
Deposits and other	22,194	1,774	703	(15,030)	9,641
Total other assets	621,638	(422,596)	(4,573)	(173,560)	20,909
Total assets	$723,095	$381,584	$79,578	$(178,945)	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,870	$—	$—	$2,870
Accounts payable	—	104,015	10,605	(429)	114,191
Accrued expenses	3,606	42,386	3,617	(4,851)	44,758
Total current liabilities	3,606	149,271	14,222	(5,280)	161,819
Long-term debt, less current maturities	279,549	64,963	25,184	(14,928)	354,768
Other long-term liabilities	—	17,427	360	—	17,787
Deferred income taxes	—	24,802	1,242	—	26,044
Commitments and contingencies
Stockholders’ equity
Common stock	504	—	—	—	504
Preferred stock	—	—	—	—	—
Additional paid-in capital	308,825	41,654	—	(41,654)	308,825
Retained earnings	130,611	79,402	37,903	(117,083)	130,833
Accumulated other comprehensive loss	—	—	667	—	667
Total stockholders’ equity before noncontrolling interest	439,940	121,056	38,570	(158,737)	440,829
Noncontrolling interest	—	4,065	—	—	4,065
Total stockholders’ equity	439,940	125,121	38,570	(158,737)	444,894
Total liabilities and stockholders’ equity	$723,095	$381,584	$79,578	$(178,945)	$1,005,312

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$52,088	$35,747	$(23)	$87,812
Net sales of nickel-based material and other services	—	12,397	—	—	12,397
EAF dust service fees	—	9,855	—	—	9,855
Net sales	—	74,340	35,747	(23)	110,064
Cost of sales of zinc material and other goods	—	51,728	31,498	(23)	83,203
Cost of sales of nickel-based material and other services	—	8,771	—	—	8,771
Cost of EAF dust services	—	7,880	—	—	7,880
Restructuring Expenses	—	146	—	—	146
Cost of sales (excluding depreciation and amortization)	—	68,525	31,498	(23)	100,000
Depreciation and amortization	—	4,192	661	—	4,853
Selling, general and administrative expenses	363	5,036	639	—	6,038
Total costs and expenses	363	77,753	32,798	(23)	110,891
(Loss) income from operations	(363)	(3,413)	2,949	—	(827)
Equity (loss) in income of subsidiaries, net of taxes	843	—	—	(843)	—
Other income (expense)
Interest expense	—	(507)	(269)	238	(538)
Interest and other income	249	2,016	439	(216)	2,488
Total other income (expense)	249	1,509	170	22	1,950
Income (loss) before income taxes	729	(1,904)	3,119	(821)	1,123
Income tax (benefit) expense	—	(457)	851	—	394
NET INCOME (LOSS)	$729	$(1,447)	$2,268	$(821)	$729

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$72,761	$20,149	$(296)	$92,614
Net sales of nickel-based material and other services	—	14,758	—	—	14,758
EAF dust service fees	—	10,890	—	—	10,890
Net sales	—	98,409	20,149	(296)	118,262
Cost of sales of zinc material and other goods	—	63,966	17,551	(296)	81,221
Cost of sales of nickel-based material and other services	—	8,993	—	—	8,993
Cost of EAF dust services	—	9,799	—	—	9,799
Cost of sales (excluding depreciation and amortization)	—	82,758	17,551	(296)	100,013
Depreciation and amortization	—	6,570	534	—	7,104
Selling, general and administrative expenses	398	4,903	529	—	5,830
Total costs and expenses	398	94,231	18,614	(296)	112,947
(Loss) income from operations	(398)	4,178	1,535	—	5,315
Equity (loss) in income of subsidiaries, net of taxes	3,442	—	—	(3,442)	—
Other income (expense)
Interest expense	(521)	(521)	(280)	241	(1,081)
Interest and other income	305	(100)	438	(219)	424
Total other income (expense)	(216)	(621)	158	22	(657)
Income (loss) before income taxes	2,828	3,557	1,693	(3,420)	4,658
Income tax expense	—	1,305	525	—	1,830
NET INCOME (LOSS)	$2,828	$2,252	$1,168	$(3,420)	$2,828

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$729	$(1,447)	$2,268	$(821)	$729
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	—	—	(4)	—	(4)
Comprehensive income (loss)	$729	$(1,447)	$2,264	$(821)	$725

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$2,828	$2,252	$1,168	$(3,420)	$2,828
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	—	—	—	—	—
Comprehensive income (loss)	$2,828	$2,252	$1,168	$(3,420)	$2,828

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$729	$(1,447)	$2,268	$(821)	$729
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	4,192	661	—	4,853
Deferred income tax provision	—	241	—	—	241
Accretion on debt	955	—	—	—	955
Accretion on ESOI liabilities	—	105	—	—	105
Amortization of deferred finance costs	536	69	33	(22)	616
Losses on derivative financial instruments	—	(3,108)	8	—	(3,100)
Lower of cost or market adjustment to inventories	—	956	—	—	956
Non-cash compensation expense	93	1,140	—	—	1,233
Capitalization of interest	(7,942)	—	—	—	(7,942)
Equity (loss) in income of subsidiaries, net of taxes	(843)	—	—	843	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(5,561)	(8,652)	4,396	(9,817)
Decrease (increase) in inventories	—	4,931	(2,622)	—	2,309
Decrease (increase) in prepaid expenses and other current assets	6	(8,774)	(98)	(328)	(9,194)
Decrease (increase) in deposits and other	652	28	(37)	(650)	(7)
(Decrease) increase in accounts payable	—	(15,252)	5,731	(4,397)	(13,918)
Increase (decrease) in accrued expenses	4,169	7,554	(2,070)	249	9,902
(Decrease) increase in long-term liabilities	—	(611)	—	730	119
Net cash used in operating activities	(1,645)	(15,537)	(4,778)	—	(21,960)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(44,681)	(3,554)	—	(48,235)
Investment in and advance (to) from subsidiaries	(59,829)	59,555	274	—	—
Net cash (used in) provided by investing activities.	(59,829)	14,874	(3,280)	—	(48,235)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	3,900	2,974	—	6,874
Repayments on the Credit Facilities	—	(7,800)	(100)	—	(7,900)
Debt issuance costs	—	—	(37)	—	(37)
Borrowings on Credit Agreement	—	178	—	—	178
Repayments on the Credit Agreement	—	(665)	—	—	(665)
Proceeds from the exercise of stock options	910	—	—	—	910
Tax effect of share based compensation award exercise and vesting	774	—	—	—	774
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	1,001	(4,387)	2,724	—	(662)
Net decrease in cash and cash equivalents	(60,473)	(5,050)	(5,334)	—	(70,857)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$40,976	$21,732	$2,762	$—	$65,470

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$2,828	$2,252	$1,168	$(3,420)	$2,828
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	6,570	534	—	7,104
Deferred income tax provision	—	(229)	(33)		(262)
Accretion on debt	939	—	—	—	939
Accretion on ESOI liabilities	—	112	—	—	112
Amortization of deferred finance costs	515	58	28	(22)	579
Losses on write down or disposal of assets	—	108	—	—	108
(Gains) losses on derivative financial instruments	—	(1,178)	131	—	(1,047)
Lower of cost or market adjustment to inventories	—	862	—	—	862
Non-cash compensation expense	109	899	—	—	1,008
Capitalization of interest	(6,478)	—	—	—	(6,478)
Equity (loss) in income of subsidiaries, net of taxes	(3,442)	—	—	3,442	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	(2,996)	(1,905)	216	(4,685)
Decrease (increase) in inventories	—	(9,356)	1,140	—	(8,216)
Decrease (increase) in prepaid expenses and other current assets	11	2,892	(62)	1,591	4,432
Decrease (increase) in deposits and other	651	(139)	—	(652)	(140)
(Decrease) increase in accounts payable	(82)	(3,635)	1,595	(216)	(2,338)
Increase (decrease) in accrued expenses	3,580	2,325	(24)	(1,669)	4,212
(Decrease) increase in long-term liabilities	—	(486)	17	730	261
Net cash (used in) provided by operating activities	(1,369)	(1,941)	2,589	—	(721)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(62,694)	(2,223)	—	(64,917)
Investment in and advance (to) from subsidiaries	(62,281)	62,287	(6)	—	—
Net cash used in investing activities.	(62,281)	(407)	(2,229)	—	(64,917)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	—	3,500	—	3,500
Repayments on the Credit Facilities	—	—	(3,500)	—	(3,500)
Debt issuance costs	(10)	(15)	—	—	(25)
Borrowings on Credit Agreement	—	3,957	—	—	3,957
Repayments on the Credit Agreement	—	(304)	—	—	(304)
Tax effect of share based compensation award exercise and vesting	193	—	—	—	193
Restricted stock withheld for taxes	(345)	—	—	—	(345)
Net cash (used in) provided by financing activities	(162)	3,638	(114)	—	3,362
Net (decrease) increase in cash and cash equivalents	(63,812)	1,290	246	—	(62,276)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119
Cash and cash equivalents at end of period	$159,703	$17,267	$4,873	$—	$181,843

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE V—SUBSEQUENT EVENT

On May 2, 2014, we announced that we shut down operations at our zinc production facility in Monaca, Pennsylvania at the end of April 2014. In total, including those employees terminated at the end of 2013 with the closure of the zinc oxide refinery, five hundred ten salaried and hourly positions will have been eliminated in Monaca. This represents the final step associated with Monaca in the transition to zinc metal production in the Mooresboro, North Carolina facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
This discussion should be read in conjunction with the Notes to Consolidated Financial Statements included herein and the Notes to Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014.
Overview

Our Business

We are a leading U.S. producer of zinc and zinc oxide, a leading recycler of electric arc furnace (“EAF”) dust and a leading recycler of nickel-bearing wastes and nickel-cadmium batteries in North America. Our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest producer of zinc oxide in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years.

As a result of the impending closure of the Monaca facility during 2014, the zinc oxide refinery operation at that facility ceased production on December 23, 2013. During 2014, zinc oxide production will occur only at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014. The Company will now report three segments, Horsehead, Zochem and INMETCO.

While we vary our raw material inputs, or feedstocks, based on cost and availability, products to be produced at our nearly complete new zinc facility in Mooresboro, North Carolina and our nickel-based products produced at our INMETCO facility, use nearly 100% recycled materials, including, in the case of our zinc products, zinc recovered from our four EAF dust recycling operations located in four states. Zinc products produced at our Monaca facility, until production ceased in late April 2014, were also produced using nearly 100% recycled materials. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates.

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

We produce zinc products at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. Our four EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
Strategic Investments and Acquisitions
In September of 2011, we announced plans to construct a new zinc facility to be located in Mooresboro, North Carolina, which we anticipate will be capable of production in excess of 155,000 tons of zinc metal per year once fully operational, including Special High Grade (“SHG”) zinc and Continuous Galvanizing Grade zinc, in addition to the Prime Western ("PW") grade zinc that we produced at our Monaca facility. The new zinc facility will also enable us to potentially recover other marketable metals from Waelz oxide (“WOX”) produced from EAF dust recycling. The facility is designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our recently closed Monaca smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility will replace our older smelter technology, which was permanently closed at the end of April 2014, and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.

The new facility will significantly reduce our manufacturing conversion costs due to the lower energy cost, higher labor productivity and reduced operating maintenance costs, and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX before it is fed to the smelter.

Construction of the new zinc facility in Mooresboro is essentially finished. We have completed all of the pre-production checks and operated nearly all of the key unit operations in an actual production mode including waelz oxide unloading and washing, leaching, solvent extraction, effluent treatment and the melting and casting facilities. The cellhouse is fully commissioned awaiting the production of sufficient on-specification electrolyte to fill the cells, turn on the power and begin zinc production. We expect first zinc production to begin shortly.

The current estimate of the cost to construct the Mooresboro facility is $525 million, of which, $504 million has been recorded through the end of the first quarter of 2014. The increase since our September 2013 estimate is primarily related to the extended commissioning process, issues with contractors and final scope additions.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened our geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced that we decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. The expansion project, which will increase the total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year, was essentially complete at the end of the first quarter of 2014 with only a few minor items remaining. In addition, through Zochem, we are in the process of opening a zinc oxide distribution and service center in 2014 to serve the growing market in the Southeastern region of the U.S. We expect that this distribution and service center will increase our warehousing and distribution network in the U.S. providing additional value to our long-standing relationships with our strategic zinc oxide customers.

On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP (“Shell”). On December 28, 2013, Shell extended its option to June 30, 2013. On June 28, 2013 we mutually agreed to extend the period for Shell to exercise its option to January 2, 2014. At the end of December 2013, we entered into an Amended and Restated Option and Purchase Agreement with Shell that included extending the option period, at the Monaca facility, during which Shell may perform its evaluation. The amended agreement also provides for demolition activities to commence at Shell's expense. Demolition of many of the buildings around the perimeter of the facility, away from the smelting operations, has been accomplished or initiated. If Shell exercises their option, we would expect to begin demolishing the remaining structures on the facility.

On September 27, 2012, we formed Horsehead Metal Products, Inc., a wholly owned subsidiary of Horsehead Corporation, which will own and operate our new Mooresboro, North Carolina facility.
On November 16, 2012, we acquired the single membership interest in Mitsui Zinc Powder LLC, ("MZP") a leading manufacturer of zinc powders for the alkaline battery business and subsequently renamed it Horsehead Zinc Powders ("HZP"). We had been a long-term supplier of Special Special High Grade zinc metal to MZP which is co-located at the site of our Monaca zinc smelter. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply and a drop in a customer's production, shipments however have continued.

On June 3, 2013, we issued an additional $20.0 million of Senior Secured Notes. We received proceeds of $21.3 million and recognized $0.3 million in issuance costs in connection with the offering.

On October 30, 2013, we completed an underwritten public offering and received $72.0 million in net proceeds after deducting $3.9 million in expenses related to the offering.
Economic Conditions and Outlook
During the first quarter of 2014, demand for our zinc metal products remained solid as we continued to sell the zinc product inventory that we had built during 2013 in anticipation of the transition of metal production from Monaca to North Carolina. During the first quarter of 2014, the Monaca facility operated at a five furnace level, producing only PW metal, until the permanent closure of the smelter in late April. As a result of the declining production of the smelter, we increased the sale of waelz oxide and calcine to third parties during the quarter. In total, 22% of the zinc units from our EAF dust recycling operations were sold to third parties during the quarter. In addition, we have entered into agreements to sell additional waelz oxide and calcine, as needed, during the transition period while Mooresboro is ramping up.
Oxide shipments at Zochem for the first quarter of 2014 were 83% higher than the fourth quarter of 2013, reflecting the shift of our Monaca oxide business to the Zochem location as a result of the closure of the zinc oxide refinery on December 23, 2013 and capacity expansion at Zochem which was essentially complete with only a few minor items remaining at the end of the first quarter of 2014. During most of the first quarter of 2014, we operated six of seven muffle furnaces at Zochem and started the new seventh furnace at the end of March 2014. We are considering installing additional baghouse capacity on some of the furnaces later this year to gain extra production capacity if market conditions warrant the investment.
EAF dust receipts for the first quarter of 2014 declined by 3% compared with the fourth quarter of 2013 primarily due to severe weather conditions which adversely affected both the delivery of EAF dust and operating up-time of our process equipment. We processed a quantity of dust during the first quarter of 2014 which was 6% lower than our dust receipts for the quarter. EAF dust receipts began to return to normal levels in March. We idled the second kiln at our Rockwood, TN plant on May 2, 2014 to balance capacity with supply. We expect to remain at this operating level for a few weeks. Steel capacity utilization remained approximately the same in the mid-70% range during the first quarter of 2014 as compared to the fourth quarter of 2013 and remained steady as we entered the second quarter of 2014.
INMETCO had a strong operating quarter as tolling receipts and remelt alloy production were up 13% and 11%, respectively, compared with the fourth quarter of 2013. We have been successful in increasing the production rate on our submerged arc furnace to keep pace with stronger tolling receipts levels. We are evaluating some modest capital investments to get further increases in capacity later this year.
LME zinc prices were higher by 6% and LME nickel prices were higher by 5% in the first quarter of 2014 as compared to the fourth quarter of 2013.

Factors Affecting Our Operating Results
Market Price for Zinc and Nickel. We generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results however, depend heavily on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock” or “purchased feed”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during the first three months of 2014, comprised approximately 97% of our raw materials at our Monaca, Pennsylvania facility, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 and then stabilized during 2012, 2013 and through the three months ended March 31, 2014.
Average monthly, daily and yearly LME zinc prices for the years 2005 through 2013 and the three months ended March 31, 2014 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	Three Months Ended March 31, 2014
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$0.92
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$0.98
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.92

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
During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were transacted without any payment by us. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we also continued to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter.
We paid $1.0 million as a result of the settlement of zinc fixed price swaps during the first quarter of 2014.
The 2014 and 2013 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for the three months ended March 31, 2014 and 2013, were higher than the strike price for the contracts and we received no settlement payment.
As of March 31, 2014, we do not have any put options in place.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2013 and the three months ended March 31, 2014 were as follows:

LME Nickel Prices	2010	2011	2012	2013	Three Months Ended March 31, 2014
Daily High	$11.81	$13.17	$9.90	$8.44	$7.36
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06
Average	$9.89	$10.36	$7.97	$6.81	$6.64

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first three months of 2014, we began to ship some of the inventory that we had been building during 2013 as production was reduced to five furnaces for the remainder of operations until the closure of the zinc smelter, which occurred in late April 2014.
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and the first three months of 2014, weekly steel industry capacity increased back to the mid 70% range.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Three months ended March 31,		Year Ended December 31,		Three months ended March 31,		Year Ended December 31,
	2014	2013	2013	2012	2014	2013	2013	2012
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	39	43	169	189	$2,028	$2,078	$1,981	$1,875
EAF Dust	138	155	607	618	$71	$70	$72	$69
Nickel-based products	7	7	28	28	$1,576	$1,745	$1,568	$1,717

(1)	Includes HZP since November 16, 2012

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. During the first three months of 2014, our zinc related purchased feedstock costs at our Monaca, Pennsylvania facility comprised approximately 12% of our production costs compared to 18% for the first three months of 2013. Purchased-feedstock-related costs are driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc. For the three months ended March 31, 2014, the conversion related costs were 50% and EAF based feedstock represented 38% of our production costs at our Monaca facility. Purchased feedstock costs at our Zochem facility, which comprised approximately 66% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 34% of our production costs for the three months ended March 31, 2014 at our Zochem facility.
Certain components of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes a portion of our conversion cost per ton changes inversely. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. The Company recorded LCM adjustments of $1.0 million during the three months ended March 31, 2014. LCM adjustments of $0.9 million were recorded during the three months ended March 31, 2013. Total LCM adjustments were $3.7 million for the year ended December 31, 2013. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through costs of sales during the same month it is purchased.

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
Fire at our INMETCO facility on October 28, 2012
On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, they experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The planned maintenance outage was only extended a day as a result of delays caused by the fire but we were not able to operate at full capacity until mid-December 2012 because power was not fully restored to some ancillary operations. All of the repairs associated with the fire were substantially complete by the end of the first quarter of 2013.

The damages from the fire exceeded our insurance deductible of $0.5 million and an estimated claim of $4.9 million was submitted for property damage insurance recovery and we reached a final settlement in the amount of $4.0 million during the second quarter of 2013. As of December 31, 2013, the entire insurance recovery of $4.0 million had been received in cash.

See Note T – Insurance Recoveries in our Consolidated Financial Statements.
Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:
•LME price of zinc and nickel;
•changes in cost of energy and fuels;
•gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the zinc product markets, or the EAF dust or nickel- bearing waste recycling markets;
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
We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the purchase prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations. We employ various hedging instruments in an attempt to reduce the impact of decreases in the selling prices of a portion of our expected production.

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
Summary of Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K which was filed with the SEC on March 13, 2014, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2014 and for the three months ended March 31, 2014 and 2013. Certain of these accounting policies are described below.

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
The three levels are described as follows:
•Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments (see Note D – Cash and Cash Equivalents in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 1 of the fair value hierarchy (see Note I - Long Term Debt in our Consolidated Financial Statements).
•Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note P – Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). The pension assets are carried at fair value and are considered to be in Level 2 of the fair value hierarchy (see Note L – Employee Benefit Plans in our Consolidated Financial Statements).
•Level 3 – Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements). The Senior Secured Notes, issued on July 26, 2012, and the Additional Notes, issued on June 3, 2013, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements).
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
We record derivative instruments in current assets or current liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, we utilize 7 different brokers for our derivative contracts. (see Note P – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

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
We have no goodwill.
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	90.9	84.6
Depreciation and amortization	4.4	6.0
Selling, general and administrative expenses	5.5	4.9
(Loss) income from operations	(0.8)	4.5
Interest expense	0.5	0.9
Interest and other income	2.3	0.3
Income before income taxes	1.0	3.9
Income tax expense	0.3	1.5
Net income	0.7%	2.4%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Period
	2013	2014	Swaps	Total
Fair value December 31, 2012	$4,402	$—	$358	$4,760
Purchases	—	774	—	774
Write-off of expired positions	(172)	—	(177)	(349)
Mark to market adjustments on open positions	901	535	(39)	1,397
Fair value March 31, 2013	5,131	1,309	142	6,582
Purchases	—	—	—	—
Write-off of expired positions	(1,035)	—	27	(1,008)
Mark to market adjustments on open positions	(294)	(29)	481	158
Fair value June 30, 2013	3,802	1,280	650	5,732
Purchases/Sales	(540)	(155)	—	(695)
Write-off of expired/sold positions	(2,304)	(5)	(274)	(2,583)
Mark to market adjustments on open positions	(625)	(504)	2,014	885
Fair value September 30, 2013	333	616	2,390	3,339
Purchases/Sales	—	—	—	—
Write-off of expired/sold positions	(333)	—	(1,646)	(1,979)
Mark to market adjustments on open positions	—	(578)	(2,176)	(2,754)
Fair value December 31, 2013	—	38	(1,432)	(1,394)
Purchases/Sales	—	(35)	—	(35)
Write-off of expired/sold positions	—	(3)	1,534	1,531
Mark to market adjustments on open positions	—	—	1,569	1,569
Fair value March 31, 2014	$—	$—	$1,671	$1,671
A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2012			2013				2014
Average LME zinc price	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
Quarter	$0.87	$0.86	$0.88	$0.92	$0.83	$0.84	$0.86	$0.92
Year-to-date	$0.90	$0.88	$0.88	$0.92	$0.88	$0.87	$0.87	$0.92

Segment Disclosure
As a result of the impending closure of the Monaca facility in 2014, the zinc oxide refinery operation at that facility ceased production on December 23, 2013. During 2014, zinc oxide production will occur only at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
The Company will now report three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron to the stainless and specialty steel industries. Accordingly, the prior years segment information has been reclassified to conform to the new segment presentation.
Three Months Ended March 31, 2014 Compared with Three Months Ended March 31, 2013

Consolidated net sales. Consolidated net sales decreased $8.2 million, or 6.9%, to $110.1 million for the three months ended March 31, 2014, compared to $118.3 million for the three months ended March 31, 2013. Net sales for the three months ended March 31, 2014 were increased by $3.1 million from unrealized non-cash adjustments related to hedging activities. Net sales for the three months ended March 31, 2013, were increased by $1.0 million from unrealized non-cash adjustments related to hedging activities. Excluding the net adjustments related to hedging activities, consolidated net sales decreased $10.2 million, or 8.7%, to $107.0 million for the three months ended March 31, 2014, compared to $117.2 million for the three months ended March 31, 2013. The decrease includes a $24.5 million decrease in net sales for Horsehead, a $15.5 million increase in net sales for Zochem and a $1.2 million decrease in net sales for INMETCO.

Consolidated cost of sales (excluding depreciation and amortization). Consolidated cost of sales were approximately the same at $100.0 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. Cost of sales decreased $14.0 million for Horsehead, increased $14.2 million for Zochem and decreased $0.2 million for INMETCO.
Consolidated depreciation and amortization. Consolidated depreciation and amortization decreased $2.2 million, or 31.0%, to $4.9 million for the three months ended March 31, 2014, compared to $7.1 million for the three months ended March 31, 2013. The decrease reflects a reduction in depreciation at the Monaca facility due to impairment of that facility during 2013.
Consolidated selling, general and administrative expenses. Consolidated selling, general and administrative expenses increased $0.2 million, or 3.5%, to $6.0 million for the three months ended March 31, 2014, compared to $5.8 million for the three months ended March 31, 2013.
Consolidated other income (expense). Net consolidated other income (expense) was $2.0 million for the three months ended March 31, 2014, compared to $(0.7) million for the three months ended March 31, 2013. Total actual interest expense for the three months ended March 31, 2014 increased by $0.9 million over the three months ended March 31, 2013, due primarily to interest associated with the Additional Notes issued on June 3, 2013 and borrowings under our credit facilities. This additional interest expense, however, was offset by an increase in capitalized interest of $1.4 million, related to construction of the new zinc facility, during the first quarter 2014 as compared to the first quarter of 2013. Interest and other income for the three months ended March 31, 2014, increased $2.1 million compared to the three months ended March 31, 2013 primarily as a result of cash received under the Shell contract and miscellaneous scrap sales.
Consolidated income tax expense. Our consolidated income tax provision was $0.4 million for the three months ended March 31, 2014, compared to an income tax provision of $1.8 million for the three months ended March 31, 2013. Our effective tax rates were 35.1% for the three months ended March 31, 2014 and 39.3% for the three months ended March 31, 2013. The decrease in the effective tax rate primarily reflects the combined effect of a change in our projected pre-tax income for 2014 and the related impact of permanent differences.
Consolidated net loss. Net income for the three months ended March 31, 2014 was $0.7 million, compared to net income of $2.8 million for the three months ended March 31, 2013.
Business Segments
Horsehead
Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $24.5 million, or 29.7%, to $58.0 million for the three months ended March 31, 2014, compared to $82.5 million for the three months ended March 31, 2013. The zinc oxide refinery at the Monaca facility was shut down permanently on December 23, 2013 and therefore no zinc oxide was produced during the three months ended March 31, 2014, resulting in a decrease in sales of $26.2 million as compared to the three months ended March 31, 2013. The remaining products produced at the Monaca facility resulted a $4.2 million decrease in volume primarily reflecting a decrease in shipments from HZP and copper powders. Our copper powders business was sold in December 2013 and HZP production was temporarily idled in the first quarter of 2014, due to the uncertainty regarding the continuation of operations as a result of the impending closure of the Monaca facility. We realized an increase of $0.3 million in price realization during the three months ended March 31, 2014 primarily related to zinc metal. Miscellaneous and other sales increased $5.6 million as a result of WOX and calcine sales partially offset by unfavorable hedge settlements and a decrease in other miscellaneous sales. The average LME zinc price was approximately the same for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Net sales during the three months ended March 31, 2014 were increased by unrealized non-cash adjustments of $3.9 million relating to our hedging activities. The three months ended March 31, 2013 were increased by unrealized non-cash adjustments of $0.8 million, relating to our hedging activities.

Horsehead zinc product shipments were 20,878 tons for the three months ended March 31, 2014, and 20,878 tons on a zinc contained basis, as a result of no zinc oxide production in 2014 at the Monaca facility, compared to 33,209 tons, or 30,690 tons on a zinc contained basis, for the three months ended March 31, 2013. The average sales price realization for zinc products, excluding the effects from the non-cash mark to market adjustments of our open hedge positions, was $1.02 per pound for the three months ended March 31, 2014, compared to $1.04 per pound for the three months ended March 31, 2013. The decrease reflects the elimination of higher realized premiums to the LME zinc price for zinc oxide which was not produced during the three months ended March 31, 2014 due to the closure of the refinery on December 23, 2013.
Net sales of zinc metal increased $3.5 million, or 9.9%, to $38.9 million for the three months ended March 31, 2014, compared to $35.4 million for the three months ended March 31, 2013. The increase was the result of a $3.1 million increase in volume and a $0.4 million increase in price realization. This increase in price realization was a result of an increase in the average premium to the LME zinc price on zinc metal sold during the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase in volume relates to shipments from the inventory that we have been building during 2013 to support customer demand during the transition of production facilities to North Carolina.
Net sales of zinc oxide decreased $26.2 million as a result of the closure of the zinc oxide refinery on December 23, 2013. Zinc oxide will not be produced by Horsehead during 2014.
Net sales of zinc and copper-based powders decreased $2.5 million to $0.6 million for the three months ended March 31, 2014, compared to $3.1 million for the three months ended March 31, 2013. The decrease was primarily due to the elimination of copper-based powders sales as this business line was sold in December 2013.
Sales of HZP products declined by $3.8 million as production was idled due to a lack of raw material supply and a drop in a customer's production, shipments however have continued.
Revenues from EAF dust recycling decreased $1.0 million, or 9.2%, to $9.9 million for the three months ended March 31, 2014, compared to $10.9 million for the three months ended March 31, 2013. The decrease was primarily due to an decrease in volume of $1.2 million partially offset by an increase in price realization of $0.2 million. EAF dust receipts for the three months ended March 31, 2014 were 138,014 tons compared to 155,258 tons for the three months ended March 31, 2013.
Cost of sales (excluding depreciation and amortization). Cost of sales decreased $14.0 million, or 19.0%, to $59.7 million for the three months ended March 31, 2014, compared to $73.7 million for the three months ended March 31, 2013.
For the three months ended March 31, 2014 and 2013, cost of sales was 103.0% and 89.4%, respectively, of net sales, after excluding from net sales the favorable non-cash adjustments relating to hedging of $3.9 million for the three months ended March 31, 2014 and the favorable non-cash adjustments related to hedging of $0.8 million for the three months ended March 31, 2013.
The cost of zinc material and other products sold for the three months ended March 31, 2014, decreased $12.1 million, or 18.9%, to $51.9 million for the three months ended March 31, 2014, compared to $64.0 million for the three months ended March 31, 2013. The decrease was a result of a $21.8 million decrease in the cost of sales relating to zinc oxide as no zinc oxide production occurred in 2014 at the Monaca facility and a $2.6 million decrease in volume for other zinc products. These decreases were partially offset by a $5.1 million increase in the cost of zinc products produced, $6.4 million in cost of sales relating to WOX products produced in 2014 and a $0.8 million increase in costs related to recycling and other costs. The cost of zinc material includes LCM inventory adjustments of $1.0 million for the three months ended March 31, 2014 and $0.9 million for the three months ended March 31, 2013 as a result of the low LME zinc price and increased production costs in 2014 at the Monaca facility as the plant operated at inefficient levels during shutdown. Conversion costs at the Monaca, Pennsylvania facility reflect a 28.3% decrease in production levels. Production decreased due to the elimination of zinc oxide production at the end of 2013 and the operation at a five furnace level for the quarter due to the closure of the smelter in late April 2014. Conversion costs decreased $9.6 million or 17.4% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. Labor costs decreased $3.6 million, coke decreased $2.4 million, maintenance decreased $2.4 million and supplies decreased $1.7 million. These decreases were partially offset by an increase in services of $0.7 million. The cost of purchased feeds expressed as a percentage of the LME at the Monaca facility for the three months ended March 31, 2014 decreased 24.3% compared to the three months ended March 31, 2013.

The cost of EAF dust services decreased $1.9 million, or 19.4% to $7.9 million for the three months ended March 31, 2014, compared to $9.8 million for the three months ended March 31, 2013. The decreased cost reflects a decrease in transportation costs of $0.9 million and an decrease in volume of $1.0 million. EAF dust receipts tons decreased 11.1% for the three months ended March 31, 2014 compared to the three months ended March 31, 2013.
Income (loss) before income taxes. For the reasons stated above, our loss before income taxes was $(4.0) million for the three months ended March 31, 2014, which includes $3.9 million in favorable unrealized non-cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our loss before income taxes was $(7.9) million. Our loss before income taxes was $(0.9) million for the three months ended March 31, 2013, which includes $0.8 million in favorable unrealized non cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our loss before income taxes was $(1.7) million.
Zochem
Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $15.5 million, or 76.4%, to $35.8 million for the three months ended March 31, 2014, compared to $20.3 million for the three months ended March 31, 2013. The increase was mainly the result of a $16.6 million increase due to higher shipment volume as a result of the capacity expansion which was completed during the first quarter of 2014 and closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transition of customers to Zochem in 2014. Price realization decreased $1.1 million as the price realization per pound decreased 3.0%. Net sales for the three months ended March 31, 2014 did not include any non-cash adjustments related to hedging activities while net sales for the three months ended March 31, 2013 included $0.1 million of non-cash unfavorable adjustments related to hedging.
Cost of sales (excluding depreciation and amortization). Cost of sales increased $14.2 million, or 82.1%, to $31.5 million for the three months ended March 31, 2014, compared to $17.3 million for the three months ended March 31, 2013. The increase resulted entirely from an increase in volume as shipments increased approximately 82% for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Income before income taxes. For the reasons stated above, income before income taxes was $3.5 million for the three months ended March 31, 2014, compared to $2.1 million for the three months ended March 31, 2013.
INMETCO
Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $1.2 million, or 8.3%, to $13.2 million for the three months ended March 31, 2014, compared to $14.4 million for the three months ended March 31, 2013. The reduction was the result of a $1.5 million decrease in price realization which was somewhat offset by a $0.4 million increase in shipment volume.  The primary reasons for the lower price realization were lower first quarter 2014 LME nickel prices compared with first quarter of 2013 and the amount received of $0.8 million for the sale to a third party for any rights for future bankruptcy claims against MF Global, which was included in the first quarter of 2013.  Other and miscellaneous sales decreased $0.1 million for the three months ended March 31, 2014 compared with the three months ended March 31, 2013. Hedging activities related to nickel resulted in an unfavorable non-cash adjustment of $0.8 million for the three months ended March 31, 2014 compared with a favorable non-cash adjustment of $0.4 million for the three months ended March 31, 2013
Cost of sales (excluding depreciation and amortization). Cost of sales decreased $0.2 million, or 2.2%, to $8.8 million for the three months ended March 31, 2014, compared to $9.0 million for the three months ended March 31, 2013. The decrease resulted from a $0.8 million reduction in the cost of product shipped which was partially offset by a $0.6 million increase in higher shipment volume.  Lower maintenance costs and lower raw material costs were the primary reasons for the reduction in the cost of product shipped. The reduction in raw material costs was mostly related to lower first quarter 2014 LME nickel prices compared with first quarter 2013.
Income before income taxes. For the reasons stated above, our income before income taxes was $1.7 million for the three months ended March 31, 2014, which includes $0.8 million in unfavorable unrealized non cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our income before income taxes for the three months ended March 31, 2014 was $2.5 million. Our income before income taxes was $4.1 million for the three months ended March 31, 2013, which includes $0.4 million in favorable unrealized non cash adjustments from our hedging activities. Excluding the unrealized non-cash adjustments related to hedging, our income before income taxes for the three months ended March 31, 2013 was $3.7 million.
Liquidity and Capital Resources

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility (as amended, the "ABL Facility") to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. We had $27.6 million in outstanding borrowings on the ABL Facility as of March 31, 2014.
On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of March 31, 2014, we had $20.8 million in outstanding borrowings on this facility.
On December 21, 2012, Zochem entered into a $15.0 million CAD (approximately $13,578 USD at March 31, 2014) revolving credit facility (the “Zochem Facility”). We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion which completed construction during the first quarter of 2014. We had $12.9 million in outstanding borrowings on this facility as of March 31, 2014. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million revolving credit facility (the "2014 Zochem Facility"). Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility. Availability at March 31, 2014 was approximately $0.2 million under the Zochem Facility and our availability increased an additional $6.5 million due to the new 2014 Zochem Facility.
On June 3, 2013, we completed the sale to certain purchasers of an additional $20.0 million in aggregate principal amount of Additional Notes at an issue price of 106.5% of the principal amount of the Additional Notes. The Additional Notes were issued at an effective interest rate of 8.6%.
On June 24, 2013, INMETCO entered into the INMETCO Facility. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes. We had $15.0 million in outstanding borrowings on this facility as of March 31, 2014. On March 31, 2014, the Company entered into the First Amendment to the Credit Agreement which amended certain provisions of the Credit Agreement including the increase of the maximum advances allowed to $20.0 million. We had $5.0 million of availability on this facility at March 31, 2014.
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

Construction of the zinc production facilities in Mooresboro is essentially finished.  We expect the ramp-up to substantially full zinc production to take about six months once zinc production begins.  The lead-silver recovery circuit is still expected to be completed late in the second quarter of 2014.  The first production of the resulting concentrate is expected early in the third quarter.  The current estimate of the cost to construct the Mooresboro facility is $525 million, of which $504 million has been recorded through the end of the first quarter of 2014. The increase since our September 2013 estimate is primarily related to the extended commissioning process, issues with contractors and final scope additions.
We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of our cash balance of approximately $65.5 million at March 31, 2014, which includes the remaining proceeds from drawdowns on our credit facilities and net proceeds from our public offering completed on October 30, 2013 and our availability as of March 31, 2014 of $5.2 million under our three revolving credit facilities, $3.4 million of availability under our credit agreement and the additional $6.5 million of availability as of April 29, 2014 under the new 2014 Zochem Facility, in addition to our cost reduction initiatives, our hedging positions and our expected cash generated from operations, will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the final phase of construction of the new zinc facility and our capital needs based on the expected ramp up to full production, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.
Cash and Cash Equivalents
Our balance of cash and cash equivalents at March 31, 2014 was $65.5 million, a decrease of $70.8 million from the December 31, 2013 balance of $136.3 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations used a net $22.0 million in cash for the three months ended March 31, 2014, reflecting lower sales during that period. An increase in the total accounts receivable balance and a decrease in the total accounts payable balance both contributed to the use of operating cash during the three months ended March 31, 2014.
Our investment in working capital was $65.8 million at March 31, 2014 and $114.3 million at December 31, 2013. The decrease in working capital was primarily due to a decrease in cash during the three months ended March 31, 2014, primarily related to capital expenditures for the new zinc facility.

Cash Flows from Investing Activities
Capital expenditures were $48.2 million for the three months ended March 31, 2014, of which $42.3 million related to the construction of the new zinc facility.
Cash Flows from Financing Activities
Cash used by financing activities totaled $0.7 million and primarily related to borrowings of $0.2 million on the Credit Agreement offset by payments on the Credit Agreement of $0.7 million. During the three months ended March 31, 2014, we borrowed $6.9 million on our credit facilities and repaid $7.9 million. We also received proceeds of $0.9 million from the exercise of stock options.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of March 31, 2014, we had letters of credit outstanding in the amount of $10.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead and natural gas. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options to reduce our exposure to future declines in zinc prices. We have entered into arrangements hedging a portion of our exposure to future changes in the price of zinc and nickel through December 2014.
Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we currently utilize seven different brokers for our hedging program.

Interest Rate Risk
We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011, our $25.8 million Credit Agreement entered into on November 14, 2012, our $20.0 million 2014 Zochem Facility entered into on April 29, 2014 and our $20.0 million INMETCO Facility entered into on June 24, 2013 (as amended on March 31, 2014), all of which bear interest at variable rates. Assuming that the three credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

Commodity Price Risk
Our business consists principally of the sale of zinc and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market prices of zinc and nickel. While our finished products are generally priced based on a spread to the price of zinc or nickel on the LME, our revenues are impacted significantly by changes in the market price of these metals. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we currently consume substantial amounts of energy in our EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly natural gas and coke.

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
During the first quarter of 2013, we purchased zinc put options with an $0.85 per pound strike price, for the first quarter of 2014, at a cost of $0.8 million. These put options cover approximately 13,200 tons of zinc production and were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start-up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were transacted without any payment by us. At December 31, 2013, the total quantity covered under forward fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we also continued to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter.
We paid $1.0 million as a result of the settlement of zinc fixed price swaps during the first quarter of 2014.
The 2014 and 2013 put options settled monthly on an average LME pricing basis. The average LME monthly zinc price for the three months ended March 31, 2014 and 2013, were higher than the strike price for the contracts and we received no settlement payment.
As of March 31, 2014, we do not have any put options in place.
The swaps are included in “Prepaid expenses and other current assets” and "Accrued expenses" in our consolidated financial statements.
At December 31, 2013, we were party to raw material supply agreements through 2014. The agreements require us to purchase 39,000 tons for 2014 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2013 average LME zinc price, this purchase commitment is estimated to be approximately $77 million for 2014.
Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the three months ended March 31, 2014.
Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ending March 31, 2014, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For further information refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014.

Item 1A. Risk Factors.
Our Risk Factors are discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 13, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
[None]
Item 3. Defaults Upon Senior Securities.
[None]
Item 4. Mine Safety Disclosures
[None]
Item 5. Other Information.
[None]

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

10.1
First Amendment to the Credit Agreement, dated as of March 31, 2014, by and between The International Metals Reclamation Company, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2014)

10.2
Revolving Credit and Security Agreement, dated as of April 29, 2014, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, N.A., as agent and lender. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 1, 2014)

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on May 12, 2014.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	May 12, 2014
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	May 12, 2014
Robert D. Scherich