Form 10-Q
period 2014-06-30
Horsehead Holding Corp
filed 2014-08-06
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of August 4, 2014 was 50,712,898.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2014 and December 31, 2013
(Unaudited)
(Amounts in thousands, except per share amounts)

	June 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$53,094	$136,327
Accounts receivable, net of allowance of $594 and $554, respectively	60,252	58,649
Inventories, net	39,637	69,576
Prepaid expenses and other current assets	8,081	5,264
Deferred income taxes	6,214	6,337
Total current assets	167,278	276,153
Property, plant and equipment, net	792,575	708,250
Other assets
Intangible assets, net	10,595	11,268
Deferred finance costs and other	8,596	9,641
Total other assets	19,191	20,909
Total assets	$979,044	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,954	$2,870
Accounts payable	85,215	114,191
Accrued expenses	44,856	44,758
Total current liabilities	133,025	161,819
Long-term debt, less current maturities	358,106	354,768
Other long-term liabilities	18,742	17,787
Deferred income taxes	25,369	26,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 50,708 and 50,437 shares issued and outstanding in 2014 and 2013, respectively	507	504
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	312,243	308,825
Retained earnings	126,442	130,833
Accumulated other comprehensive income	658	667
Total stockholders’ equity before noncontrolling interest	439,850	440,829
Noncontrolling interest	3,952	4,065
Total stockholders’ equity	443,802	444,894
Total liabilities and stockholders’ equity	$979,044	$1,005,312
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2014 and 2013
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales of zinc material and other goods	$102,508	$85,179	$190,320	$177,793
Net sales of nickel-based material and other services	13,772	14,169	26,169	28,927
EAF dust service fees	9,985	11,108	19,840	21,998
Net sales	126,265	110,456	236,329	228,718
Cost of sales of zinc material and other goods	99,645	83,793	182,848	165,014
Cost of sales of nickel-based material and other services	8,270	9,886	17,041	18,879
Cost of EAF dust services	8,101	8,749	15,981	18,548
Restructuring expenses	59	—	205	—
Insurance claim income	—	(2,450)	—	(2,450)
Cost of sales (excluding depreciation and amortization)	116,075	99,978	216,075	199,991
Depreciation and amortization	8,115	7,347	12,968	14,451
Selling, general and administrative expenses	6,087	5,706	12,125	11,536
Total costs and expenses	130,277	113,031	241,168	225,978
(Loss) income from operations	(4,012)	(2,575)	(4,839)	2,740
Other income (expense)
Interest expense	(2,996)	(439)	(3,534)	(1,520)
Interest and other income	279	1,448	2,767	1,872
Total other income (expense)	(2,717)	1,009	(767)	352
(Loss) income before income taxes	(6,729)	(1,566)	(5,606)	3,092
Income tax (benefit) expense	(1,609)	(738)	(1,215)	1,092
NET (LOSS) INCOME	$(5,120)	$(828)	$(4,391)	$2,000
(Loss) income per common share:
Basic	$(0.10)	$(0.02)	$(0.09)	$0.05
Diluted	$(0.10)	$(0.02)	$(0.09)	$0.05
Weighted average shares outstanding:
Basic	50,711	44,106	50,646	44,060
Diluted	50,711	44,106	50,646	44,372
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the three and six months ended June 30, 2014 and 2013
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net (loss) income	$(5,120)	$(828)	$(4,391)	$2,000
Other comprehensive income, net of tax:
Net pension liability adjustment	(5)	—	(9)	—
Comprehensive (loss) income	$(5,125)	$(828)	$(4,400)	$2,000
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2014
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2013	50,437	$504	$308,825	$130,833	$667	$4,065	$444,894
Restricted stock vesting	201	2	(2)	—	—	—	—
Stock compensation expense	—	—	2,410	—	—	—	2,410
Stock option exercise	70	1	909	—	—	—	910
Net tax benefit of equity award vesting	—	—	784	—	—	—	784
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Restricted stock withheld for taxes	—	—	(683)	—	—	—	(683)
Comprehensive loss, net of tax	—	—	—	(4,391)	(9)	—	(4,400)
Balance at June 30, 2014	50,708	$507	$312,243	$126,442	$658	$3,952	$443,802
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2014 and 2013
(Unaudited)
(Amounts in thousands)

	2014	2013
Cash Flows from Operating Activities:
Net (loss) income	$(4,391)	$2,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	12,968	14,451
Gain on insurance recovery related to fixed assets	—	(1,791)
Deferred income tax benefit	(552)	(818)
Accretion on debt	1,930	1,879
Accretion on ESOI liabilities	214	223
Amortization of deferred finance costs	1,237	1,166
Losses on writedown or disposal of assets	665	111
(Gains) on derivative financial instruments	(601)	(198)
Lower of cost or market adjustment to inventories	1,145	1,627
Non-cash compensation expense	2,410	1,973
Capitalization of interest	(13,552)	(13,812)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,568)	(5,324)
Decrease (increase) in inventories, net	28,338	(9,344)
(Increase) decrease in prepaid expenses and other current assets	(2,366)	3,079
(Increase) in deferred finance costs and other	(48)	(122)
(Decrease) in accounts payable	(28,976)	(808)
Increase in accrued expenses	213	1,215
Increase in other long-term liabilities	391	335
Net cash used in operating activities	(2,543)	(4,158)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(82,918)	(140,587)
Insurance proceeds related to fixed assets	—	1,791
Net cash used in investing activities	(82,918)	(138,796)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	—	21,300
Distributions to noncontrolling interest equity holders	(113)	(114)
Borrowings on the Credit Facilities	23,774	3,500
Repayments on the Credit Facilities	(21,650)	(3,500)
Debt issuance costs	(162)	(439)
Borrowings on the Credit Agreement	802	5,804
Repayments on the Credit Agreement	(1,434)	(874)
Proceeds from the exercise of stock options	910	—
Tax effect of share based compensation award exercise and vesting	784	178
Restricted stock withheld for taxes	(683)	(411)
Net cash provided by financing activities	2,228	25,444
Net decrease in cash and cash equivalents	(83,233)	(117,510)
Cash and cash equivalents at beginning of period	136,327	244,119
Cash and cash equivalents at end of period	$53,094	$126,609
The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) jointly issued Accounting Standards Update (“ASU”) No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for generally accepted accounting principles ("GAAP") and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In April 2014, the FASB issued authoritative guidance amending existing requirements for reporting discontinued operations. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted under GAAP. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards.
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
The first two payments related to the contingent consideration were made in 2013. Based upon a decrease in expected production, however, the contingent consideration was reduced by $257 in 2013. During the first quarter of 2014, HZP production

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014. As a result, the contingent consideration was reduced by an additional $94. This adjustment was recorded in Interest and other income in the Consolidated Statements of Operations. The final payment under the contingent consideration was made in May 2014.
At June 30, 2014, management had not yet determined the permanent status of the HZP facility.

NOTE C - RESTRUCTURING EXPENSES

On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of its manufacturing operations at the plant located in Monaca, Pennsylvania were expected to be permanently closed and shut down within several months of the notification date. The Company will permanently terminate the employment of five hundred ten salaried and hourly positions. The zinc oxide and high purity zinc metal refinery operations at the Monaca facility ceased operation on December 23, 2013. Production at the zinc smelter ceased at the end of April 2014.

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

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Accrual at December 31, 2013	7,682
Adjustments to previously recorded restructuring charges	146
Cash payments	(787)
Accrual at March 31, 2014	7,041
Adjustments to previously recorded restructuring charges	59
Cash payments	(5,123)
Remaining accrual at June 30, 2014	$1,977

The remaining cash expenditures of $1,977 related to the severance and other employee-related costs are expected to be paid by the end of 2014.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability is incurred. The Company is expected to incur $1,700 during 2014 in exit and disposal costs related to the closing of the Monaca, Pennsylvania facility and incurred approximately $900 during the first six months of 2014.
NOTE D—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Cash in bank	$52,877	$136,110
Money market demand account	217	217
	$53,094	$136,327
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both June 30, 2014 and December 31, 2013. The Company carries deposits in excess of federally insured amounts. At June 30, 2014, the Company had

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

$5,894 in cash held at foreign institutions. The Company does not believe that it is exposed to significant concentration of credit risk.
The money market demand account carried an interest rate of 0.20% on June 30, 2014 and December 31, 2013. The balances approximate fair value.
NOTE E—INVENTORIES
Inventories consisted of the following at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Raw materials	$10,644	$12,053
Work-in-process	2,447	5,120
Finished goods	13,784	40,468
Supplies and spare parts	12,762	11,935
	$39,637	$69,576
Inventories were net of reserves for slow moving inventory of $5,572 and $6,164 at June 30, 2014 and December 31, 2013, respectively.
The Company recorded total lower of cost or market (“LCM”) adjustments of $189 and $1,145 to its finished goods inventories during the three and six months ended June 30, 2014, respectively. The Company recorded LCM adjustments of $765 and $1,627 to its finished goods inventories during the three and six months ended June 30, 2013, respectively, and recorded total LCM adjustments to its finished goods inventories of $3,739 during 2013. The 2014 and 2013 LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price, increased production costs in 2014, at the Monaca facility, as the plant operated at inefficient levels during the final weeks of operation and the incurrence of higher than normal production costs in 2014 at Mooresboro, as the new zinc facility operated at inefficient levels during startup.
NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Refundable income taxes	$3,950	$2,017
Prepaid hedge contracts	642	191
Other	3,489	3,056
	$8,081	$5,264
See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.
NOTE G—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Land and land improvements	$46,382	$21,879
Buildings and building improvements	63,723	27,758
Machinery and equipment	734,301	196,760
Construction in progress	45,048	546,519
	889,454	792,916
Less accumulated depreciation	(96,879)	(84,666)
	$792,575	$708,250

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company capitalized $5,610 and $13,552 of interest expense during the three and six months ended June 30, 2014, respectively, and capitalized $7,334 and $13,812 during the three and six months ended June 30, 2013, respectively. The interest expense capitalized related to the construction of the new zinc facility. The first phase of construction of the new zinc facility was completed during the second quarter of 2014 and reclassed out of construction in progress and into the appropriate property, plant and equipment categories. Through June 30, 2014, the Company has capitalized a total of $54,051 of interest expense related to the new zinc facility.

During 2011, the Company recorded an initial impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant in North Carolina.

During 2012, the Company recorded total impairment charges of $25,305 based on the entering into and subsequent extension of an option agreement with Shell Chemical LP to purchase its Monaca, Pennsylvania site, its intent to close the zinc oxide refinery production capacity at that site when the smelting operation is closed, the continuation of the construction of the new zinc facility and the determination that the power plant, which had been idled since September 2011, would not be restarted.

On June 28, 2013, Shell extended its option until January 2014. Based upon this extension, the Company evaluated the carrying values of these assets and no impairment charge was recorded. On October 31, 2013, the Company notified various related parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of Horsehead Corporation's manufacturing operations at its Monaca, Pennsylvania facility were expected to be permanently closed and shut down within several months of the notification date. Based upon this notice, the Company recorded an impairment charge of $9,349 during the fourth quarter of 2013 related to its Monaca facility. The Company recorded total impairment charges of $44,451 related to the Monaca facility. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $5,000 at December 31, 2013 and no additional impairment or depreciation will be recorded related to the Monaca facility.

The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge.
NOTE H— DEFERRED FINANCE COSTS AND OTHER
Deferred finance costs and other at June 30, 2014 and December 31, 2013 consisted of the following:

	June 30, 2014	December 31, 2013
Deferred finance costs	$7,828	$8,903
Other	768	738
	$8,596	$9,641
See Note I – Long Term Debt for additional information regarding deferred finance costs.
NOTE I—LONG –TERM DEBT
Long-term debt consisted of the following at June 30, 2014 and December 31, 2013:

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	June 30, 2014	December 31, 2013
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	87,593	85,814
10.50% Senior Secured Notes due June 2017, net of debt discount	193,886	193,734
ABL Facility, interest payable at variable rates	19,150	31,500
Zochem Credit Facility, interest payable at variable rates	19,474	10,000
INMETCO Credit Facility, interest payable at variable rates	20,000	15,000
Credit Agreement, interest payable at variable rates	20,702	21,335
	361,060	357,638
Less portion currently payable	2,954	2,870
	$358,106	$354,768

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
Holders of the Convertible Notes may convert their Convertible Notes at the applicable conversion rate at any time on or after April 1, 2017 until the close of business on the second business day immediately preceding the maturity date. The Convertible Notes may be converted prior to April 1, 2017 only under certain circumstances. If the Company undergoes a fundamental change, as defined in the indenture governing the Convertible Notes, holders may require the Company to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest up to, but excluding the fundamental change repurchase date. The Company does not have the right to redeem the Convertible Notes at par prior to the stated maturity date of July 1, 2017 and no sinking fund is provided for the Convertible Notes.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended June 30, 2014 and 2013. The Company recognized interest expense of $230 during both the six months ended June 30, 2014 and 2013. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three and six months ended June 30, 2014, the Company recognized $1,848 and $3,678, respectively, in interest expense related to the Convertible Notes. During the three and six months ended June 30, 2013, the Company recognized $1,776 and $3,534 in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $87,593 with an unamortized discount of $12,407 at June 30, 2014. The carrying amount of the Convertible Notes was $85,814 with an unamortized discount of $14,186 at December 31, 2013. The carrying amount of the equity component was $6,774 and $8,028 at June 30, 2014 and December 31, 2013, respectively. The accumulated accretion related to the equity component was $6,247 and $4,993 at June 30, 2014 and December 31, 2013, respectively. The fair value of the Convertible Notes was estimated to be approximately $137,000 and $127,000 at June 30, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.
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
On June 30, 2014, the Company amended certain provisions of the ABL Facility including increasing the advance rates on receivables and inventory through April 1, 2015 (the"Availability Period") to provide up to a maximum additional available amount of $10,000. In addition, the interest spread on revolving advances, letters of credit and unused line fees were increased during the Availability Period as described below. The total aggregate principal amount allowed under the ABL facility, however, remains at $60,000.
At June 30, 2014, the Company had $9,712 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At June 30, 2014, there were $19,150 in outstanding borrowings and no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at June 30, 2014.
Borrowings by Horsehead under the ABL Facility bear interest at a rate per annum which, at the option of Horsehead, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 0.25% to 1.00%, 1.50% during the Availability Period) based on average undrawn availability, or (b) a eurodollar rate equal to the “eurodollar rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 1.75% to 2.50%, 3.00% during the Availability Period) based on average undrawn availability. Horsehead will pay a letter of credit fee to the lenders under the ABL Facility (ranging from 1.75% to 2.50%, 3.00% during the Availability Period) based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

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

Horsehead pays an unused line fee to the lenders under the ABL Facility (ranging from 0.25% to 0.375% per annum, 0.75% during the Availability Period) based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.
The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2014.
The Company incurred total issuance costs of $544 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $23 and $45 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2014, respectively. Interest expense of $22 and $43 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2013.
Senior Secured Notes
On July 26, 2012, the Company completed a private placement of $175,000 in aggregate principal amount of 10.50% Senior Secured Notes due 2017 (the “Secured Notes”), at an issue price of 98.188% of par. The Company received proceeds of $171,829 and recognized approximately $7,732 in issuance costs in connection with the offering. The total net proceeds from the offering were $164,097. The Company used the proceeds from the Secured Notes to pay for the completion of the construction of the Company’s new zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures. The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.
On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20,000 in aggregate principal amount of its Secured Notes (the “Additional Notes”) at an issue price of 106.5% of the principal amount of the Additional Notes plus accrued interest from June 1, 2013, in a private placement to “qualified institutional buyers” as defined in Rule 144A under the Securities Act of 1933, as amended. The Additional Notes were issued pursuant to the Indenture. The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%. The Company recognized approximately $345 in issuance costs in connection with the offering.
The Secured Notes and Additional Notes (the "Senior Secured Notes") pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $5,196 and $10,390 for the three and six months ended June 30, 2014, respectively, and $4,869 and $9,595 for the three and six months ended June 30, 2013, respectively.
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add Horsehead Metal Products, Inc. ("HMP"), a North Carolina corporation and the owner of the Mooresboro, North Carolina real property as an additional subsidiary guarantor under the Indenture. The Company was in compliance with all covenants at June 30, 2014.
The carrying amount of the Senior Secured Notes was $193,886 with a net unamortized discount of $1,114 at June 30, 2014. The carrying amount of the Senior Secured Notes was $193,734 with a net unamortized discount of $1,266 at December 31, 2013. The fair value of the Senior Secured Notes was estimated to be approximately $224,000 and $214,000 at June 30, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.
Costs of $8,077 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $421 and $843 related to the amortization of debt issuance costs during the three and six months ended June 30, 2014, respectively, and $406 and $806 during the three and six months ended June 30, 2013, respectively.

On July 29, 2014, the Company completed the sale of an additional $10,000 aggregate principal amount of the Company’s 10.50% Senior Secured Notes due 2017 (the “2014 Senior Secured Notes”), at an issue price of 113.00% of par. The 2014 Senior Secured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. See Note V - Subsequent Events for additional information regarding this issuance of debt. At July 29, 2014, there is an aggregate of $205,000 of Senior Secured Notes outstanding.
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
The Credit Agreement provides for drawings there under to be repaid semiannually over a period ending on November 2022, amortizing over that period, and bearing interest a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Agreement. At June 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $20,702 and $21,335, respectively, under the Credit Agreement. At June 30, 2014 and December 31, 2013, the current portion of amounts due under the Credit Agreement was $2,954 and $2,870, respectively.
Draws may be made under the Credit Agreement until March 2015. Principal and interest payments are due semiannually. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.
The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2014. Availability under the Credit Agreement was approximately $2,773 at June 30, 2014. The carrying amount of the debt approximated fair value at June 30, 2014.
The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $36 related to the amortization of deferred finance costs was recorded during both the three months ended June 30, 2014 and 2013. Interest expense of $71 related to the amortization of deferred finance costs was recorded during both the six months ended June 30, 2014 and 2013.
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

The 2014 Zochem Facility provides for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. The aggregate amount of loans permitted to be made to Zochem under the 2014 Zochem Facility can not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 is available to Zochem for the issuance of letters of credit, which reduce availability under the 2014 Zochem Facility. Zochem’s obligations under the 2014 Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At June 30, 2014, the Company had $19,474 in outstanding borrowings under the 2014 Zochem Facility. There was no undrawn availability at June 30, 2014. The carrying amount of the debt approximated fair value at June 30, 2014.
Borrowings by Zochem under the 2014 Zochem Facility bear interest at a rate per annum which, at the option of Zochem, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the 2014 Zochem Facility, plus an applicable margin of 1.00% based on average undrawn availability, or (b) a CDOR, Libor or eurodollar rate as applicable, plus a margin of 2.50% based on average undrawn availability. Zochem pays a letter of credit fee to the lenders under the Zochem Facility of 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.
The 2014 Zochem Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the 2014 Zochem Facility will become immediately due and payable.
Zochem pays an unused line fee to the lenders of 0.75% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeded the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The 2014 Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2014.
The Company incurred issuance costs of $164 in connection with the Zochem Facility and 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the remaining term of the 2014 Zochem Facility. Interest expense of $12 and $23 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2014, respectively, and $7 and $15 during the three and six months ended June 30, 2013, respectively.
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
The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $20,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At June 30, 2014, INMETCO had $20,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at June 30, 2014.

Borrowings under the INMETCO facility bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO pays unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and paid a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.
The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2014. The First Amendment to the Credit Agreement amended the minimum net worth requirement for the March and June 2014 quarters.
INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $14 and $25 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2014, respectively.
Senior Unsecured Notes

On July 29, 2014, the Company completed the sale of $40,000 aggregate principal amount of 9.00% Senior Notes due 2017 (the “Unsecured Notes”), at an issue price of 100.00% of par. The Unsecured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act of 1933, as amended. See Note V - Subsequent Events for additional information regarding this issuance of debt.
Other
At June 30, 2014, the Company had $10,105 of letters of credit outstanding under the ABL Facility and 2014 Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. At December 31, 2013, the Company had $10,109 of letters of credit outstanding under the ABL Facility and Zochem Facility. The letters of credit outstanding collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both June 30, 2014 and December 31, 2013.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE J—ACCRUED EXPENSES
Accrued expenses at June 30, 2014 and December 31, 2013 consisted of the following.

	June 30, 2014	December 31, 2013
Employee related costs	$4,628	$9,165
EAF dust processing reserve	4,592	2,395
Workers’ compensation insurance claim liabilities	1,800	1,800
Unearned tolling revenue	2,697	2,616
Accrued electric	960	4,189
Accrued interest	4,021	4,136
Unearned contractual services	9,000	—
Restructuring accrual	1,977	7,682
Other	15,181	12,775
	$44,856	$44,758

NOTE K—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at June 30, 2014 and December 31, 2013 consisted of the following.

	June 30, 2014	December 31, 2013
Environmental obligations	$620	$644
Insurance claim liabilities	7,812	7,195
Asset retirement obligations	4,611	4,452
Deferred purchase price obligation	4,204	3,988
Other	1,495	1,508
	$18,742	$17,787

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
Net periodic benefit costs related to the plan for the three and six months ended June 30, 2014 , were $31 and $62, respectively. Net periodic benefit costs related to the plan for the three and six months June 30, 2013, were $49 and $97, respectively.
Net periodic benefit costs for the three and six months ended June 30, 2014 and 2013 were:

	Three months ended June 30, 2014	Three months ended June 30, 2013
Components of net periodic benefit cost:
Service Cost	$60	$64
Interest Cost	56	55
Expected return on plan assets	(79)	(70)
Losses	(6)	—
Net periodic benefit cost	$31	$49

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Components of net periodic benefit cost:
Service Cost	$120	$127
Interest Cost	112	109
Expected return on plan assets	(158)	(139)
Losses	(12)	—
Net periodic benefit cost	$62	$97

During the three and six months ended June 30, 2014, the Company made contributions in the amount of $92 and $168, respectively, to its defined benefit pension plans. The Company anticipates making $295 of additional contributions to fund its defined benefit pension plans during the remainder of 2014. During the three and six months ended June 30, 2013, the Company made contributions of $67 and $100, respectively, to its defined benefit pension plans.
The Company’s hourly and salary pension plan assets of $5,165 are held at fair value and are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 2 of the fair value hierarchy.
NOTE M—INCOME TAXES
The Company’s effective tax rates were 23.9% and 21.7% for the three and six months ended June 30, 2014, respectively. The Company's effective tax rates were 47.1% and 35.3% for the three and six months ended June 30, 2013, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

The effective tax rate for the three and six months ended June 30, 2014 declined when compared to the three and six months ended June 30, 2013 due to increased pretax income at a foreign subsidiary with a lower statutory tax rate and the impact on the change in deferred tax assets and liabilities as a result of a change in the North Carolina statutory tax rate.

On September 13, 2013, the IRS released the final Regulations governing the application of Internal Revenue Code Sections 162(a) and 263(a) to amounts paid to acquire, produce, or improve tangible property. Management has concluded that the impact of these new regulations will not be material to the financial statements.

The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination are 2009 through 2013. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.
NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income are as follows:

	June 30, 2014	December 31, 2013
Cumulative translation adjustments	$30	$30
Net pension adjustment	628	637
Accumulated other comprehensive income	$658	$667
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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During the six months ended June 30, 2014, 70 options were exercised and the Company received proceeds of $910 from the exercise of these options. At June 30, 2014, there were 585 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 2.54 years of remaining contractual life. The options outstanding under the 2006 Plan had $3,077 of intrinsic value at June 30, 2014. All compensation expense had been recognized as of March 31, 2012.

The Company had a total of 636 restricted stock units at a weighted average grant date fair value of $10.32 per unit outstanding under the 2006 Plan at December 31, 2013. During the six months ended June 30, 2014, 211 restricted stock units vested having an intrinsic value of $3,485. At June 30, 2014, there were 425 restricted stock units outstanding and the remaining contractual life ranged from 0.58 years to 3.25 years. The related compensation expense for the three months ended June 30, 2014 and 2013 was $338 and $484, respectively. The related compensation expense for the six months ended June 30, 2014 and 2013 was $728 and $1,016, respectively. Unrecognized compensation expense as of June 30, 2014 was $2,167.
On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash or equity-based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee. A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Plan.
The Company had a total of 376 restricted stock units at a weighted average grant date fair value of $15.10 per unit outstanding under the 2012 Plan at December 31, 2013. During the six months ended June 30, 2014, the Company granted 130 service based restricted stock units with an average grant date fair value of $16.33 per unit. The restricted stock units vest over a one or five-year service period. During the six months ended June 30, 2014, 36 restricted stock units vested having an intrinsic value of $605.
During the six months ended June 30, 2014, the Company granted 108 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $31.15 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of 0.76%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The related compensation expense for all 2012 Plan restricted stock units for the three months ended June 30, 2014 and 2013 was $839 and $481, respectively. The related compensation expense for all 2012 Plan restricted stock units for the six months ended June 30, 2014 and 2013 was $1,681 and $957, respectively. The remaining contractual life ranged from 0.50 years to 4.83 years. Unrecognized compensation expense as of June 30, 2014 was $7,586.

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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of June 30, 2014, the fixed portions of these contracts ranged from a monthly average of $0.89 to $0.94 per pound for zinc.
The Company has hedged approximately 3.9 tons of zinc with fixed-to-variable future swap contracts at June 30, 2014, all of which settle at various dates up to and including December 31, 2014
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices nickel. As of June 30, 2014, the fixed portion of the nickel swap contracts ranged from a monthly average of $6.57 to $8.00 per pound.
The Company has hedged approximately 0.5 tons of nickel with variable-to-fixed future swap contracts at June 30, 2014, all of which settle at various dates up to and including December 31, 2014.
The Company paid cash of $535 and $567 from the settlement of zinc and nickel swap contracts for the three and six months ended June 30, 2014, respectively. The Company received cash of $42 and $205 from the settlement of zinc and nickel swap contracts for the three and six months ended June 30, 2013, respectively.
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
During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4.4 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5.0 tons per month of zinc production from October 2013 through March 2014 to zinc fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. In December 2013, the Company entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These zinc fixed price swaps were also transacted without any payment by the Company. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 is 26.6 tons. The Company converted a portion of their put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, the Company also continued to have put options in place with a strike price of $0.85 per pound covering approximately 11.6 tons of zinc production for the first quarter of 2014.
During the first quarter of 2014, the Company added zinc fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26.5 tons for the quarter.
The Company paid cash of $7 and $1,047 from the settlement of zinc fixed price swaps during the three and six months ended June 30, 2014, respectively.
In late July and early August 2014, the Company added zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6.0 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first six months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014. The average LME monthly zinc price for three of the six months in the period ended June 30, 2013 was lower than the strike price for the contracts and the Company received a total of $831 during the three and six months ended June 30, 2013.
As of June 30, 2014, the Company had no remaining put options in place.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013	Six Months Ended June 30, 2014	Three Months Ended March 31, 2013
Gains (losses) included in net sales:
Options	$—	$(527)	$(3)	$737
Swaps	3,040	550	(1,010)	497
Total gains (losses) resulting from hedging activities	$3,040	$23	$(1,013)	$1,234

The fair value of the swap contracts and put options as of June 30, 2014 and December 31, 2013 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2014	December 31, 2013
Options and swaps included in Prepaid expenses and other current assets.	$642	$191
Swaps included in Accrued expenses	$1,470	$1,585
The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2014 and December 31, 2013, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company utilizes five different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.
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
Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.
The information used to compute basic and diluted (loss) earnings per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Basic (loss) income per share:
Net (loss) income	$(5,120)	$(828)	$(4,391)	$2,000
Weighted average shares outstanding – basic	50,711	44,106	50,646	44,060
Basic (loss) income per share	$(0.10)	$(0.02)	$(0.09)	$0.05
Diluted (loss) income per share:
Net (loss) income	$(5,120)	$(828)	$(4,391)	$2,000
Weighted average shares outstanding – diluted	50,711	44,106	50,646	44,372
Diluted (loss) income per share	$(0.10)	$(0.02)	$(0.09)	$0.05
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	50,711	44,106	50,646	44,060
Effect of dilutive securities:
Options	—	—	—	—
Convertible Notes	—	—	—	—
Restricted stock units	—	—	—	312
Weighted average shares outstanding – diluted	50,711	44,106	50,646	44,372

	Exercise Price	Three months ended June 30,		Six months ended June 30,
		2014	2013	2014	2013
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	585	655	585	655
Convertible Notes	$15.00	646	—	637	—
Restricted Stock Units		1,007	1,109	1,050	1,109
Total		2,238	1,764	2,272	1,764

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

share price for the quarter. During the three and six months ended June 30, 2014, the average share price was higher than the exercise price for the Convertible Notes, however, due to the net loss for the three and six months ended June 30, 2014, no dilution was recognized as the effect would be antidilutive. During the three and six months ended June 30, 2013, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.
NOTE S—SEGMENT INFORMATION
In anticipation of the April 2014 closure of the Monaca facility, the zinc oxide refinery operation at that facility ceased production on December 23, 2013. During 2014, zinc oxide production will occur only at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
The Company now reports three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron remelt alloy to the stainless and specialty steel industries. Accordingly, the prior year's segment information has been reclassified to conform to the new segment presentation.
The following table presents information regarding the Company’s new segment presentation:

Three months ended June 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$75,831	$37,082	$13,786	$(434)	$126,265
(Loss) income before income taxes	(11,412)	3,321	3,666	(2,304)	(6,729)

Three months ended June 30, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$76,446	$20,244	$14,214	$(448)	$110,456
(Loss) income before income taxes	(8,400)	2,086	4,965	(217)	(1,566)

Six months ended June 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$138,090	$72,829	$26,206	$(796)	$236,329
(Loss) income before income taxes	(15,367)	6,796	5,361	(2,396)	(5,606)

Six months ended June 30, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$160,316	$40,393	$28,994	$(985)	$228,718
(Loss) income before income taxes	(9,281)	4,137	9,045	(809)	3,092

June 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$734,881	$25,415	$32,279	$—	$792,575
Total assets	820,634	67,730	62,431	28,249	979,044
Capital expenditures for the six months ended June 30, 2014	75,936	6,585	397	—	82,918

December 31, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$655,475	$19,429	$33,346	$—	$708,250
Total assets	788,281	55,060	73,989	87,982	1,005,312
Capital expenditures for the twelve months ended December 31, 2013	297,968	11,059	2,771	—	311,798

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

NOTE U—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 9.3% of total assets at June 30, 2014, accounted for 30.8% of its consolidated revenues and recorded $4,398 of consolidated net income for the six months ended June 30, 2014. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
June 30, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$25,224	$21,976	$5,894	$—	$53,094
Accounts receivable, net of allowance	—	37,844	22,491	(83)	60,252
Inventories, net	—	26,013	13,624	—	39,637
Prepaid expenses and other current assets	1	11,006	96	(3,022)	8,081
Deferred income taxes	—	6,196	18	—	6,214
Total current assets	25,225	103,035	42,123	(3,105)	167,278
Property, plant and equipment, net	—	739,230	53,345	—	792,575
Other assets
Intangible assets	—	10,464	131	—	10,595
Investment in and advances to subsidiaries	678,143	(540,097)	(5,170)	(132,876)	—
Deferred finance costs and other	20,687	1,694	767	(14,552)	8,596
Total other assets	698,830	(527,939)	(4,272)	(147,428)	19,191
Total assets	$724,055	$314,326	$91,196	$(150,533)	$979,044
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,954	$—	$—	$2,954
Accounts payable	—	75,025	10,273	(83)	85,215
Accrued expenses	3,607	41,915	2,303	(2,969)	44,856
Total current liabilities	3,607	119,894	12,576	(3,052)	133,025
Long-term debt, less current maturities	281,479	56,898	34,171	(14,442)	358,106
Other long-term liabilities	—	18,382	360	—	18,742
Deferred income taxes	—	24,127	1,242	—	25,369
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	—	507
Preferred stock	—	—	—	—	—
Additional paid-in capital	312,243	41,653	—	(41,653)	312,243
Retained earnings	126,219	49,420	42,189	(91,386)	126,442
Accumulated other comprehensive income	—	—	658	—	658
Total stockholders’ equity before noncontrolling interest	438,969	91,073	42,847	(133,039)	439,850
Noncontrolling interest	—	3,952	—	—	3,952
Total stockholders’ equity	438,969	95,025	42,847	(133,039)	443,802
Total liabilities and stockholders’ equity	$724,055	$314,326	$91,196	$(150,533)	$979,044

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2013

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$101,449	$26,782	$8,096	$—	$136,327
Accounts receivable, net of allowance	—	46,163	12,915	(429)	58,649
Inventories, net	—	54,550	15,026	—	69,576
Prepaid expenses and other current assets	8	10,205	7	(4,956)	5,264
Deferred income taxes	—	6,319	18	—	6,337
Total current assets	101,457	144,019	36,062	(5,385)	276,153
Property, plant and equipment, net	—	660,161	48,089	—	708,250
Other assets
Intangible assets	—	11,100	168	—	11,268
Investment in and advances to subsidiaries	599,444	(435,470)	(5,444)	(158,530)	—
Deferred finance costs and other	22,194	1,774	703	(15,030)	9,641
Total other assets	621,638	(422,596)	(4,573)	(173,560)	20,909
Total assets	$723,095	$381,584	$79,578	$(178,945)	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,870	$—	$—	$2,870
Accounts payable	—	104,015	10,605	(429)	114,191
Accrued expenses	3,606	42,386	3,617	(4,851)	44,758
Total current liabilities	3,606	149,271	14,222	(5,280)	161,819
Long-term debt, less current maturities	279,549	64,963	25,184	(14,928)	354,768
Other long-term liabilities	—	17,427	360	—	17,787
Deferred income taxes	—	24,802	1,242	—	26,044
Commitments and contingencies
Stockholders’ equity
Common stock	504	—	—	—	504
Preferred stock	—	—	—	—	—
Additional paid-in capital	308,825	41,654	—	(41,654)	308,825
Retained earnings	130,611	79,402	37,903	(117,083)	130,833
Accumulated other comprehensive income	—	—	667	—	667
Total stockholders’ equity before noncontrolling interest	439,940	121,056	38,570	(158,737)	440,829
Noncontrolling interest	—	4,065	—	—	4,065
Total stockholders’ equity	439,940	125,121	38,570	(158,737)	444,894
Total liabilities and stockholders’ equity	$723,095	$381,584	$79,578	$(178,945)	$1,005,312

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$65,426	$37,082	$—	$102,508
Net sales of nickel-based material and other services	—	13,772	—	—	13,772
EAF dust service fees	—	9,985	—	—	9,985
Net sales	—	89,183	37,082	—	126,265
Cost of sales of zinc material and other goods	—	66,953	32,692		99,645
Cost of sales of nickel-based material and other services	—	8,270	—	—	8,270
Cost of EAF dust services	—	8,101	—	—	8,101
Restructuring Expenses	—	59	—	—	59
Cost of sales (excluding depreciation and amortization)	—	83,383	32,692	—	116,075
Depreciation and amortization	—	7,410	705	—	8,115
Selling, general and administrative expenses	322	5,137	628	—	6,087
Total costs and expenses	322	95,930	34,025	—	130,277
(Loss) income from operations	(322)	(6,747)	3,057	—	(4,012)
Equity (loss) in income of subsidiaries, net of taxes	(2,797)	—	—	2,797	—
Other income (expense)
Interest expense	(2,237)	(578)	(419)	238	(2,996)
Interest and other income	236	(66)	328	(219)	279
Total other income (expense)	(2,001)	(644)	(91)	19	(2,717)
(Loss) income before income taxes	(5,120)	(7,391)	2,966	2,816	(6,729)
Income tax (benefit) expense	—	(2,445)	836	—	(1,609)
NET (LOSS) INCOME	$(5,120)	$(4,946)	$2,130	$2,816	$(5,120)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$65,052	$20,244	$(117)	$85,179
Net sales of nickel-based material and other services	—	14,169	—	—	14,169
EAF dust service fees	—	11,108	—	—	11,108
Net sales	—	90,329	20,244	(117)	110,456
Cost of sales of zinc material and other goods	—	66,510	17,400	(117)	83,793
Cost of sales of nickel-based material and other services	—	9,886	—	—	9,886
Cost of EAF dust services	—	8,749	—	—	8,749
Insurance claim income	—	(2,450)	—	—	(2,450)
Cost of sales (excluding depreciation and amortization)	—	82,695	17,400	(117)	99,978
Depreciation and amortization	—	6,762	585	—	7,347
Selling, general and administrative expenses	355	4,747	604	—	5,706
Total costs and expenses	355	94,204	18,589	(117)	113,031
(Loss) income from operations	(355)	(3,875)	1,655	—	(2,575)
Equity (loss) in income of subsidiaries, net of taxes	(590)	—	—	590	—
Other income (expense)
Interest expense	(154)	(258)	(266)	239	(439)
Interest and other income	271	1,054	341	(218)	1,448
Total other income (expense)	117	796	75	21	1,009
(Loss) income before income taxes	(828)	(3,079)	1,730	611	(1,566)
Income tax (benefit) expense	—	(1,272)	534	—	(738)
NET (LOSS) INCOME	$(828)	$(1,807)	$1,196	$611	$(828)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the six months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$117,491	$72,829	$—	$190,320
Net sales of nickel-based material and other services	—	26,169	—	—	26,169
EAF dust service fees	—	19,840	—	—	19,840
Net sales	—	163,500	72,829	—	236,329
Cost of sales of zinc material and other goods	—	118,658	64,190	—	182,848
Cost of sales of nickel-based material and other services	—	17,041	—	—	17,041
Cost of EAF dust services	—	15,981	—	—	15,981
Insurance claim income	—	205	—	—	205
Cost of sales (excluding depreciation and amortization)	—	151,885	64,190	—	216,075
Depreciation and amortization	—	11,602	1,366	—	12,968
Selling, general and administrative expenses	685	10,173	1,267	—	12,125
Total costs and expenses	685	173,660	66,823	—	241,168
(Loss) income from operations	(685)	(10,160)	6,006	—	(4,839)
Equity (loss) in income of subsidiaries, net of taxes	(1,954)	—	—	1,954	—
Other income (expense)
Interest expense	(2,237)	(1,085)	(688)	476	(3,534)
Interest and other income	485	1,950	767	(435)	2,767
Total other income (expense)	(1,752)	865	79	41	(767)
(Loss) income before income taxes	(4,391)	(9,295)	6,085	1,995	(5,606)
Income tax (benefit) provision	—	(2,902)	1,687	—	(1,215)
NET (LOSS) INCOME	$(4,391)	$(6,393)	$4,398	$1,995	$(4,391)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the six months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$137,813	$40,393	$(413)	$177,793
Net sales of nickel-based material and other services	—	28,927	—	—	28,927
EAF dust service fees	—	21,998	—	—	21,998
Net sales	—	188,738	40,393	(413)	228,718
Cost of sales of zinc material and other goods	—	130,476	34,951	(413)	165,014
Cost of sales of nickel-based material and other services	—	18,879	—	—	18,879
Cost of EAF dust services	—	18,548	—	—	18,548
Insurance claim income	—	(2,450)	—	—	(2,450)
Cost of sales (excluding depreciation and amortization)	—	165,453	34,951	(413)	199,991
Depreciation and amortization	—	13,332	1,119	—	14,451
Selling, general and administrative expenses	753	9,650	1,133	—	11,536
Total costs and expenses	753	188,435	37,203	(413)	225,978
(Loss) income from operations	(753)	303	3,190	—	2,740
Equity (loss) in income of subsidiaries, net of taxes	2,852	—	—	(2,852)	—
Other income (expense)
Interest expense	(675)	(779)	(546)	480	(1,520)
Interest and other income	576	954	779	(437)	1,872
Total other income (expense)	(99)	175	233	43	352
Income (loss) before income taxes	2,000	478	3,423	(2,809)	3,092
Income tax provision	—	33	1,059	—	1,092
NET INCOME (LOSS)	$2,000	$445	$2,364	$(2,809)	$2,000

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(5,120)	$(4,946)	$2,130	$2,816	$(5,120)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(5)	—	(5)
Comprehensive (loss) income	$(5,120)	$(4,946)	$2,125	$2,816	$(5,125)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(828)	$(1,807)	$1,196	$611	$(828)
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	—	—	—	—	—
Comprehensive income (loss)	$(828)	$(1,807)	$1,196	$611	$(828)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(4,391)	$(6,393)	$4,398	$1,995	$(4,391)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(9)	—	(9)
Comprehensive (loss) income	$(4,391)	$(6,393)	$4,389	$1,995	$(4,400)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$2,000	$445	$2,364	$(2,809)	$2,000
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	—	—	—	—	—
Comprehensive income (loss)	$2,000	$445	$2,364	$(2,809)	$2,000

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(4,391)	$(6,393)	$4,398	$1,995	$(4,391)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	—	11,602	1,366	—	12,968
Deferred income tax provision	—	(552)	—	—	(552)
Accretion on debt	1,930	—	—	—	1,930
Accretion on ESOI liabilities	—	214	—	—	214
Amortization of deferred finance costs	1,072	141	67	(43)	1,237
Losses on write down or disposal of assets	—	665	—	—	665
Losses on derivative financial instruments	—	(553)	(48)	—	(601)
Lower of cost or market adjustment to inventories	—	1,145	—	—	1,145
Non-cash compensation expense	186	2,224	—	—	2,410
Capitalization of interest	(12,903)	(649)	—	—	(13,552)
Equity (loss) in income of subsidiaries, net of taxes	1,954	—	—	(1,954)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	8,353	(9,575)	(346)	(1,568)
Decrease in inventories	—	26,936	1,402	—	28,338
Decrease (increase) in prepaid expenses and other current assets	7	(398)	(41)	(1,934)	(2,366)
(Increase) decrease in deferred finance costs and other	435	50	(102)	(431)	(48)
(Decrease) increase in accounts payable	—	(28,989)	(332)	345	(28,976)
Increase (decrease) in accrued expenses	1	131	(1,801)	1,882	213
(Decrease) increase in long-term liabilities	—	(95)	—	486	391
Net cash (used in) provided by operating activities	(11,709)	13,832	(4,666)	—	(2,543)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(76,333)	(6,585)	—	(82,918)
Investment in and advance (to) from subsidiaries	(65,527)	65,802	(275)	—	—
Net cash used in investing activities.	(65,527)	(10,531)	(6,860)	—	(82,918)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	14,200	9,574	—	23,774
Repayments on the Credit Facilities	—	(21,550)	(100)	—	(21,650)
Debt issuance costs	—	(125)	(37)	—	(162)
Borrowings on Credit Agreement	—	802	—	—	802
Repayments on the Credit Agreement	—	(1,434)	—	—	(1,434)
Proceeds from the exercise of stock options	910	—	—	—	910
Tax effect of share based compensation award exercise and vesting	784	—	—	—	784
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	1,011	(8,107)	9,324	—	2,228
Net decrease in cash and cash equivalents	(76,225)	(4,806)	(2,202)	—	(83,233)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$25,224	$21,976	$5,894	$—	$53,094

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$2,000	$445	$2,364	$(2,809)	$2,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	—	13,332	1,119	—	14,451
Gain on insurance recovery related to assets	—	(1,791)	—	—	(1,791)
Deferred income tax provision	—	(790)	(28)		(818)
Accretion on debt	1,879	—	—	—	1,879
Accretion on ESOI liabilities	—	223	—	—	223
Amortization of deferred finance costs	1,038	116	56	(44)	1,166
Losses on write down or disposal of assets	—	111	—	—	111
(Gains) losses on derivative financial instruments	—	(308)	110	—	(198)
Lower of cost or market adjustment to inventories	—	1,627	—	—	1,627
Non-cash compensation expense	191	1,782	—	—	1,973
Capitalization of interest	(13,491)	(321)	—	—	(13,812)
Equity (loss) in income of subsidiaries, net of taxes	(2,852)	—	—	2,852	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(2,135)	(3,226)	37	(5,324)
(Increase) decrease in inventories	—	(11,203)	1,859	—	(9,344)
Decrease (increase) in prepaid expenses and other current assets	19	2,678	(27)	409	3,079
Decrease (increase) in deferred finance costs and other	434	(122)	—	(434)	(122)
(Decrease) increase in accounts payable	(16)	(2,327)	1,572	(37)	(808)
Increase in accrued expenses	111	255	823	26	1,215
Increase in long-term liabilities	—	306	29	—	335
Net cash (used in) provided by operating activities	(10,687)	1,878	4,651	—	(4,158)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(135,587)	(5,000)	—	(140,587)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advance (to) from subsidiaries	(120,600)	120,014	586	—	—
Net cash used in investing activities.	(120,600)	(13,782)	(4,414)	—	(138,796)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	—	3,500	—	3,500
Repayments on the Credit Facilities	—	—	(3,500)	—	(3,500)
Debt issuance costs	(320)	(119)	—	—	(439)
Borrowings on Credit Agreement	—	5,804	—	—	5,804
Repayments on the Credit Agreement	—	(874)	—	—	(874)
Proceeds from the exercise of stock options	—	—	—	—	—
Tax effect of share based compensation award exercise and vesting	178	—	—	—	178
Restricted stock withheld for taxes	(411)	—	—	—	(411)
Net cash provided by (used in) financing activities	20,747	4,811	(114)	—	25,444
Net (decrease) increase in cash and cash equivalents	(110,540)	(7,093)	123	—	(117,510)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119
Cash and cash equivalents at end of period	$112,975	$8,884	$4,750	$—	$126,609

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE V—SUBSEQUENT EVENTS

On July 29, 2014, the Company completed the sale of $40,000 aggregate principal amount of 9.00% Senior Notes due 2017, at an issue price of 100.00% of par. The Unsecured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act of 1933, as amended. The Unsecured Notes mature on June 1, 2017. The Unsecured Notes are a new issue of notes that will pay interest semiannually at a rate of 9% per annum, beginning on December 1, 2014.

On July 29, 2014, the Company also completed the sale of an additional $10,000 aggregate principal amount of the Company’s 10.50% Senior Secured Notes due 2017, at an issue price of 113.00% of par. The 2014 Senior Secured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. The 2014 Senior Secured Notes were issued as additional notes under the indenture dated July 26, 2012 and will pay interest semiannually at a rate of 10.50% per annum. At July 29, 2014, there is an aggregate of $205,000 of Senior Secured Notes outstanding.

Total estimated net proceeds from the offering of the Unsecured Notes and 2014 Senior Secured Notes is $49,800.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014.
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

In anticipation of the April 2014 closure of the Monaca facility, the zinc oxide refinery operation at that facility ceased production on December 23, 2013. During 2014, zinc oxide production will occur only at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014. The Company now reports three segments, Horsehead, Zochem and INMETCO.

While we vary our raw material inputs, or feedstocks, based on cost and availability, products to be produced at our recently completed new zinc facility in Mooresboro, North Carolina and our nickel-based products produced at our INMETCO facility, use nearly 100% recycled materials, including, in the case of our zinc products, zinc recovered from our four EAF dust recycling operations located in four states. Zinc products produced at our Monaca facility, until production ceased in late April 2014, were also produced using nearly 100% recycled materials. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates.

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
Strategic Investments and Acquisitions
In September of 2011, we announced plans to construct a new zinc facility to be located in Mooresboro, North Carolina, which we anticipate will be capable of production in excess of 155,000 tons of zinc metal per year once fully operational, including Special High Grade (“SHG”) zinc and Continuous Galvanizing Grade zinc, in addition to the Prime Western ("PW") grade zinc that we produced at our Monaca facility. The new zinc facility will also enable us to potentially recover other marketable metals from waelz oxide (“WOX”) produced from EAF dust recycling. The facility is designed to be capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The plant design will rely upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our recently closed Monaca smelter. The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility replaced our older smelter technology, which was permanently closed at the end of April 2014, and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.

The new facility will significantly reduce our manufacturing conversion costs due to the lower energy cost, higher labor productivity and reduced operating maintenance costs, and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX before it is fed to the smelter.

On May 21, 2014, we reported that production of zinc metal began at our new zinc facility in Mooresboro, NC.   The cell house had been loaded with electrolyte, the rectifiers had been switched on and the plating of zinc metal was underway.  We harvested the initial cathode later that week and began melting and casting final product for shipment. On May 28, 2014, we announced that the first shipments were made to customers.

On July 8, 2014, we reported that the facility produced over 2,900 tons of zinc metal in June 2014, a rate of approximately 23% of design capacity which was better than internal projections for the first month of an expected six month ramp up.  Zinc feedstock produced from our recycling operations in excess of the requirement for the Mooresboro facility were sold as either zinc calcine or waelz oxide. We further announced that the facility would be taking a temporary outage due to the need to repair, upgrade and replace some of the mixing components in a series of tanks.  We resumed zinc production in August. We also reported that the construction of the co-product recovery circuit designed to recover lead and silver was mechanically complete, commissioning had started and was expected to occur for the next few weeks before metal concentrate production began. The ramp up period for the co-product recovery circuit is estimated to be approximately one year.

The first month of operation validated that the process, as designed, is capable of producing special high grade quality electrolyte from waelz oxide using the solvent extraction process. While we have experienced normal start-up issues including some equipment malfunctions, we have not identified any insurmountable technical or operation obstacles that materially challenge the value proposition of this project.

In December 2013, we entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation will be located near our Mooresboro facility. The majority of the feedstock for Mooresboro will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by Mooresboro by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated total investment in ThirtyOx is expected to be less than $2.0 million. This facility is expected to be ready for production in August 2014.

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened our geographic reach, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced that we decided to move forward with plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at the Monaca, Pennsylvania location. The expansion project will increase the total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year. During the second quarter, the seventh and final furnace was put into production. In July 2014, we took a planned outage on one of the furnaces to replace worn refractories and are also installing additional baghouse modules on several furnaces which, once completed in August, should provide additional production capacity going forward.

On March 15, 2012, we announced that we had entered into an option agreement with Shell Chemical LP (“Shell”). On December 28, 2013, Shell extended its option to June 30, 2013. On June 28, 2013 we mutually agreed to extend the period for Shell to exercise its option to January 2, 2014. At the end of December 2013, we entered into an Amended and Restated Option and Purchase Agreement with Shell that included extending the option period, at the Monaca facility, during which Shell may perform its evaluation. The amended agreement also provides for demolition activities to commence at Shell's expense. Demolition of the buildings around the perimeter of the facility has been completed. Demolition activities for the remaining structures are underway.

On September 27, 2012, we formed Horsehead Metal Products, Inc., a wholly owned subsidiary of Horsehead Corporation, which will own and operate our new Mooresboro, North Carolina facility.
On November 16, 2012, we acquired the single membership interest in MZP, a leading manufacturer of zinc powders for the alkaline battery business and subsequently renamed it HZP. We had been a long-term supplier of Special Special High Grade zinc metal to MZP which is co-located at the site of our Monaca zinc smelter. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014. At June 30, 2014, management had not yet determined the permanent status of the HZP facility.

On June 3, 2013, we issued an additional $20.0 million of Senior Secured Notes. We received proceeds of $21.3 million and recognized $0.3 million in issuance costs in connection with the offering.

On October 30, 2013, we completed an underwritten public offering and received $72.0 million in net proceeds after deducting $3.9 million in expenses related to the offering.

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par and we also completed the sale of an additional $10.0 million aggregate principal amount of our 10.50% Senior Secured Notes due 2017, at an issue price of 113.00% of par. Total estimated net proceeds of these two offerings was $49.8 million.
Economic Conditions and Outlook
During the second quarter of 2014, we continued to sell the zinc product inventory that we had built during 2013 in anticipation of the transition of metal production from Monaca to North Carolina. We ceased operation of the Monaca smelter at the end of April 2014. The final month of operation experienced higher than normal unit operating costs as productivity suffered while we endeavored to keep four of the six furnaces operating in the final weeks before the facility was permanently shut down. As a result of the declining production of the smelter, we increased the sale of WOX and zinc calcine to third parties during the second quarter. In total, approximately two-thirds of the zinc units from our EAF dust recycling operations were sold to third parties during the second quarter of 2014. In addition, we have entered into agreements to sell additional WOX and zinc calcine, as needed, during the transition period while Mooresboro is ramping up.
Oxide shipments at Zochem for the second quarter of 2014 were essentially the same as the first quarter of 2014, but 77% higher than the second quarter of 2013 reflecting the shift of our Monaca oxide business to Zochem as a result of the closure of the zinc oxide refinery on December 23, 2013 and capacity expansion. During the second quarter, the seventh and final furnace was put into production. In July 2014, we took a planned outage on one of the furnaces to replace worn refractories and are also installing additional baghouse modules on several furnaces which, once completed in August, should provide additional production capacity going forward.
EAF dust receipts for the second quarter of 2014 improved by 8% compared with the first quarter of 2014 primarily due to severe weather conditions during the first quarter which adversely affecting the logistics of EAF dust deliveries. We processed a quantity of dust during the second quarter of 2014 which was 2% lower than our dust receipts for the quarter. During the second quarter of 2014, we idled kiln capacity in April to balance capacity with supply and returned to full operation at our recycling plants in May as dust receipt levels improved. Steel capacity utilization remained approximately the same in the mid-70% range during the second quarter of 2014 and remains steady as we enter into the third quarter of 2014. We expect to operate all of our waelz kilns through the third quarter of 2014. Depending on the ramp-up rate at Mooresboro, we expect to cease operation of the calcining kiln in Palmerton before the end of this year.
INMETCO's remelt alloy production was up 5% during the second quarter of 2014 as compared with the first quarter of 2014 while tolling receipts were down 3%. Tolling receipts, however, were up 7% and total pig sales were up 6% compared to the second quarter of 2013. We have been successful in increasing the production rate on our submerged arc furnace to keep pace with stronger tolling receipts levels. We are continuing to evaluate modest capital investments to get further increases in capacity later this year.
LME zinc prices were higher by 2% and LME nickel prices were higher by 26% during the second quarter of 2014 as compared to the first quarter of 2014.

Factors Affecting Our Operating Results
Market Price for Zinc and Nickel. We generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results however, depend heavily on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2014, comprised approximately 96% of our raw materials at our Monaca, Pennsylvania facility until it was permanently closed at the end of April 2014, were not impacted significantly by fluctuations in the market price of zinc on the LME. However, the cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues. Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 but then stabilized during 2012 through 2013. The monthly average zinc price has began a steady climb during the six months ended June 30, 2014.

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2013 and the six months ended June 30, 2014 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	Six Months Ended June 30, 2014
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$0.96
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.00
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.93
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
During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction and start up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were also transacted without any payment by us. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we also continued to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
During the first quarter of 2014, we added zinc fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter.
We paid cash of $1.0 million from the settlement of zinc fixed price swaps during the six months ended June 30, 2014.
In late July and early August 2014, we added zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.
The put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014. The average LME monthly zinc price for three of the six months in the period ended June 30, 2013 was lower than the strike price for the contracts and the Company received a total of $831 during the three and six months ended June 30, 2013.
As of June 30, 2014, the Company did not have any remaining put options in place.
Daily high, low and yearly average LME nickel prices for the years 2010 through 2013 and the six months ended June 30, 2014 were as follows:

LME Nickel Prices	2010	2011	2012	2013	Six Months Ended June 30, 2014
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06
Average	$9.89	$10.36	$7.97	$6.81	$7.49

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first six months of 2014, we shipped the inventory that we had been building during 2013 as production was reduced from five to four furnaces for the final weeks of operations until closure of the zinc smelter, which occurred in late April 2014.
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and through the first six months of 2014, weekly steel industry capacity increased back to the mid 70% range.
The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six months ended June 30,		Year Ended December 31,		Six months ended June 30,		Year Ended December 31,
	2014	2013	2013	2012	2014	2013	2013	2012
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	77	86	169	189	$2,045	$2,021	$1,981	$1,875
EAF Dust	286	309	607	618	$69	$71	$72	$69
Nickel-based products	15	14	28	28	$1,691	$1,605	$1,568	$1,717

(1)	Includes HZP since November 16, 2012
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
Purchased feedstock costs at our Zochem facility, which comprised approximately 90% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 10% of our production costs for the six months ended June 30, 2014 at our Zochem facility.
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
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. As a result, LCM adjustments can occur. The Company recorded LCM adjustments of $1.1 million during the six months ended June 30, 2014. LCM adjustments of $1.6 million were recorded during the six months ended June 30, 2013. Total LCM adjustments were $3.7 million for the year ended December 31, 2013. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through costs of sales during the same month it is purchased.

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

See Note T – Insurance Recoveries in our Consolidated Financial Statements.
Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	production levels at our facilities;

•	the supply of EAF dust for our recycling operations;
•LME price of zinc and nickel;
•changes in cost of energy and fuels;
•gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the zinc product markets, or the EAF dust or nickel- bearing waste recycling markets;
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
Our zinc products compete with other materials in many of their applications, and in some cases our customers may shift to new processes or products. For example, our zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. Longer-term, our steel customers may face pressure from increased use of aluminum. Our stainless steel customers face competition from producers of material containing lower levels of nickel, which could have an impact on the demand for our nickel-based products. Our ability to anticipate shifts in product usage and to produce new products to meet our current and future customers’ needs will significantly impact our operating results. We also face intense competition from regional, national and global providers of zinc based products, and the growth of any of those competitors could reduce our market share and negatively impact our operating results.
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

Summary of Critical Accounting Policies and Estimates
Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K which was filed with the SEC on March 13, 2014, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2014 and for the six months ended June 30, 2014 and 2013. Certain of these accounting policies are described below.

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
We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, we utilize five different brokers for our derivative contracts. (see Note P – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

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
We have no goodwill.
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	91.9%	90.4%	91.4%	87.5%
Depreciation and amortization	6.4%	6.7%	5.5%	6.3%
Selling, general and administrative expenses	4.9%	5.2%	5.1%	5.0%
(Loss) income from operations	(3.2)%	(2.3)%	(2.0)%	1.2%
Interest expense	2.4%	0.4%	1.5%	0.7%
Interest and other income	0.2%	1.3%	1.1%	0.9%
(Loss) income before income taxes	(5.4)%	(1.4)%	(2.4)%	1.4%
Income tax (benefit) expense	(1.3)%	(0.7)%	(0.5)%	0.5%
Net (loss) income	(4.1)%	(0.7)%	(1.9)%	0.9%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Period
	2013	2014	Swaps	Total
Fair value December 31, 2012	$4,402	$—	$358	$4,760
Purchases	—	774	—	774
Write-off of expired positions	(172)	—	(177)	(349)
Mark to market adjustments on open positions	901	535	(39)	1,397
Fair value March 31, 2013	5,131	1,309	142	6,582
Purchases	—	—	—	—
Write-off of expired positions	(1,035)	—	27	(1,008)
Mark to market adjustments on open positions	(294)	(29)	481	158
Fair value June 30, 2013	3,802	1,280	650	5,732
Purchases/Sales	(540)	(155)	—	(695)
Write-off of expired/sold positions	(2,304)	(5)	(274)	(2,583)
Mark to market adjustments on open positions	(625)	(504)	2,014	885
Fair value September 30, 2013	333	616	2,390	3,339
Purchases/Sales	—	—	—	—
Write-off of expired/sold positions	(333)	—	(1,646)	(1,979)
Mark to market adjustments on open positions	—	(578)	(2,176)	(2,754)
Fair value December 31, 2013	—	38	(1,432)	(1,394)
Purchases/Sales	—	(35)	—	(35)
Write-off of expired/sold positions	—	(3)	1,534	1,531
Mark to market adjustments on open positions	—	—	1,569	1,569
Fair value March 31, 2014	—	—	1,671	1,671
Purchases/Sales	—	—	—	—
Write-off of expired/sold positions	—	—	(2,033)	(2,033)
Mark to market adjustments on open positions	—	—	(466)	(466)
Fair value June 30, 2014	$—	$—	$(828)	$(828)
A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2012		2013				2014
Average LME zinc price	September 30	December 31	March 31	June 30	September 30	December 31	March 31	June 30
Quarter	$0.86	$0.88	$0.92	$0.83	$0.84	$0.86	$0.92	$0.93
Year-to-date	$0.88	$0.88	$0.92	$0.88	$0.87	$0.87	$0.92	$0.94

Segment Disclosure
In anticipation of the April 2014 closure of the Monaca facility, the zinc oxide refinery operation at that facility ceased production on December 23, 2013. During 2014, zinc oxide production will occur only at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
The Company now reports three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron to the stainless and specialty steel industries. Accordingly, the prior years segment information has been reclassified to conform to the new segment presentation.
Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013
Consolidated net sales.
Consolidated net sales increased $15.8 million, or 14.3%, to $126.3 million for the three months ended June 30, 2014, compared to $110.5 million for the three months ended June 30, 2013.

Change in consolidated net sales	(in millions)
Horsehead	$(0.4)
Zochem	16.9
INMETCO	0.9
Unrealized non-cash hedge adjustments	(1.6)
Total change in consolidated net sales	$15.8
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $16.1 million, or 16.1%, to $116.1 million for the three months ended June 30, 2014, compared to $100.0 million for the three months ended June 30, 2013.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(0.2)
Zochem	15.4
INMETCO	0.9
Total change in consolidated cost of sales (excluding depreciation and amortization)	$16.1
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $0.8 million, or 11.0%, to $8.1 million for the three months ended June 30, 2014, compared to $7.3 million for the three months ended June 30, 2013.

Change in consolidated depreciation and amortization	(in millions)
Decreased depreciation expense at the Monaca facility due to impairment of facility during 2013	$(2.8)
Depreciation associated with the new zinc facility	3.4
Other	0.2
Total change in consolidated depreciation and amortization	$0.8
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.4 million, or 7.0%, to $6.1 million for the three months ended June 30, 2014, compared to $5.7 million for the three months ended June 30, 2013.
Consolidated other income (expense).
Net consolidated other income (expense) was $(2.7) million for the three months ended June 30, 2014, compared to $1.0 million for the three months ended June 30, 2013.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(0.9)
Decrease in capitalized interest related to construction of new zinc facility	(1.7)
Decrease in interest and other income	(1.1)
Total change in consolidated other income (expense)	$(3.7)

•	Increase in actual interest expense due to increased borrowings under our credit facilities and issuance of Additional Notes on June 3, 2013.

•	Decrease in interest and other income as a result of miscellaneous scrap sales and income recorded under the Shell contract in 2013.
Consolidated income tax expense (benefit).

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Income tax benefit (in millions)	$(1.6)	$(0.7)
Effective tax rate	23.9%	47.1%

•
The effective tax rate for the three months ended June 30, 2014 declined when compared to the three months ended June 30, 2013 due to increased pretax income at a foreign subsidiary with a lower statutory tax rate and the impact on the change in deferred tax assets and liabilities as a result of a change in the North Carolina statutory tax rate.

Consolidated net loss.
Net loss for the three months ended June 30, 2014 was $(5.1) million, compared to net loss of $(0.8) million for the three months ended June 30, 2013.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $0.4 million, or 0.5%, to $77.0 million for the three months ended June 30, 2014, compared to $77.4 million for the three months ended June 30, 2013.

Change in Horsehead net sales	(in millions)
Elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(22.7)
Volume decrease due to other zinc products at Monaca (excluding zinc oxide)	(3.9)
Price realization increase due to other zinc products at Monaca (excluding zinc oxide)	2.8
WOX/zinc calcine sales during three months ended June 30, 2014	23.0
Miscellaneous and other sales increase	0.4
Total change in Horsehead net sales	$(0.4)

•	The zinc oxide refinery at the Monaca facility was shut down permanently on December 23, 2013 and therefore no zinc oxide was produced by Horsehead during the three months ended June 30, 2014.

•
Other zinc products produced at the Monaca facility resulted in a decrease in volume primarily reflecting a decrease in shipments from HZP and copper powders. Our copper powders business was sold in December 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014. At June 30, 2014, management had not yet determined the permanent status of the HZP facility.

•	The increase in price realization during the three months ended June 30, 2014 primarily related to zinc metal.

•	WOX and zinc calcine were sold to third parties during the three months ended June 30, 2014 and will continue to be sold until the new zinc facility is operating at close to capacity.

•	The average LME zinc price was 12.7% higher for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

•	Net sales during the three months ended June 30, 2014 were decreased by unrealized non-cash adjustments of $1.6 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Zinc product shipments	20,881	32,559
Zinc product shipments on a zinc contained basis	20,881	30,248
Average sales price realization	$1.03	$0.98

•	Horsehead zinc product shipment tons were the same as shipments on a zinc contained basis, as a result of no zinc oxide production in 2014 at the Monaca facility.

•	The increase in the average sales price realization reflects the 12.7% higher average LME zinc price during the three month ended June 30, 2014 compared to the three months ended June 30, 2013.
Net sales of zinc metal increased $5.7 million, or 16.7%, to $39.9 million for the three months ended June 30, 2014, compared to $34.2 million for the three months ended June 30, 2013.

Change in Horsehead zinc metal net sales	(in millions)
Increase in volume	$2.1
Increase in price realization	3.6
Total change in Horsehead zinc metal net sales	$5.7

•
The increase in volume relates to shipments from inventory that was built to support customer demand during the transition of production facilities to North Carolina and first shipments from the new zinc facility which began production during the second quarter of 2014.

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 12.7% in the average LME zinc price.
Net sales of zinc oxide decreased $22.7 million as a result of the closure of the zinc oxide refinery on December 23, 2013.
Net sales of zinc and copper-based powders decreased $2.5 million to $0.6 million for the three months ended June 30, 2014, compared to $3.1 million for the three months ended June 30, 2013. The decrease was primarily due to the elimination of copper-based powder sales as this business line was sold in December 2013.
Sales of HZP products declined by $3.3 million as production was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014. At June 30, 2014, management had not yet determined the permanent status of the HZP facility.

Revenues from EAF dust recycling decreased $1.1 million, or 9.9%, to $10.0 million for the three months ended June 30, 2014, compared to $11.1 million for the three months ended June 30, 2013.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(0.4)
Decrease in price realization	(0.7)
Total change in Horsehead EAF Dust recycling net sales	$(1.1)

•	EAF dust receipts for the three months ended June 30, 2014 were 147,798 tons compared to 153,821 tons for the three months ended June 30, 2013.

•	The decrease in price realization was a result of a decrease in the average price per ton received. The price realization was partially offset by an increase of 12.7% in the average LME zinc price.
Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $0.2 million, or 0.3%, to $75.1 million for the three months ended June 30, 2014, compared to $75.3 million for the three months ended June 30, 2013.

	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Cost of sales as a % of net sales, excluding non-cash adjustments related to hedging	97.5%	97.3%
Unrealized non-cash adjustments related to hedging	$(1.6)	$(1.3)
The cost of zinc material and other products sold for the three months ended June 30, 2014, increased $0.5 million, or 0.8%, to $67.0 million, compared to $66.5 million for the three months ended June 30, 2013.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease related to elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(20.9)
Volume decrease due to other zinc products at Monaca (excluding zinc oxide)	(2.9)
Increase in cost of products shipped (excluding zinc oxide)	5.7
Cost of sales relating to WOX and zinc calcine products produced	18.0
Increase in recycling and other costs	0.6
Total change in Horsehead cost of zinc metal and other products sold	$0.5

•
The cost of zinc material includes LCM inventory adjustments of $0.2 million for the three months ended June 30, 2014 and $0.8 million for the three months ended June 30, 2013. The 2013 LCM adjustments were the result of the low LME zinc price. The 2014 LCM adjustment resulted from higher than normal production costs at Mooresboro, as the new zinc facility operated at inefficient levels during startup.

Conversion costs for the Monaca facility decreased $26.1 million or 46.9% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Change in Horsehead conversion costs	(in millions)
Labor	$(8.2)
Coke	(6.2)
Maintenance related costs	(2.7)
Supplies	(3.2)
Utilities	(4.6)
Other	(1.2)
Total change in Horsehead conversion costs	$(26.1)

•
Conversion costs at the Monaca, Pennsylvania facility reflect a 81.1% decrease in production. Production decreased due to the elimination of zinc oxide production at the end of 2013 and the permanent closure of the Monaca smelter at the end of April 2014.

The cost of EAF dust services decreased $0.6 million, or 6.9% to $8.1 million for the three months ended June 30, 2014, compared to $8.7 million for the three months ended June 30, 2013.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in transportation costs	$(0.3)
Decrease in volume	(0.3)
Total change in Horsehead cost of EAF dust services	$(0.6)

•	EAF dust tons processed decreased 7.6% for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

Income (loss) before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Loss before taxes	$(11.4)	$(8.4)
Unrealized non-cash adjustments related to hedging	(1.6)	(1.3)
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(9.8)	$(7.1)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $16.9 million, or 83.7%, to $37.1 million for the three months ended June 30, 2014, compared to $20.2 million for the three months ended June 30, 2013.

Change in Zochem net sales	(in millions)
Higher shipment volume	$15.5
Increase in price realization	1.4
Total change in Zochem net sales	$16.9

•
Higher shipment volume as a result of the capacity expansion, as the seventh and final furnace was put into production during the second quarter of 2014 and closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transition of customers to Zochem in 2014.

•
Price realization per pound increased 3.7% as a result of an increase in the average LME zinc price of 12.7% higher for the three months ended June 30, 2014 compared to the three months ended June 30, 2013.

•	Non-cash adjustments related to hedging activities were not material for both the three months ended June 30, 2014 and the three months ended June 30, 2013.
Cost of sales (excluding depreciation and amortization).
Cost of sales increased $15.4 million, or 89.0%, to $32.7 million for the three months ended June 30, 2014, compared to $17.3 million for the three months ended June 30, 2013. The increase resulted primarily from an increase in volume as shipments increased approximately 77% for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Income before income taxes.
For the reasons stated above, income before income taxes was $3.3 million for the three months ended June 30, 2014, compared to $2.1 million for the three months ended June 30, 2013.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $0.9 million, or 6.5%, to $14.7 million for the three months ended June 30, 2014, compared to $13.8 million for the three months ended June 30, 2013.

Change in INMETCO net sales	(in millions)
Increase in price realization	$0.4
Increase in shipment volume	0.8
Decrease in other and miscellaneous sales	(0.3)
Total change in INMETCO net sales	$0.9

•	Price realization increase was a result of 23.4% higher LME nickel prices for the three months ended June 30, 2014 compared with the three months ended June 30, 2013.

•
Shipment volume increased as a result of both an increase in the sales of total pigs and an increase in tolling receipts for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

•	Miscellaneous and other sales decreased primarily due to the absence of cadmium sales in 2014 as a result of the idling of that facility in December 2013.

•
Hedging activities related to nickel resulted in an unfavorable non-cash adjustment of $0.9 million for the three months ended June 30, 2014, compared with a favorable non-cash adjustment of $0.4 million for the three months ended June 30, 2013.

Cost of sales (excluding depreciation and amortization).
Cost of sales increased $0.9 million, or 12.0%, to $8.3 million for the three months ended June 30, 2014, compared to $7.4 million for the three months ended June 30, 2013.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(2.1)
Higher shipment volume	0.7
Net insurance benefit recorded during the three months ended June 30, 2013	2.3
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$0.9

•
Lower raw material costs, lower maintenance cost and cost reductions associated with the idling of the cadmium recovery facility in December 2013 were the primary reasons for the reduction in the cost of products shipped.

•
Shipment volume increased as a result of both and increase in the sales of total pigs and tolling receipts for the three months ended June 30, 2014 as compared with the three months ended June 30, 2013.

•	Cost of sales for the three months ended June 30, 2013 included a net insurance benefit related to the October 2012 fire at the INMETCO facility.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Income before taxes	$3.7	$5.0
Unrealized non-cash adjustments related to hedging	(0.9)	0.4
Net insurance benefit	—	2.3
Income before taxes excluding unrealized non-cash adjustments related to hedging and net insurance benefit	$4.6	$2.3

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013
Consolidated net sales.
Consolidated net sales increased $7.6 million, or 3.3%, to $236.3 million for the six months ended June 30, 2014, compared to $228.7 million for the six months ended June 30, 2013.

Change in consolidated net sales	(in millions)
Horsehead	$(24.9)
Zochem	32.3
INMETCO	(0.2)
Unrealized non-cash hedge adjustments	0.4
Total change in consolidated net sales	$7.6
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $16.1 million, or 8.1%, to $216.1 million for the six months ended June 30, 2014, compared to $200.0 million for the six months ended June 30, 2013.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(13.7)
Zochem	29.2
INMETCO	0.6
Total change in consolidated cost of sales (excluding depreciation and amortization)	$16.1
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization decreased $1.5 million, or 10.3%, to $13.0 million for the six months ended June 30, 2014, compared to $14.5 million for the six months ended June 30, 2013.

Change in consolidated depreciation and amortization	(in millions)
Decreased depreciation expense at the Monaca facility due to impairment of facility during 2013	$(5.4)
Depreciation associated with the new zinc facility	3.4
Other	0.5
Total change in consolidated depreciation and amortization	$(1.5)
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.6 million, or 5.2%, to $12.1 million for the six months ended June 30, 2014, compared to $11.5 million for the six months ended June 30, 2013.
Consolidated other income (expense).
Net consolidated other income (expense) was $(0.8) million for the six months ended June 30, 2014, compared to $0.4 million for the six months ended June 30, 2013.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(1.8)
Decrease in capitalized interest related to construction of new zinc facility	(0.3)
Increase in interest and other income	0.9
Total change in consolidated other income (expense)	$(1.2)

•	Increase in actual interest expense due to increased borrowings under our credit facilities and issuance of Additional Notes on June 3, 2013.

•	Increase in interest and other income primarily related to miscellaneous scrap sales in 2014.
Consolidated income tax (benefit) expense.

	Six months ended June 30, 2014	Six months ended June 30, 2013
Income tax (benefit) expense	$(1.2)	$1.1
Effective tax rate	21.7%	35.3%

•
The effective tax rate for the six months ended June 30, 2014 declined when compared to the six months ended June 30, 2013 due to increased pretax income at a foreign subsidiary with a lower statutory tax rate and the impact on the change in deferred tax assets and liabilities as a result of a change in the North Carolina statutory tax rate.

Consolidated net (loss) income.
Net loss for the six months ended June 30, 2014 was $(4.4) million, compared to net income of $2.0 million for the six months ended June 30, 2013.
Business Segments
Horsehead

Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $24.9 million, or 15.6%, to $135.0 million for the six months ended June 30, 2014, compared to $159.9 million for the six months ended June 30, 2013.

Change in Horsehead net sales	(in millions)
Elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(48.9)
Volume decrease due to other zinc products at Monaca (excluding zinc oxide)	(8.2)
Price realization increase due to other zinc products at Monaca (excluding zinc oxide)	3.2
WOX/zinc calcine sales during six months ended June 30, 2014	29.4
Miscellaneous and other sales decrease	(0.4)
Total change in Horsehead net sales	$(24.9)

•	The zinc oxide refinery at the Monaca facility was shut down permanently on December 23, 2013 and therefore no zinc oxide was produced by Horsehead during the six months ended June 30, 2014.

•
Other products produced at the Monaca facility resulted in a decrease in volume primarily reflecting a decrease in shipments from HZP and copper powders. Our copper powders business was sold in December 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014. At June 30, 2014, management had not yet determined the permanent status of the HZP facility.

•	The increase in price realization during the six months ended June 30, 2014 primarily related to zinc metal.

•	WOX and zinc calcine were sold to third parties during the six months ended June 30, 2014 and will continue to be sold until the new zinc facility is operating at close to capacity.

•	The average LME zinc price was 5.9% higher for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

•	Net sales during the six months ended June 30, 2014 were increased by unrealized non-cash adjustments of $2.3 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Six months ended June 30, 2014	Six months ended June 30, 2013
Zinc product shipments	41,759	65,768
Zinc product shipments on a zinc contained basis	41,759	60,940
Average sales price realization	$1.02	$1.01

•	Horsehead zinc product shipment tons were the same as shipments on a zinc contained basis, as a result of no zinc oxide production in 2014 at the Monaca facility.
Net sales of zinc metal increased $9.2 million, or 13.2%, to $78.8 million for the six months ended June 30, 2014, compared to $69.6 million for the six months ended June 30, 2013.

Change in Horsehead zinc metal net sales	(in millions)
Increase in volume	$5.2
Increase in price realization	4.0
Total change in Horsehead zinc metal net sales	$9.2

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 5.9% in the average LME zinc price.

•
The increase in volume relates to shipments from the inventory that was built to support customer demand during the transition of production facilities to North Carolina and first shipments from the new zinc facility which began production during the second quarter of 2014.

Net sales of zinc oxide decreased $48.9 million as a result of the closure of the zinc oxide refinery on December 23, 2013.

Net sales of zinc and copper-based powders decreased $4.9 million to $1.3 million for the six months ended June 30, 2014, compared to $6.2 million for the six months ended June 30, 2013. The decrease was primarily due to the elimination of copper-based powders sales as this business line was sold in December 2013.
Sales of HZP products declined by $7.1 million as production was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014. At June 30, 2014, management had not yet determined the permanent status of the HZP facility.

Revenues from EAF dust recycling decreased $2.2 million, or 10.0%, to $19.8 million for the six months ended June 30, 2014, compared to $22.0 million for the six months ended June 30, 2013.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(1.7)
Decrease in price realization	(0.5)
Total change in Horsehead EAF Dust recycling net sales	$(2.2)

•	EAF dust receipts for the six months ended June 30, 2014 were 285,812 tons compared to 309,079 tons for the six months ended June 30, 2013.
Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $13.7 million, or 9.2%, to $134.9 million for the six months ended June 30, 2014, compared to $148.6 million for the six months ended June 30, 2013.

	Six months ended June 30, 2014	Six months ended June 30, 2013
Cost of sales as a % of net sales, excluding non-cash adjustments related to hedging	99.9%	92.9%
Unrealized non-cash adjustments related to hedging (in millions)	$2.3	$(0.5)
The cost of zinc material and other products sold for the six months ended June 30, 2014, decreased $11.1 million, or 8.5%, to $118.9 million, compared to $130.0 million for the six months ended June 30, 2013.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease related to elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(42.7)
Volume decrease due to other zinc products at Monaca (excluding zinc oxide)	(5.5)
Increase in cost of products shipped (excluding zinc oxide)	11.1
Cost of sales relating to WOX and zinc calcine products produced	24.4
Increase in recycling and other costs	1.6
Total change in Horsehead cost of zinc metal and other products sold	$(11.1)

•
The cost of zinc material includes LCM inventory adjustments of $1.1 million for the six months ended June 30, 2014 and $1.6 million for the six months ended June 30, 2013. The LCM adjustments were the result of the low LME zinc price, increased production costs in 2014, at the Monaca facility, as the plant operated at inefficient levels during the final weeks of operation and the incurrence of higher than normal production costs in 2014 at Mooresboro, as the new zinc facility operated at inefficient levels during startup.

Conversion costs for the Monaca facility decreased $35.7 million or 32.2% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

Change in Horsehead conversion costs	(in millions)
Labor	$(11.8)
Coke	(8.6)
Maintenance related costs	(5.0)
Supplies	(4.9)
Utilities	(4.3)
Other	(1.1)
Total change in Horsehead conversion costs	$(35.7)

•
Conversion costs at the Monaca, Pennsylvania facility reflect 53.5% decrease in production levels. Production decreased due to the elimination of zinc oxide production at the end of 2013 and the permanent closure of the Monaca smelter at the end of April 2014.

The cost of EAF dust services decreased $2.5 million, or 13.5% to $16.0 million for the six months ended June 30, 2014, compared to $18.5 million for the six months ended June 30, 2013.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in transportation costs	$(1.1)
Decrease in volume	(1.4)
Total change in Horsehead cost of EAF dust services	$(2.5)

•	EAF dust tons processed decreased 11.2% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Income (loss) before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Six months ended June 30, 2014	Six months ended June 30, 2013
Loss before taxes	$(15.4)	$(9.3)
Unrealized non-cash adjustments related to hedging	2.3	(0.5)
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(17.7)	$(8.8)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $32.3 million, or 79.8%, to $72.8 million for the six months ended June 30, 2014, compared to $40.5 million for the six months ended June 30, 2013.

Change in Zochem net sales	(in millions)
Higher shipment volume	$32.1
Increase in price realization	0.2
Total change in Zochem net sales	$32.3

•
Higher shipment volume as a result of the capacity expansion, as the seventh and final furnace was put into production during the second quarter of 2014 and closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transition of customers to Zochem in 2014.

•	The average LME zinc price was 5.9% higher for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.

•	Non-cash adjustments related to hedging activities were not material for both the six months ended June 30, 2014 and the six months ended June 30, 2013.

Cost of sales (excluding depreciation and amortization).

Cost of sales increased $29.2 million, or 83.4%, to $64.2 million for the six months ended June 30, 2014, compared to $35.0 million for the six months ended June 30, 2013. The increase resulted primarily from volume as shipments increased approximately 79% for the six months ended June 30, 2014 compared to the six months ended June 30, 2013.
Income before income taxes.
For the reasons stated above, income before income taxes was $6.8 million for the six months ended June 30, 2014, compared to $4.1 million for the six months ended June 30, 2013.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $0.2 million, or 0.7%, to $27.9 million for the six months ended June 30, 2014, compared to $28.1 million for the six months ended June 30, 2013.

Change in INMETCO net sales	(in millions)
Decrease in price realization	$(0.3)
Increase in shipment volume	1.2
Sale of future bankruptcy claim rights received in 2013	(0.8)
Other and miscellaneous sales	(0.3)
Total change in INMETCO net sales	$(0.2)

•	Net sales for the six months ended June 30, 2013 include $0.8 million received from the sale to a third party for any rights for future bankruptcy claims against MF Global.

•
Hedging activities related to nickel resulted in an unfavorable non-cash adjustment of $1.7 million for the six months ended June 30, 2014, compared with a favorable non-cash adjustment of $0.8 million for the six months ended June 30, 2013.

Cost of sales (excluding depreciation and amortization).
Cost of sales increased $0.6 million, or 3.6%, to $17.1 million for the six months ended June 30, 2014, compared to $16.5 million for the six months ended June 30, 2013.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(2.9)
Higher shipment volume	1.2
Net insurance benefit recorded during the three months ended June 30, 2013	2.3
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$0.6

•
Lower maintenance costs, lower raw material costs and cost reductions associated with the idling of the cadmium recovery facility in December 2013 were the primary reasons for the reduction in the cost of product shipped.

•	Cost of sales for the six months ended June 30, 2013 included a net insurance benefit related to the October 2012 fire at the INMETCO facility.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income (loss) before taxes (in millions)	Six months ended June 30, 2014	Six months ended June 30, 2013
Income before taxes	$5.4	$9.0
Unrealized non-cash adjustments related to hedging	(1.7)	0.8
Net insurance benefit	—	2.3
Income before taxes excluding unrealized non-cash adjustments related to hedging and net insurance benefit	$7.1	$5.9

Liquidity and Capital Resources

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Senior Secured Notes offering, we amended our Revolving Credit Facility (as amended, the "ABL Facility") to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. On June 30, 2014, we entered into the Fourth Amendment which increased our advance rates on borrowings under the agreement. We had $19.2 million in outstanding borrowings on the ABL Facility as of June 30, 2014. We had no availability remaining on this facility at June 30, 2014.
On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of June 30, 2014, we had $20.7 million in outstanding borrowings on this facility.
On December 21, 2012, Zochem entered into a $15.0 million CAD Zochem Facility. We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its production capacity expansion which completed construction during the first quarter of 2014. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million 2014 Zochem Facility. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility. We had $19.5 million in outstanding borrowings on this facility as of June 30, 2014. We had no availability remaining at June 30, 2014 on this facility.
On June 3, 2013, we completed the sale to certain purchasers of an additional $20.0 million in aggregate principal amount of Additional Notes at an issue price of 106.5% of the principal amount of the Additional Notes. The Additional Notes were issued at an effective interest rate of 8.6%.
On June 24, 2013, INMETCO entered into the INMETCO Facility. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into this facility to support working capital requirements and for general corporate purposes. On March 31, 2014, the Company entered into the First Amendment to the Credit Agreement which amended certain provisions of the Credit Agreement including the increase of the maximum advances allowed to $20.0 million. We had $20.0 million in outstanding borrowings on this facility as of June 30, 2014. We had no availability remaining on this facility at June 30, 2014.
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

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par. The Unsecured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act of 1933, as amended. The Unsecured Notes mature on June 1, 2017. The Unsecured Notes are a new issue of notes that will pay interest semiannually at a rate of 9.00% per annum, beginning on December 1, 2014.

On July 29, 2014, we also completed the sale of an additional $10.0 million aggregate principal amount of our 10.50% Senior Secured Notes due 2017, at an issue price of 113.00% of par. The 2014 Senior Secured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. The 2014 Senior Secured Notes were issued as additional notes under the indenture dated July 26, 2012 and will pay interest semiannually at a rate of 10.50% per annum. At July 29, 2014, there is an aggregate of $205.0 million of Senior Secured Notes outstanding.

The two financings completed on July 29, 2014 more than offset the reduction in availability under our $60.0 million ABL facility as the liquidation of inventory and receivables from the shutdown of the Monaca operation reduced the borrowing base. The borrowing base is expected to be restored once the Mooresboro facility is fully ramped up.

Construction of our new zinc production facilities in Mooresboro has been substantially completed.  We expect the ramp-up to substantially full zinc production to take about six months. Construction of the co-product recovery circuit designed to recover lead and silver is mechanically complete, commissioning has started and is expected to occur for the next few weeks before metal concentrate production begins.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of (i) our cash balance of approximately $53.1 million at June 30, 2014, which includes the remaining proceeds from drawdowns on our credit facilities and net proceeds from our public offering completed on October 30, 2013 (ii) our availability as of June 30, 2014 of $2.8 million under our credit agreement (iii) our cost reduction initiatives and our expected cash generated from operations and (iv) the net proceeds of $49.8 million from the issuance on July 29, 2014 of unsecured and secured notes will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the final construction payments for the new zinc facility and our capital needs based on the expected ramp up to full production, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.
Cash and Cash Equivalents
Our balance of cash and cash equivalents at June 30, 2014 was $53.1 million, a decrease of $83.2 million from the December 31, 2013 balance of $136.3 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations used a net $2.5 million in cash for the six months ended June 30, 2014. A decrease in the total inventory balance was offset by a decrease in the total accounts payable balance.
Our investment in working capital was $34.3 million at June 30, 2014 and $114.3 million at December 31, 2013. The decrease in working capital was primarily due to a decrease in cash during the six months ended June 30, 2014, related to capital expenditures for the new zinc facility.
Cash Flows from Investing Activities
Capital expenditures were $82.9 million for the six months ended June 30, 2014, of which approximately $72 million related to the construction of the new zinc facility.
Cash Flows from Financing Activities
Cash provided by financing activities totaled $2.2 million. Borrowings of $0.8 million on the Credit Agreement were offset by payments on the Credit Agreement of $1.4 million. During the six months ended June 30, 2014, we borrowed $23.8 million on our credit facilities and repaid $21.7 million. We also received proceeds of $0.9 million from the exercise of stock options.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of June 30, 2014, we had letters of credit outstanding in the amount of $10.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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
Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we currently utilize five different brokers for our hedging program.

Interest Rate Risk
We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011(as amended), our $25.8 million Credit Agreement entered into on November 14, 2012, our $20.0 million 2014 Zochem Facility entered into on April 29, 2014 and our $20.0 million INMETCO Facility entered into on June 24, 2013 (as amended on March 31, 2014), all of which bear interest at variable rates. Assuming that the three credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

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
During the first quarter of 2013, we purchased zinc put options with an $0.85 per pound strike price, for the first quarter of 2014, at a cost of $0.8 million. These put options cover approximately 13,200 tons of zinc production and were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction and start-up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to zinc fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These zinc fixed price swaps were also transacted without any payment by us. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we also continued to have put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
During the first quarter of 2014, we added zinc fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter.
We paid a total of $1.0 million as a result of the settlement of zinc fixed price swaps during the first six months of 2014.
In late July and early August 2014, we added zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.
The 2014 and 2013 put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for the first six months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014. The average LME monthly zinc price for three of the six months in the period ended June 30, 2013 was lower than the strike price for the contracts and the Company received a total of $831 during the six months ended June 30, 2013.
As of June 30, 2014, we did not have any put options in place.
The swaps are included in “Prepaid expenses and other current assets” and "Accrued expenses" in our consolidated financial statements.

At December 31, 2013, we were party to raw material supply agreements through 2014. The agreements require us to purchase 39,000 tons for 2014 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2013 average LME zinc price, this purchase commitment was estimated to be approximately $77 million for 2014.
Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the six months ended June 30, 2014.
Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")) are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ending June 30, 2014, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

4.1
Indenture, dated as of July 29, 2014, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report filed on Form 8-K on July 30, 2014)

4.2
Supplemental Indenture, dated as of July 29, 2014, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report filed on Form 8-K on July 30, 2014)

10.1
Fourth Amendment to Revolving Credit and Security Agreement, dated as of June 30, 2014, by and among Horsehead Corporation, Horsehead Metal Products, Inc. and Horsehead Zinc Powders, LLC (collectively the “Borrower”), Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Corp., as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report filed on Form 8-K on June 30, 2014)

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on August 6, 2014.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	August 6, 2014
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	August 6, 2014
Robert D. Scherich