Form 10-Q
period 2014-09-30
Horsehead Holding Corp
filed 2014-11-10
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 7, 2014 was 50,718,790.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our ability to complete the ramp up of our new zinc facility; our ability to realize the projected benefits from the new zinc facility once fully operational; our ability to implement our business strategy successfully; the cyclical nature of the metals industry; the state of the credit and financial markets; decreases in the prices of zinc and nickel-based products; competition from global zinc and nickel manufacturers; long term declines in demand of zinc and nickel products due to competing technologies or materials; our ability to meet our capital needs through cash flow generation and the availability of financing; our ability to service our debt; our ability to integrate acquired businesses; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; fluctuations in the costs or availability of our energy or raw material supplies; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; the effect of litigation related to worker safety or employment laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our substantial indebtedness and limitations in our debt documents.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, which was filed with the SEC on March 13, 2014, for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2014 (Unaudited) and December 31, 2013
(Amounts in thousands, except per share amounts)

	September 30, 2014	December 31, 2013
ASSETS
Current assets
Cash and cash equivalents	$72,167	$136,327
Accounts receivable, net of allowance of $453 and $554, respectively	59,716	58,649
Inventories, net	46,189	69,576
Prepaid expenses and other current assets	13,038	5,264
Deferred income taxes	6,671	6,337
Total current assets	197,781	276,153
Property, plant and equipment, net	806,043	708,250
Other assets
Intangible assets, net	10,394	11,268
Deferred finance costs and other	10,121	9,641
Total other assets	20,515	20,909
Total assets	$1,024,339	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$2,998	$2,870
Accounts payable	85,281	114,191
Accrued expenses	45,780	44,758
Total current liabilities	134,059	161,819
Long-term debt, less current maturities	408,337	354,768
Other long-term liabilities	18,913	17,787
Deferred income taxes	25,020	26,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 50,719 and 50,437 shares issued and outstanding in 2014 and 2013, respectively	507	504
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	313,464	308,825
Retained earnings	119,432	130,833
Accumulated other comprehensive income	655	667
Total stockholders’ equity before noncontrolling interest	434,058	440,829
Noncontrolling interest	3,952	4,065
Total stockholders’ equity	438,010	444,894
Total liabilities and stockholders’ equity	$1,024,339	$1,005,312
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2014 and 2013
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales of zinc material and other goods	$85,474	$86,021	$275,794	$263,814
Net sales of nickel-based material and other services	14,571	12,192	40,740	41,119
EAF dust service fees	10,933	11,378	30,773	33,376
Net sales	110,978	109,591	347,307	338,309
Cost of sales of zinc material and other goods	87,013	85,415	269,861	250,429
Cost of sales of nickel-based material and other services	7,807	8,782	24,848	27,661
Cost of EAF dust services	9,386	8,558	25,367	27,106
Restructuring expenses	—	—	205	—
Insurance claim income	—	—	—	(2,450)
Cost of sales (excluding depreciation and amortization)	104,206	102,755	320,281	302,746
Depreciation and amortization	10,528	7,123	23,496	21,574
Selling, general and administrative expenses	5,665	5,343	17,790	16,879
Total costs and expenses	120,399	115,221	361,567	341,199
Loss from operations	(9,421)	(5,630)	(14,260)	(2,890)
Other income (expense)
Interest expense	(8,968)	(487)	(12,502)	(2,007)
Interest and other income	4,144	418	6,911	2,290
Total other income (expense)	(4,824)	(69)	(5,591)	283
Loss before income taxes	(14,245)	(5,699)	(19,851)	(2,607)
Income tax benefit	(7,235)	(2,184)	(8,450)	(1,092)
NET LOSS	$(7,010)	$(3,515)	$(11,401)	$(1,515)
Loss per common share:
Basic	$(0.14)	$(0.08)	$(0.23)	$(0.03)
Diluted	$(0.14)	$(0.08)	$(0.23)	$(0.03)
Weighted average shares outstanding:
Basic	50,715	44,109	50,670	44,077
Diluted	50,715	44,109	50,670	44,077
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2014 and 2013
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net loss	$(7,010)	$(3,515)	$(11,401)	$(1,515)
Other comprehensive loss, net of tax:
Net pension liability adjustment	(3)	—	(12)	—
Comprehensive loss	$(7,013)	$(3,515)	$(11,413)	$(1,515)
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2014
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2013	50,437	$504	$308,825	$130,833	$667	$4,065	$444,894
Restricted stock vesting	209	2	(2)	—	—	—	—
Stock compensation expense	—	—	3,584	—	—	—	3,584
Stock option exercise	73	1	940	—	—	—	941
Net tax benefit of equity award vesting	—	—	800	—	—	—	800
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Restricted stock withheld for taxes	—	—	(683)	—	—	—	(683)
Comprehensive loss, net of tax	—	—	—	(11,401)	(12)	—	(11,413)
Balance at September 30, 2014	50,719	$507	$313,464	$119,432	$655	$3,952	$438,010
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2014 and 2013
(Unaudited)
(Amounts in thousands)

	2014	2013
Cash Flows from Operating Activities:
Net loss	$(11,401)	$(1,515)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	23,496	21,574
Gain on insurance recovery related to fixed assets	—	(1,791)
Deferred income tax benefit	(1,358)	(1,451)
Accretion on debt	2,851	2,792
Accretion on ESOI liabilities	322	333
Amortization of deferred finance costs	1,963	1,780
Losses on writedown or disposal of assets	1,037	131
(Gains) losses on derivative financial instruments	(1,692)	986
Lower of cost or market adjustment to inventories	1,590	2,893
Non-cash compensation expense	3,584	2,787
Capitalization of interest	(14,145)	(21,533)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(1,032)	(6,691)
Decrease (increase) in inventories, net	21,341	(4,752)
(Increase) decrease in prepaid expenses and other current assets	(7,427)	2,240
(Increase) in deferred finance costs and other	(693)	(97)
(Decrease) increase in accounts payable	(28,910)	18,948
Increase in accrued expenses	2,332	5,402
Increase in other long-term liabilities	454	1,454
Net cash (used in) provided by operating activities	(7,688)	23,490
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(106,488)	(234,230)
Insurance proceeds related to fixed assets	—	1,791
Net cash used in investing activities	(106,488)	(232,439)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	21,300
Distributions to noncontrolling interest equity holders	(113)	(114)
Borrowings on the Credit Facilities	30,224	68,500
Repayments on the Credit Facilities	(29,724)	(13,500)
Debt issuance costs	(1,775)	(524)
Borrowings on the Credit Agreement	1,172	10,603
Repayments on the Credit Agreement	(2,126)	(1,185)
Proceeds from the exercise of stock options	941	—
Tax effect of share based compensation award exercise and vesting	800	185
Restricted stock withheld for taxes	(683)	(411)
Net cash provided by financing activities	50,016	84,854
Net decrease in cash and cash equivalents	(64,160)	(124,095)
Cash and cash equivalents at beginning of period	136,327	244,119
Cash and cash equivalents at end of period	$72,167	$120,024

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION
The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2014. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
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

On September 30, 2014, Horsehead Metal Products, Inc. was converted to a North Carolina limited liability company "Horsehead Metal Products, LLC", and The International Metals Reclamation Company, Inc. was converted to a Delaware limited liability company "The International Metals Reclamation Company, LLC".
Significant Accounting Policies - Update

Investment in Joint Venture
Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the Company's level of ownership, ability to exercise significant influence over the operating and financial policies of the investee and whether the Company is determined to be the primary beneficiary of a variable interest in an entity.
In December 2013, Horsehead Metal Products ("HMP") entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the new zinc facility. The majority of the feedstock for the new zinc facility will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die casters and other users of zinc metal. The ThirtyOx facility became operational in August 2014. HMP's anticipated investment in ThirtyOx is expected to be less than $2.0 million.
ThirtyOx was determined to be a variable interest entity as their significant activities are directed by a management agreement and not the equity group. HMP has determined that they are not the primary beneficiary of the variable interest. HMP accounts for its investment in ThirtyOx utilizing the equity method of accounting as they do not own over 50% and are not able to exercise significant influence over the joint venture. HMP has recorded their cash contributions to ThirtyOx as an investment which is increased or decreased by their respective share of ThirtyOx pretax income or loss.
The Company has determined that HMP's interest in ThirtyOx is not individually significant to its consolidated balance sheet and income statement and therefore they are not required to provide additional disclosures regarding their involvement with this joint venture.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted under generally accepted accounting principles ("GAAP"). Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards. Currently, the adoption of this guidance does not have any impact on the Company's financial position and results of operations.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. The ASU is effective for public entities for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted under GAAP and retrospective application is permitted, but not required. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter, with early application permitted. The Company does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.
There have been no other recently issued accounting updates that had a material impact on the Company’s Interim Financial Statements.

NOTE B—ACQUISITION OF BUSINESS
On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powder LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed Horsehead Zinc Powders, LLC. ("HZP"). The Company was MZP's long-term supplier of Special Special High Grade zinc metal used in their production process. The estimated purchase price was $1,101, which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration consisted of a per ton fee based on tons shipped for a period of time up to a maximum of $1,500.
The first two payments related to the contingent consideration were made in 2013. Based upon a decrease in expected production, however, the contingent consideration was reduced by $257 in 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014. As a result, the contingent consideration was reduced by an additional $88 during the nine months ended September 30, 2014. This adjustment was recorded in Interest and other income in the Consolidated Statements of Operations. The final payment under the contingent consideration was made in October 2014.
On November 7, 2014, the Company announced that Shell Chemical LP ("Shell") had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation to purchase the site of Horsehead Corporation’s facility located in Monaca, PA. This purchase agreement also includes the HZP facility site. No closing date has been established. See Footnote V - Subsequent Event for additional information.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE C - RESTRUCTURING EXPENSES

On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq. (the "WARN Act"), that a majority of its manufacturing operations at the plant located in Monaca, Pennsylvania would be permanently closed and shut down within several months of the notification date. The Company ceased the zinc oxide and high purity zinc metal refinery operations at the Monaca facility on December 23, 2013, and ceased production at the zinc smelter at the end of April 2014. In connection with these actions, the Company permanently terminated the employment of five hundred ten salaried and hourly positions.

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

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Accrual at December 31, 2013	7,682
Adjustments to previously recorded restructuring charges	146
Cash payments	(787)
Accrual at March 31, 2014	7,041
Adjustments to previously recorded restructuring charges	59
Cash payments	(5,123)
Accrual at June 30, 2014	1,977
Cash payments	(1,236)
Accrual at September 30, 2014	$741

The remaining cash expenditures of $741 related to the severance and other employee-related costs are expected to be paid by the end of 2014.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability is incurred. The Company expects to incur $1,700 during 2014 in exit and disposal costs related to the closing of the Monaca, Pennsylvania facility and incurred approximately $1,000 of these costs during the first nine months of 2014.
NOTE D—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Cash in bank	$71,950	$136,110
Money market demand account	217	217
	$72,167	$136,327
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both September 30, 2014 and December 31, 2013. The Company carries deposits in excess of federally insured amounts. At September 30, 2014, the Company had $9,607 in cash held at foreign institutions. The Company does not believe that it is exposed to significant concentration of credit risk.
The money market demand account carried an interest rate of 0.20% on September 30, 2014 and December 31, 2013. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE E—INVENTORIES
Inventories consisted of the following at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Raw materials	$14,768	$12,053
Work-in-process	3,213	5,120
Finished goods	15,472	40,468
Supplies and spare parts	12,736	11,935
	$46,189	$69,576
Inventories were net of reserves for slow moving inventory of $5,572 and $6,164 at September 30, 2014 and December 31, 2013, respectively.
The Company recorded $445 and $1,590 in lower of cost or market ("LCM") adjustments to its finished goods inventories during the three and nine months ended September 30, 2014, respectively. The Company recorded LCM adjustments of $1,266 and $2,893 to its finished goods inventories during the three and nine months ended September 30, 2013, respectively, and recorded total LCM adjustments to its finished goods inventories of $3,739 during 2013. The 2014 and 2013 LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price, increased production costs in 2014 at the Monaca facility as the plant operated at inefficient levels during the final weeks of operation and the incurrence of higher than normal production costs in 2014 at the new zinc facility in Mooresboro, North Carolina ("new zinc facility") which operated at inefficient levels during startup.
NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Refundable income taxes	$10,378	$2,017
Prepaid hedge contracts	538	191
Other	2,122	3,056
	$13,038	$5,264
See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.
NOTE G—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Land and land improvements	$46,510	$21,879
Buildings and building improvements	69,688	27,758
Machinery and equipment	744,718	196,760
Construction in progress	52,358	546,519
	913,274	792,916
Less accumulated depreciation	(107,231)	(84,666)
	$806,043	$708,250
The Company capitalized $594 and $14,146 of interest expense during the three and nine months ended September 30, 2014, respectively, and capitalized $7,721 and $21,534 during the three and nine months ended September 30, 2013, respectively. The interest expense capitalized related to the construction of the new zinc facility in Mooresboro, North Carolina. The first phase of construction of the new zinc facility was completed during the second quarter of 2014 and reclassed out of construction in

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

progress and into the appropriate property, plant and equipment categories. Through September 30, 2014, the Company has capitalized a total of $54,645 of interest expense related to the new zinc facility.

During 2011, the Company recorded an initial impairment charge of $9,797 related to its Monaca, Pennsylvania facility, to adjust the net book value of the assets for the partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant in North Carolina.

During 2012, the Company recorded total impairment charges of $25,305 based on the entering into and subsequent extension of an option agreement with Shell to purchase its Monaca, Pennsylvania site, its intent to close the zinc oxide refinery production capacity at that site when the smelting operation is closed, the continuation of the construction of the new zinc facility and the determination that the power plant, which had been idled since September 2011, would not be restarted.

On June 28, 2013, Shell extended its option until January 2014. Based upon this extension, the Company evaluated the carrying values of these assets and no impairment charge was recorded. On October 31, 2013, the Company notified various related parties, as required by the WARN Act that a majority of Horsehead Corporation's manufacturing operations at its Monaca, Pennsylvania facility would be permanently closed and shut down within several months of the notification date. Based upon this notice, the Company recorded an impairment charge of $9,349 during the fourth quarter of 2013 related to its Monaca facility. The Company recorded total impairment charges of $44,451 related to the Monaca facility. The net book value of the remaining assets of the Monaca, Pennsylvania facility was approximately $5,000 at December 31, 2013 and no additional impairment will be recorded related to the Monaca facility.

The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge.

On November 7, 2014, the Company announced that Shell had exercised its option under the Amended and Restated Option and Purchase Agreement. No closing date has been established. See Footnote V - Subsequent Event for additional information.

NOTE H— DEFERRED FINANCE COSTS AND OTHER
Deferred finance costs and other at September 30, 2014 and December 31, 2013 consisted of the following:

	September 30, 2014	December 31, 2013
Deferred finance costs	$8,715	$8,903
Other	1,406	738
	$10,121	$9,641
See Note I – Long Term Debt for additional information regarding deferred finance costs.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE I—LONG –TERM DEBT
Long-term debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	88,511	85,814
10.50% Senior Secured Notes due June 2017, net of debt premium	205,194	193,734
9.00% Senior Unsecured Notes due July 2017	40,000	—
ABL Facility, interest payable at variable rates	17,600	31,500
Zochem Credit Facility, interest payable at variable rates	19,400	10,000
INMETCO Credit Facility, interest payable at variable rates	20,000	15,000
Credit Agreement, interest payable at variable rates	20,375	21,335
	411,335	357,638
Less portion currently payable	2,998	2,870
	$408,337	$354,768

Convertible Senior Notes
On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company used the proceeds from the offering for the initial stages of construction for the new zinc facility and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.
The Convertible Notes pay interest semi-annually in arrears on July 1 and January 1 of each year at a rate of 3.80% per annum and mature on July 1, 2017. The Convertible Notes are convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of 0.0666667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes (approximately 6,666.67 underlying shares), which is equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both.
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
In accordance with the guidance under ASC 815-15 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability component of the Convertible Notes was calculated to be $78,174 and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

$8,805, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the bonds using the interest method as required by ASC 835-30 Imputation of Interest.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended September 30, 2014 and 2013. The Company recognized interest expense of $345 during both the nine months ended September 30, 2014 and 2013. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three and nine months ended September 30, 2014, the Company recognized $1,868 and $5,546, respectively, in interest expense related to the Convertible Notes. During the three and nine months ended September 30, 2013, the Company recognized $1,793 and $5,327 in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $88,511 with an unamortized discount of $11,489 at September 30, 2014. The carrying amount of the Convertible Notes was $85,814 with an unamortized discount of $14,186 at December 31, 2013. The carrying amount of the equity component was $6,322 and $8,028 at September 30, 2014 and December 31, 2013, respectively. The accumulated accretion related to the equity component was $6,699 and $4,993 at September 30, 2014 and December 31, 2013, respectively. The fair value of the Convertible Notes was estimated to be approximately $128,000 and $127,000 at September 30, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.
Revolving Credit and Security Agreement (as amended, the “ABL Facility”)
On September 28, 2011, the Company’s subsidiary Horsehead Corporation (“Horsehead”) entered into an ABL Facility, as borrower, with PNC Bank, as agent and lender, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.
On July 26, 2012, the Company amended its ABL Facility to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, are required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis. On October 24, 2012, The Company amended its ABL Facility to add HMP as an additional guarantor and to transfer certain assets from Horsehead to HMP. On December 24, 2013, the Company entered into an amendment to add HZP as an additional borrower and convert HMP from a guarantor to a borrower.
The ABL Facility provides for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, or (b) the sum of certain portions of eligible accounts receivable and eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 is available to Horsehead for the issuance of letters of credit, which reduces availability under the ABL Facility.
On June 30, 2014, the Company amended certain provisions of the ABL Facility including increasing the advance rates on receivables and inventory through April 1, 2015 (the"Availability Period") to provide up to a maximum additional available amount of $10,000. In addition, the interest spread on revolving advances, letters of credit and unused line fees were increased during the Availability Period as described below. On September 22, 2014, we entered into a further amendment, which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. The total aggregate principal amount allowed under the ABL facility, however, remains at $60,000.
At September 30, 2014, the Company had $9,712 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At September 30, 2014, there were $17,600

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

in outstanding borrowings and no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at September 30, 2014.
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
The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2014.
The Company incurred total issuance costs of $590 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $37 and $82 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2014, respectively. Interest expense of $24 and $67 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2013.
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

On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20,000 in aggregate principal amount of its Secured Notes (the “2013 Additional Notes”) at an issue price of 106.5% of the principal amount of the 2013 Additional Notes plus accrued interest from June 1, 2013, in a private placement to qualified institutional buyers not registered under the Securities Act. The Company received net proceeds of $20,955 after deducting approximately $345 in issuance costs in connection with the offering. The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

On July 29, 2014, the Company completed the sale of an additional $10,000 aggregate principal amount of the Company’s 10.50% Senior Secured Notes due 2017 (the “2014 Additional Notes”), at an issue price of 113.00% of par. The 2014 Additional Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. The Company received net proceeds of $10,976 after deducting approximately $324 in issuance costs in connection with the offering.The Company recorded an initial debt carrying value of $11,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate 5.5%.
The Secured Notes, 2013 Additional Notes and 2014 Additional Notes (collectively, the "Senior Secured Notes") pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $5,307 and $15,697 for the three and nine months ended September 30, 2014, respectively, and $5,189 and $14,784 for the three and nine months ended September 30, 2013, respectively.

At September 30, 2014, there was an aggregate of $205,000 of Senior Secured Notes outstanding.
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
The Company may redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption. Prior to June 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes at a redemption price equal to 110.50%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings.
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the Indenture. The Company was in compliance with all covenants at September 30, 2014.
The carrying amount of the Senior Secured Notes was $205,194 with a net unamortized premium of $194 at September 30, 2014. The carrying amount of the Senior Secured Notes was $193,734 with a net unamortized discount of $1,266 at December 31, 2013. The fair value of the Senior Secured Notes was estimated to be approximately $234,000 and $214,000 at September 30, 2014 and December 31, 2013, respectively, per quotes obtained from active markets.
Costs of $8,401 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

expense of $442 and $1,285 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2014, respectively, and $423 and $1,229 during the three and nine months ended September 30, 2013, respectively.
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
The Credit Agreement provides for drawings thereunder to be repaid semiannually over a period ending on November 2022, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At September 30, 2014 and December 31, 2013, the Company had outstanding borrowings of $20,375 and $21,335, respectively, under the Credit Agreement. At September 30, 2014 and December 31, 2013, the current portion of amounts due under the Credit Agreement was $2,998 and $2,870, respectively.
Draws may be made under the Credit Agreement until March 2015. Principal and interest payments are due semiannually. The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest.
The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2014. Availability under the Credit Agreement was approximately $2,403 at September 30, 2014. The carrying amount of the debt approximated fair value at September 30, 2014.
The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $35 related to the amortization of deferred finance costs was recorded during both the three months ended September 30, 2014 and 2013. Interest expense of $106 related to the amortization of deferred finance costs was recorded during both the nine months ended September 30, 2014 and 2013.
Zochem Revolving Credit and Security Agreement
On December 21, 2012, Zochem entered into a Revolving Credit and Security Agreement (the “Zochem Facility”), as borrower, with PNC Bank, Canada Branch, as agent and lender. The Company also entered into the Zochem Facility as a guarantor of Zochem’s obligations. Zochem entered into the Zochem Facility to support liquidity during the construction of its recently completed production capacity expansion in Brampton, Ontario. On April 29, 2014, Zochem terminated the $15,000 CAD Zochem Facility and entered into, as borrower, a new $20,000 revolving credit facility (the "2014 Zochem Facility") with PNC Bank, as agent and lender. The Company also entered into the 2014 Zochem Facility as a guarantor of Zochem's obligations. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility.

The 2014 Zochem Facility provides for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. The aggregate amount of loans permitted to be made to Zochem under the 2014 Zochem Facility can not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 is available to Zochem for the issuance of letters of credit, which reduce availability under the 2014 Zochem Facility. Zochem’s obligations under the 2014 Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At September 30, 2014, the Company had $19,400 in outstanding borrowings under the 2014 Zochem Facility. There was no undrawn availability at September 30, 2014. The carrying amount of the debt approximated fair value at September 30, 2014.

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
The 2014 Zochem Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2014.
The Company incurred total issuance costs of $175 in connection with the Zochem Facility and 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the remaining term of the 2014 Zochem Facility. Interest expense of $15 and $38 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2014, respectively, and $8 and $23 during the three and nine months ended September 30, 2013, respectively.
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
The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $20,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At September 30, 2014, INMETCO had $20,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at September 30, 2014.

Borrowings under the INMETCO facility bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO pays unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and paid a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.
The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2014. The First Amendment to the Credit Agreement amended the minimum net worth requirement for the March and June 2014 quarters.
INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $13 and $38 related to the amortization of deferred finance costs was

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

recorded during the three and nine months ended September 30, 2014, respectively. Interest expense of $10 related to the amortization of deferred finance costs was recorded during both the three and nine months ended September 30, 2013, respectively.
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
The Unsecured Notes were issued pursuant to an indenture, dated as of July 29, 2014 (the “Unsecured Notes Indenture”), among the Company, the Guarantors and U.S. Bank National Association, as trustee. The Unsecured Notes pay interest at a rate of 9.00% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2014. The Unsecured Notes mature on June 1, 2017.
The Unsecured Notes are fully and unconditionally guaranteed, on a senior unsecured basis (other than as described below), by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The Unsecured Notes are the Company’s and the Guarantors’ senior unsecured obligations (other than as described below). The Unsecured Notes and the guarantees (i) rank equal in right of payment with the Company’s and the Guarantors’ senior indebtedness (other than as described below) (including indebtedness under the Company's Senior Secured Notes due 2017, the Convertible Notes due 2017, and the ABL facility, dated as of September 28, 2011, (as amended to the date hereof)); (ii) rank senior in right of payment with the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Unsecured Notes, (iii) with respect to the guarantee by INMETCO, such guarantee ranks junior in right of payment to the obligations of INMETCO under the Company’s Senior Secured Notes and the INMETCO Facility; and (iv) is effectively junior to the Company’s and the Guarantors’ obligations under the Senior Secured Notes, the ABL Facility, and the INMETCO Facility, to the extent of the value of the collateral securing such indebtedness.
The Company may redeem some or all of the Unsecured Notes, on or after June 1, 2016 at a redemption price equal to 104.50%, plus accrued and unpaid interest, if any, to the date of redemption. Prior to June 1, 2015, the Company may redeem up to 35% of the aggregate principal amount of the Unsecured Notes at a redemption price equal to 109.00%, plus accrued and unpaid interest, if any, to the date of redemption, with the net cash proceeds of certain equity offerings. In addition, the Company may, at its option, redeem some or all of the Unsecured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption.
The Unsecured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Unsecured Notes Indenture also provides for customary events of default. The Company was in compliance with all debt covenants as of September 30, 2014.

Costs of $1,207 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Unsecured Notes. The Company recognized interest expense of $71 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2014.
The fair value of the Unsecured Notes was estimated to be approximately $39,200 at September 30, 2014 per quotes obtained from active markets.
Other
At September 30, 2014, the Company had $10,089 of letters of credit outstanding under the ABL Facility and 2014 Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. At December 31, 2013, the Company had $10,109 of letters of credit outstanding under the ABL Facility and Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both September 30, 2014 and December 31, 2013.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE J—ACCRUED EXPENSES
Accrued expenses at September 30, 2014 and December 31, 2013 consisted of the following.

	September 30, 2014	December 31, 2013
Employee related costs	$5,524	$9,165
EAF dust processing reserve	4,832	2,395
Workers’ compensation insurance claim liabilities	1,800	1,800
Unearned tolling revenue	2,939	2,616
Accrued electric	759	4,189
Accrued interest	9,063	4,136
Unearned contractual services	7,500	—
Restructuring accrual	741	7,682
Other	12,622	12,775
	$45,780	$44,758

NOTE K—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at September 30, 2014 and December 31, 2013 consisted of the following.

	September 30, 2014	December 31, 2013
Environmental obligations	$620	$644
Insurance claim liabilities	7,876	7,195
Asset retirement obligations	4,691	4,452
Deferred purchase price obligation	4,312	3,988
Other	1,414	1,508
	$18,913	$17,787

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
Net periodic benefit costs related to the plan for the three and nine months ended September 30, 2014, were $31 and $93, respectively. Net periodic benefit costs related to the plan for the three and nine months September 30, 2013, were $50 and $147, respectively.
Net periodic benefit costs for the three and nine months ended September 30, 2014 and 2013 were:

	Three months ended September 30, 2014	Three months ended September 30, 2013
Components of net periodic benefit cost:
Service Cost	$60	$64
Interest Cost	56	54
Expected return on plan assets	(79)	(69)
Losses	(6)	1
Net periodic benefit cost	$31	$50

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Components of net periodic benefit cost:
Service Cost	$180	$191
Interest Cost	168	163
Expected return on plan assets	(237)	(208)
Losses	(18)	1
Net periodic benefit cost	$93	$147

During the three and nine months ended September 30, 2014, the Company made contributions in the amount of $26 and $127, respectively, to its defined benefit pension plans. The Company anticipates making $46 of additional contributions to fund its defined benefit pension plans during the remainder of 2014. During the three and nine months ended September 30, 2013, the Company made contributions of $46 and $146, respectively, to its defined benefit pension plans.
The Company’s hourly and salary pension plan assets of $5,203 at September 30, 2014 are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 2 of the fair value hierarchy.
NOTE M—INCOME TAXES
The Company’s effective tax rates were 50.8% and 42.6% for the three and nine months ended September 30, 2014, respectively. The Company's effective tax rates were 38.3% and 41.9% for the three and nine months ended September 30, 2013, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

The effective tax rate for the three months ended September 30, 2014 increased when compared to the three months ended September 30, 2014 due to higher than previously projected pretax losses.

The effective tax rate for the nine months ended September 30, 2014 increased when compared to the nine months ended September 30, 2014 due to the utilization of state net operating losses and the absence of a 2014 research and development credit due to the expiration of the credit during 2013.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income are as follows:

	September 30, 2014	December 31, 2013
Cumulative translation adjustments	$30	$30
Net pension adjustment	625	637
Accumulated other comprehensive income	$655	$667
NOTE O—SHARE-BASED COMPENSATION

In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which was amended and restated on June 11, 2007, and provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, were eligible for grants under the 2006 Plan. The 2006 Plan is administered by the compensation committee of the Company’s Board of Directors (the “Compensation Committee”).

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During the nine months ended September 30, 2014, 73 options were exercised and the Company received proceeds of $941 from the exercise of these options. At September 30, 2014, there were 583 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 2.3 years of remaining contractual life. The options outstanding under the 2006 Plan had $2,313 of intrinsic value at September 30, 2014. All compensation expense had been recognized as of March 31, 2012.

The Company had a total of 636 restricted stock units at a weighted average grant date fair value of $10.32 per unit outstanding under the 2006 Plan at December 31, 2013. During the nine months ended September 30, 2014, 214 restricted stock units vested having an intrinsic value of $3,553. At September 30, 2014, there were 422 restricted stock units outstanding and the remaining contractual life ranged from 0.33 years to 3.0 years. The related compensation expense for the three months ended September 30, 2014 and 2013 was $337 and $340, respectively. The related compensation expense for the nine months ended September 30, 2014 and 2013 was $1,065 and $1,356, respectively. Unrecognized compensation expense as of September 30, 2014 was $1,830.
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
The Company had a total of 376 restricted stock units at a weighted average grant date fair value of $15.10 per unit outstanding under the 2012 Plan at December 31, 2013. During the nine months ended September 30, 2014, the Company granted 130 service based restricted stock units with an average grant date fair value of $16.33 per unit. The restricted stock units vest over a one or five-year service period. During the nine months ended September 30, 2014, 36 restricted stock units vested having an intrinsic value of $605.
During the nine months ended September 30, 2014, the Company granted 107 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $31.15 per unit, as estimated by a third party on the date of grant,

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions were a risk free rate of 0.76%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The related compensation expense for all 2012 Plan restricted stock units for the three months ended September 30, 2014 and 2013 was $836 and $477, respectively. The related compensation expense for all 2012 Plan restricted stock units for the nine months ended September 30, 2014 and 2013 was $2,517 and $1,434, respectively. The remaining contractual life ranged from 0.25 years to 4.6 years. Unrecognized compensation expense as of September 30, 2014 was $6,712.

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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of September 30, 2014, the fixed portions of these contracts ranged from a monthly average of $0.89 to $1.06 per pound for zinc.
The Company has hedged approximately 2.4 tons of zinc with fixed-to-variable future swap contracts at September 30, 2014, all of which settle at various dates up to and including February 28, 2015.
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices nickel. As of September 30, 2014, the fixed portion of the nickel swap contracts ranged from a monthly average of $6.57 to $8.00 per pound.
The Company has hedged approximately 0.2 tons of nickel with variable-to-fixed future swap contracts at September 30, 2014, all of which settle at various dates up to and including December 31, 2014.
The Company paid cash of $109 and $676 from the settlement of zinc and nickel swap contracts for the three and nine months ended September 30, 2014, respectively. The Company received cash of $314 and $519 from the settlement of zinc and nickel swap contracts for the three and nine months ended September 30, 2013, respectively.
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
During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices declined below that level during the construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4.4 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5.0 tons per month of zinc production from October 2013 through March 2014 to zinc fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. In December

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

2013, the Company entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These zinc fixed price swaps were also transacted without any payment by the Company. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26.6 tons. The Company converted a portion of its put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, the Company had put options in place with a strike price of $0.85 per pound covering approximately 11.6 tons of zinc production for the first quarter of 2014.
The put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014. The average LME monthly zinc prices for five of the nine months in the period ended September 30, 2013 were lower than the strike price for the contracts and the Company received a total of $512 and $1,343 during the three and nine months ended September 30, 2013, respectively.
At September 30, 2014, the Company had no remaining put options in place.
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
The Company received cash of $535 but paid cash of $512 from the settlement of zinc fixed price swaps during the three and nine months ended September 30, 2014, respectively.
In October and early November 2014, the Company added zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6.6 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2014	Nine Months Ended September 30, 2013
Gains (losses) included in net sales:
Options	$—	$(2,926)	$(3)	$(2,189)
Swaps	1,517	2,054	507	2,551
Total gains (losses) resulting from hedging activities	$1,517	$(872)	$504	$362
The fair value of the swap contracts and put options as of September 30, 2014 and December 31, 2013 are listed in the table below.
Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	September 30, 2014	December 31, 2013
Options and swaps included in Prepaid expenses and other current assets.	$538	$191
Swaps included in Accrued expenses	$275	$1,585
The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on September 30, 2014 and December 31, 2013, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Company utilizes six different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.
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
The Company is party to various litigation, claims and disputes, including labor regulation claims and Occupational Safety and Health Act and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.
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
Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.
The information used to compute basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Basic loss per share:
Net loss	$(7,010)	$(3,515)	$(11,401)	$(1,515)
Weighted average shares outstanding – basic	50,715	44,109	50,670	44,077
Basic loss per share	$(0.14)	$(0.08)	$(0.23)	$(0.03)
Diluted loss per share:
Net loss	$(7,010)	$(3,515)	$(11,401)	$(1,515)
Weighted average shares outstanding – diluted	50,715	44,109	50,670	44,077
Diluted loss per share	$(0.14)	$(0.08)	$(0.23)	$(0.03)
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	50,715	44,109	50,670	44,077
Effect of dilutive securities:
Options	—	—	—	—
Convertible Notes	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding – diluted	50,715	44,109	50,670	44,077

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

	Exercise Price	Three months ended September 30,		Nine months ended September 30,
		2014	2013	2014	2013
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	584	655	584	655
Convertible Notes	$15.00	1,406	—	896	—
Restricted Stock Units		1,001	1,090	1,033	1,137
Total		2,991	1,745	2,513	1,792

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three and nine months ended September 30, 2014, the average share price was higher than the exercise price for the Convertible Notes, however, due to the net loss for the three and nine months ended September 30, 2014 no conversion spread was realized and no dilution assumed as the effect would have been antidilutive. During the three and nine months ended September 30, 2013, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.
NOTE S—SEGMENT INFORMATION
In anticipation of the April 2014 closure of the Monaca facility, the Company ceased production of zinc oxide at that facility on December 23, 2013. During 2014, the Company will only produce zinc oxide at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
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
The Company has recorded in the Corporate, eliminations and other column of the table below, eliminations related to the exclusion of revenue resulting primarily from EAF dust service fees charged by its Horsehead segment to its INMETCO segment, interest expense recorded on debt which is not allocated to its segments and selling, general and administrative expenses related to its corporate division.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The following table presents information regarding the Company’s new segment presentation:

Three months ended September 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$60,542	$36,174	$14,604	$(342)	$110,978
(Loss) income before income taxes	(15,174)	3,800	5,192	(8,063)	(14,245)

Three months ended September 30, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$78,572	$19,046	$12,228	$(255)	$109,591
(Loss) income before income taxes	(9,846)	2,244	1,960	(57)	(5,699)

Nine months ended September 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$198,632	$109,003	$40,810	$(1,138)	$347,307
(Loss) income before income taxes	(30,541)	10,596	10,553	(10,459)	(19,851)

Nine months ended September 30, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$238,888	$59,439	$41,222	$(1,240)	$338,309
(Loss) income before income taxes	(19,127)	6,381	11,005	(866)	(2,607)

September 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$747,042	$26,783	$32,218	$—	$806,043
Total assets	848,190	72,449	63,389	40,311	1,024,339
Capital expenditures for the nine months ended September 30, 2014	97,023	8,391	1,074	—	106,488

December 31, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$655,475	$19,429	$33,346	$—	$708,250
Total assets	788,281	55,060	73,989	87,982	1,005,312
Capital expenditures for the year ended December 31, 2013	297,968	11,059	2,771	—	311,798

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

NOTE U—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and fully and unconditionally guarantee, on a senior secured basis, the Company’s existing and future domestic restricted subsidiaries other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 9.4% of total assets at September 30, 2014, accounted for 31.4% of its consolidated revenues and $6,929 of consolidated net income for the nine months ended September 30, 2014. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries. The subsidiaries that serve as guarantors are 100% owned as defined in Rule 3-10(h) of Regulation S-X.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
September 30, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$34,564	$27,996	$9,607	$—	$72,167
Accounts receivable, net of allowance	—	38,555	21,367	(206)	59,716
Inventories, net	—	35,897	10,292	—	46,189
Prepaid expenses and other current assets	5	9,555	72	3,406	13,038
Deferred income taxes	—	6,648	18	5	6,671
Total current assets	34,569	118,651	41,356	3,205	197,781
Property, plant and equipment, net	—	751,695	54,348	—	806,043
Other assets
Intangible assets	—	10,281	113	—	10,394
Investment in and advances to subsidiaries	719,094	(584,488)	(654)	(133,952)	—
Deferred finance costs and other	21,807	2,423	639	(14,748)	10,121
Total other assets	740,901	(571,784)	98	(148,700)	20,515
Total assets	$775,470	$298,562	$95,802	$(145,495)	$1,024,339
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$2,998	$—	$—	$2,998
Accounts payable	—	73,976	11,511	(206)	85,281
Accrued expenses	8,586	30,731	2,973	3,490	45,780
Total current liabilities	8,586	107,705	14,484	3,284	134,059
Long-term debt, less current maturities	333,701	54,981	34,340	(14,685)	408,337
Other long-term liabilities	—	18,553	360	—	18,913
Deferred income taxes	—	23,778	1,242	—	25,020
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	—	507
Preferred stock	—	—	—	—	—
Additional paid-in capital	313,464	41,653	—	(41,653)	313,464
Retained earnings	119,212	47,940	44,721	(92,441)	119,432
Accumulated other comprehensive income	—	—	655	—	655
Total stockholders’ equity before noncontrolling interest	433,183	89,593	45,376	(134,094)	434,058
Noncontrolling interest	—	3,952	—	—	3,952
Total stockholders’ equity	433,183	93,545	45,376	(134,094)	438,010
Total liabilities and stockholders’ equity	$775,470	$298,562	$95,802	$(145,495)	$1,024,339

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$49,300	$36,174	$—	$85,474
Net sales of nickel-based material and other services	—	14,641	—	(70)	14,571
EAF dust service fees	—	12,001	—	(1,068)	10,933
Net sales	—	75,942	36,174	(1,138)	110,978
Cost of sales of zinc material and other goods	—	55,878	31,205	(70)	87,013
Cost of sales of nickel-based material and other services	—	8,875	—	(1,068)	7,807
Cost of EAF dust services	—	9,386	—	—	9,386
Cost of sales (excluding depreciation and amortization)	—	74,139	31,205	(1,138)	104,206
Depreciation and amortization	—	9,707	821	—	10,528
Selling, general and administrative expenses	445	4,668	552	—	5,665
Total costs and expenses	445	88,514	32,578	(1,138)	120,399
(Loss) income from operations	(445)	(12,572)	3,596	—	(9,421)
Equity in income (loss) of subsidiaries, net of taxes	1,076	—	—	(1,076)	—
Other income (expense)
Interest expense	(7,871)	(913)	(424)	240	(8,968)
Interest and other income	230	3,860	271	(217)	4,144
Total other income (expense)	(7,641)	2,947	(153)	23	(4,824)
(Loss) income before income taxes	(7,010)	(9,625)	3,443	(1,053)	(14,245)
Income tax (benefit) expense	—	(8,147)	912	—	(7,235)
NET (LOSS) INCOME	$(7,010)	$(1,478)	$2,531	$(1,053)	$(7,010)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$66,975	$19,046	$—	$86,021
Net sales of nickel-based material and other services	—	12,192	—	—	12,192
EAF dust service fees	—	11,378	—	—	11,378
Net sales	—	90,545	19,046	—	109,591
Cost of sales of zinc material and other goods	—	69,424	15,991	—	85,415
Cost of sales of nickel-based material and other services	—	8,782	—	—	8,782
Cost of EAF dust services	—	8,558	—	—	8,558
Cost of sales (excluding depreciation and amortization)	—	86,764	15,991	—	102,755
Depreciation and amortization	—	6,515	608	—	7,123
Selling, general and administrative expenses	306	4,399	638	—	5,343
Total costs and expenses	306	97,678	17,237	—	115,221
(Loss) income from operations	(306)	(7,133)	1,809	—	(5,630)
Equity in (loss) income of subsidiaries, net of taxes	(3,436)	—	—	3,436	—
Other income (expense)
Interest expense	(24)	(428)	(272)	237	(487)
Interest and other income	251	42	340	(215)	418
Total other income (expense)	227	(386)	68	22	(69)
(Loss) income before income taxes	(3,515)	(7,519)	1,877	3,458	(5,699)
Income tax (benefit) expense	—	(2,749)	565	—	(2,184)
NET (LOSS) INCOME	$(3,515)	$(4,770)	$1,312	$3,458	$(3,515)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$166,791	$109,003	$—	$275,794
Net sales of nickel-based material and other services	—	40,810	—	(70)	40,740
EAF dust service fees	—	31,841	—	(1,068)	30,773
Net sales	—	239,442	109,003	(1,138)	347,307
Cost of sales of zinc material and other goods	—	174,536	95,395	(70)	269,861
Cost of sales of nickel-based material and other services	—	25,916	—	(1,068)	24,848
Cost of EAF dust services	—	25,367	—	—	25,367
Restructuring accrual	—	205	—	—	205
Cost of sales (excluding depreciation and amortization)	—	226,024	95,395	(1,138)	320,281
Depreciation and amortization	—	21,309	2,187	—	23,496
Selling, general and administrative expenses	1,130	14,841	1,819	—	17,790
Total costs and expenses	1,130	262,174	99,401	(1,138)	361,567
(Loss) income from operations	(1,130)	(22,732)	9,602	—	(14,260)
Equity in (loss) income of subsidiaries, net of taxes	(878)	—	—	878	—
Other income (expense)
Interest expense	(10,108)	(1,998)	(1,112)	716	(12,502)
Interest and other income	715	5,810	1,038	(652)	6,911
Total other income (expense)	(9,393)	3,812	(74)	64	(5,591)
(Loss) income before income taxes	(11,401)	(18,920)	9,528	942	(19,851)
Income tax (benefit) provision	—	(11,049)	2,599	—	(8,450)
NET (LOSS) INCOME	$(11,401)	$(7,871)	$6,929	$942	$(11,401)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$204,788	$59,439	$(413)	$263,814
Net sales of nickel-based material and other services	—	41,119	—	—	41,119
EAF dust service fees	—	33,376	—	—	33,376
Net sales	—	279,283	59,439	(413)	338,309
Cost of sales of zinc material and other goods	—	199,900	50,942	(413)	250,429
Cost of sales of nickel-based material and other services	—	27,661	—	—	27,661
Cost of EAF dust services	—	27,106	—	—	27,106
Insurance claim income	—	(2,450)	—	—	(2,450)
Cost of sales (excluding depreciation and amortization)	—	252,217	50,942	(413)	302,746
Depreciation and amortization	—	19,847	1,727	—	21,574
Selling, general and administrative expenses	1,059	14,049	1,771	—	16,879
Total costs and expenses	1,059	286,113	54,440	(413)	341,199
(Loss) income from operations	(1,059)	(6,830)	4,999	—	(2,890)
Equity in (loss) income of subsidiaries, net of taxes	(584)	—	—	584	—
Other income (expense)
Interest expense	(699)	(1,207)	(818)	717	(2,007)
Interest and other income	827	996	1,119	(652)	2,290
Total other income (expense)	128	(211)	301	65	283
(Loss) income before income taxes	(1,515)	(7,041)	5,300	649	(2,607)
Income tax (benefit) provision	—	(2,716)	1,624	—	(1,092)
NET (LOSS) INCOME	$(1,515)	$(4,325)	$3,676	$649	$(1,515)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(7,010)	$(1,478)	$2,531	$(1,053)	$(7,010)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(3)	—	(3)
Comprehensive (loss) income	$(7,010)	$(1,478)	$2,528	$(1,053)	$(7,013)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(3,515)	$(4,770)	$1,312	$3,458	$(3,515)
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	—	—	—	—	—
Comprehensive (loss) income	$(3,515)	$(4,770)	$1,312	$3,458	$(3,515)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(11,401)	$(7,871)	$6,929	$942	$(11,401)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(12)	—	(12)
Comprehensive (loss) income	$(11,401)	$(7,871)	$6,917	$942	$(11,413)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(1,515)	$(4,325)	$3,676	$649	$(1,515)
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	—	—	—	—	—
Comprehensive (loss) income	$(1,515)	$(4,325)	$3,676	$649	$(1,515)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(11,401)	$(7,871)	$6,929	$942	$(11,401)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	21,308	2,188	—	23,496
Deferred income tax provision	—	(1,358)	—	—	(1,358)
Accretion on debt	2,851	—	—	—	2,851
Accretion on ESOI liabilities	—	322	—	—	322
Amortization of deferred finance costs	1,700	225	102	(64)	1,963
Losses on write down or disposal of assets	—	1,037	—	—	1,037
(Gains) on derivative financial instruments	—	(1,680)	(12)	—	(1,692)
Lower of cost or market adjustment to inventories	—	1,590	—	—	1,590
Non-cash compensation expense	279	3,305	—	—	3,584
Capitalization of interest	(13,498)	(647)	—	—	(14,145)
Equity (loss) in income of subsidiaries, net of taxes	878	—	—	(878)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	7,643	(8,452)	(223)	(1,032)
Decrease in inventories	—	16,607	4,734	—	21,341
Decrease (increase) in prepaid expenses and other current assets	3	985	(53)	(8,362)	(7,427)
Decrease (increase) in deferred finance costs and other	218	(719)	24	(216)	(693)
(Decrease) increase in accounts payable	—	(30,038)	906	222	(28,910)
Increase (decrease) in accrued expenses	4,980	(10,096)	(888)	8,336	2,332
Increase in long-term liabilities	—	211	—	243	454
Net cash (used in) provided by operating activities	(13,990)	824	5,478	—	(7,688)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(98,097)	(8,391)	—	(106,488)
Investment in and advance (to) from subsidiaries	(103,722)	108,512	(4,790)	—	—
Net cash (used in) provided by investing activities.	(103,722)	10,415	(13,181)	—	(106,488)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	—	—	—	51,300
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	20,650	9,574	—	30,224
Repayments on the Credit Facilities	—	(29,550)	(174)	—	(29,724)
Debt issuance costs	(1,531)	(171)	(73)	—	(1,775)
Borrowings on Credit Agreement	—	1,172	—	—	1,172
Repayments on the Credit Agreement	—	(2,126)	—	—	(2,126)
Proceeds from the exercise of stock options	941	—	—	—	941
Tax effect of share based compensation award exercise and vesting	800	—	—	—	800
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	50,827	(10,025)	9,214	—	50,016
Net (decrease) increase in cash and cash equivalents	(66,885)	1,214	1,511	—	(64,160)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$34,564	$27,996	$9,607	$—	$72,167

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2013

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(1,515)	$(4,325)	$3,676	$649	$(1,515)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	19,847	1,727	—	21,574
Gain on insurance recovery related to assets	—	(1,791)	—	—	(1,791)
Deferred income tax provision	—	(1,423)	(28)		(1,451)
Accretion on debt	2,792	—	—	—	2,792
Accretion on ESOI liabilities	—	333	—	—	333
Amortization of deferred finance costs	1,577	181	86	(64)	1,780
Losses on write down or disposal of assets	—	131	—	—	131
Losses on derivative financial instruments	—	964	22	—	986
Lower of cost or market adjustment to inventories	—	2,893	—	—	2,893
Non-cash compensation expense	285	2,502	—	—	2,787
Capitalization of interest	(21,011)	(522)	—	—	(21,533)
Equity (loss) in income of subsidiaries, net of taxes	584	—	—	(584)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(4,149)	(2,462)	(80)	(6,691)
(Increase) in inventories	—	(3,371)	(1,381)	—	(4,752)
Decrease (increase) in prepaid expenses and other current assets	27	4,424	(16)	(2,195)	2,240
Decrease (increase) in deferred finance costs and other	217	(96)	—	(218)	(97)
(Decrease) increase in accounts payable	(93)	16,466	2,495	80	18,948
Increase (decrease) in accrued expenses	4,282	(2,393)	1,101	2,412	5,402
Increase in long-term liabilities	—	1,422	32	—	1,454
Net cash (used in) provided by operating activities	(12,855)	31,093	5,252	—	23,490
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(226,955)	(7,275)	—	(234,230)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advance (to) from subsidiaries	(172,528)	172,922	(394)	—	—
Net cash used in investing activities.	(172,528)	(52,242)	(7,669)	—	(232,439)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	45,000	23,500	—	68,500
Repayments on the Credit Facilities	—	—	(13,500)	—	(13,500)
Debt issuance costs	(358)	(141)	(25)	—	(524)
Borrowings on Credit Agreement	—	10,603	—	—	10,603
Repayments on the Credit Agreement	—	(1,185)	—	—	(1,185)
Proceeds from the exercise of stock options	—	—	—	—	—
Tax effect of share based compensation award exercise and vesting	185	—	—	—	185
Restricted stock withheld for taxes	(411)	—	—	—	(411)
Net cash provided by financing activities	20,716	54,277	9,861	—	84,854
Net (decrease) increase in cash and cash equivalents	(164,667)	33,128	7,444	—	(124,095)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119
Cash and cash equivalents at end of period	$58,848	$49,105	$12,071	$—	$120,024

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE V—SUBSEQUENT EVENT

On November 7, 2014, the Company announced that Shell had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation to purchase the site of Horsehead Corporation’s facility located in Monaca, PA. No closing date has been established.

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

In anticipation of the April 2014 closure of our Monaca facility, we ceased production of zinc oxide at that facility on December 23, 2013. During 2014, we will only produce zinc oxide at our Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014. The Company now reports three segments, Horsehead, Zochem and INMETCO.

While we vary our raw material inputs, or feedstocks, based on cost and availability, products produced at our recently completed new zinc facility in Mooresboro, North Carolina and nickel-based products produced at our INMETCO facility use nearly 100% recycled materials, including, in the case of our zinc products, zinc recovered from our four EAF dust recycling operations located in four states. Our four EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates.

We produce zinc oxide at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
Strategic Investments
In September of 2011, we announced plans to construct a new zinc facility located in Mooresboro, North Carolina and first production at that facility began in May 2014. The new zinc facility will be capable of production in excess of 155,000 tons of zinc metal per year once fully operational, including Special High Grade (“SHG”) zinc and Continuous Galvanizing Grade zinc, in addition to the Prime Western ("PW") grade zinc that we produced at our Monaca facility until its permanent closure at the end of April 2014. The facility also enables us to potentially recover other marketable metals from waelz oxide (“WOX”) produced from EAF dust recycling. We believe the facility is capable of producing up to 175,000 tons of zinc metal per year without significant additional investment. The plant design relies upon sustainable manufacturing practices to produce zinc solely from recycled materials and use significantly less fossil fuel than our recently closed Monaca smelter.
The new zinc facility will convert WOX and other recycled materials into SHG zinc and other grades that sell at a premium to the PW grade that we currently offer. This allows us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility replaced our older smelter technology used at our Monaca facility and allows us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.

The new facility will significantly reduce our manufacturing conversion costs due to the lower energy cost, higher labor productivity, reduced operating maintenance costs and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine a portion of our WOX before it is fed to the smelter.

On May 21, 2014, we reported that production of zinc metal at our new zinc facility had begun.   The cell house had been loaded with electrolyte, the rectifiers had been switched on and the plating of zinc metal was underway.  We harvested the initial cathode later that week and began melting and casting final product for shipment. On May 28, 2014, we announced that we had made our first shipments to customers.

On July 8, 2014, we reported that we had produced over 2,900 tons of zinc metal at the facility in June 2014, a rate of approximately 23% of design capacity, which was better than internal projections for the first month of an expected six-month ramp up.  We sold zinc feedstock produced from our recycling operations in excess of the requirement for the new zinc facility as either zinc calcine or waelz oxide. We further announced that the facility would be taking a temporary outage due to the need to repair, upgrade and replace some of the mixing components in a series of tanks.  We resumed zinc production in August. We also reported that the construction of the co-product recovery circuit designed to recover lead and silver was mechanically complete, commissioning had started and was expected to occur for the next few weeks before metal concentrate production began.

The first month of operation validated that the process, as designed, is capable of producing special high grade quality electrolyte from waelz oxide using the solvent extraction process.

On October 1, 2014, we reported that the facility produced approximately 4,300 tons of zinc metal in the third quarter of 2014, compared to 3,400 tons in the second quarter, as a previously announced temporary outage at the beginning of the third quarter limited production during the first half of the quarter. While numerous improvements were made to several unit operations at the facility during the quarter which should help to accelerate the ramp-up rate going forward, production during the second half of the quarter was impeded mainly by operational issues associated with controlling the removal of solids in the clarifier unit downstream of the leaching process. These issues were diagnosed and solutions implemented. We also commissioned the casting line for SHG and CGG “jumbo” ingots. We continued to supplement zinc metal sales during the third quarter with the sale of zinc calcine to third parties.

Commissioning of the co-product recovery circuit was completed during the third quarter and we started to introduce feed, but we reallocated resources to focus on debottlenecking the zinc production plant in October which delayed the ramp-up of that circuit. We will restart the ramp-up of the co-product circuit in November. The ramp up period for the co-product recovery circuit is estimated to be approximately one year.

We enter the fourth quarter of 2014 with the expectation that we have resolved several issues that will improve the level of operation going forward. The primary bottleneck thus far has been with solids/liquid separation at the front end of the process. This is conventional technology used extensively in hydrometallurgical and mining applications, so we anticipate that this issue will be resolved. We have made progress through better control of the process and by minor equipment modifications. If additional equipment modifications or additions are required to fully resolve the issue we have identified, we do not believe the cost would be material. Several improvements have been implemented which have allowed us to continue ramping up production. Since the end of the third quarter of 2014, we have continued to increase the level of production of zinc. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of this project; however, issues such as the solids removal described above have slowed the rate of our ramp-up and delayed the realization of these benefits. During this ramp up we plan to continue to sell zinc calcine.

In December 2013, we entered into a joint venture known as ThirtyOx with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located near our Mooresboro facility and the facility began production in August 2014. The majority of the feedstock for Mooresboro will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by Mooresboro by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated total investment in ThirtyOx is expected to be less than $2.0 million and we have contributed $0.8 million as of September 30, 2014.

Acquisitions

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada, from HudBay for a cash purchase price of $15.1 million. The acquisition broadened our geographic footprint, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced our plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at our Monaca facility. During the second quarter of 2014, we put our seventh and final furnace into production. In July 2014, we took a planned outage on one of the furnaces to replace worn refractories and install additional baghouse modules on several furnaces. This outage was completed in August. The expansion project increased our total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year.
On November 16, 2012, we acquired the single membership interest in MZP, a leading manufacturer of zinc powders for the alkaline battery business and subsequently renamed it HZP. We had been a long-term supplier of Special Special High Grade zinc metal to MZP which was co-located at the site of our Monaca zinc smelter. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014. On November 7, 2014, we announced that Shell had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation to purchase the site of the Monaca facility. This purchase agreement also includes the HZP facility site. No closing date has been established.

Other

On March 15, 2012, we entered into an option agreement with Shell to purchase our Monaca site. At the end of December 2013, we entered into an Amended and Restated Option and Purchase Agreement with Shell that included extending the option period during which Shell may perform its evaluation. The amended agreement also provided for demolition activities to commence at Shell's expense. As of September 30, 2014, demolition of the majority of the structures had been completed and demolition of the remaining structures was underway. On November 7, 2014, we announced that Shell had exercised its option under the Amended and Restated Option and Purchase Agreement. No closing date has been established.

On September 27, 2012, we formed Horsehead Metal Products, Inc., a wholly owned subsidiary of Horsehead Corporation, which currently owns and operates our new Mooresboro, North Carolina facility.

On June 3, 2013, we issued an additional $20.0 million of Secured Notes. We received proceeds of $21.3 million and recognized $0.3 million in issuance costs in connection with the offering.

On October 30, 2013, we completed an underwritten public offering and received $72.0 million in net proceeds after deducting $3.9 million in expenses related to the offering.

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par and also completed the sale of an additional $10.0 million of our Secured Notes due 2017, at an issue price of 113.00% of par. We received net proceeds of $49.8 million from these two offerings after deducting $1.5 million in issuance costs in connection with the offering.

On September 30, 2014, Horsehead Metal Products, Inc. was converted to a North Carolina limited liability company "Horsehead Metal Products, LLC", and The International Metals Reclamation Company, Inc. was converted to a Delaware limited liability company "The International Metals Reclamation Company, LLC."
Economic Conditions and Outlook
During the first half of 2014, we sold the remaining zinc product inventory that we had built in 2013 in anticipation of the transition of metal production from Monaca to Mooresboro. We ceased operation of the Monaca smelter at the end of April 2014. The final month of operation experienced higher than normal unit operating costs as productivity suffered while we endeavored to keep four of the six furnaces operating in the final weeks before the facility was permanently shut down. As a result of the declining production of the smelter, we increased the sale of WOX and zinc calcine to third parties during the second and third quarters. In total, over two-thirds of the zinc units from our EAF dust recycling operations were sold to third parties during the second and third quarters of 2014. In addition, we have entered into agreements to sell additional zinc calcine, as needed, during the transition period while Mooresboro is ramping up.
Oxide shipments at Zochem for the third quarter of 2014 were 68% higher than the third quarter of 2013, reflecting the shift of our Monaca oxide business to Zochem as a result of the closure of the zinc oxide refinery on December 23, 2013 and Zochem's capacity expansion. During the second quarter of 2014, the seventh and final furnace was put into production. In July 2014, we took a planned outage on one of the furnaces to replace worn refractories and to install additional baghouse modules on several furnaces. By the end of August, Zochem had fully ramped up all seven furnaces to full production consistent with our zinc oxide consolidation strategy.
EAF dust receipts for the third quarter of 2014 improved by 4% compared with the second quarter of 2014. We processed a quantity of dust during the third quarter of 2014 which was 3% higher than our dust receipts for the quarter. Steel capacity utilization remained in the high 70% range during the third quarter of 2014 and remains steady as we enter into the fourth quarter of 2014. We expect to operate all of our waelz kilns through the fourth quarter of 2014.
INMETCO's remelt alloy sales tons were down 13% during the third quarter of 2014 as compared with the second quarter of 2014 and tolling receipt tons were down 7% reflecting some softening in U.S. austenitic stainless steel production. INMETCO operated at full capacity during the third quarter of 2014. The annual outage originally planned for the fourth quarter of 2014 will be postponed to early 2015 as a result of an inspection of the furnace condition.
LME zinc prices were higher by 12% and LME nickel prices were higher by 1% during the third quarter of 2014 as compared to the second quarter of 2014.

Factors Affecting Our Operating Results
Market Price for Zinc and Nickel. We generate the substantial majority of our net sales from the sale of zinc and nickel-based products, our operating results however, depend heavily on the prevailing market price for zinc. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock”) that we purchase from third parties. Costs to acquire and recycle EAF dust, which, during 2014, comprised approximately 96% of our raw materials at our Monaca, Pennsylvania facility until it was permanently closed at the end of April 2014, were not impacted significantly by fluctuations in the market price of zinc on the LME. Our new zinc facility, which began production in May 2014, also utilizes zinc recycled from EAF dust for a substantial majority of their raw materials. The cost, however, for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues.
Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 but then stabilized during 2012 through 2013. The monthly average zinc price has began a steady climb during the nine months ended September 30, 2014.
Average monthly, daily and yearly LME zinc prices for the years 2005 through 2013 and the nine months ended September 30, 2014 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	Nine Months Ended September 30, 2014
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.97
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
During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices declined below that level during the construction and start up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were also transacted without any payment by us. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we had put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
The put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014. The average LME monthly zinc prices for five of the nine months in the period ended September 30, 2013 were lower than the strike price for the contracts and the Company received a total of $1.3 million during the nine months ended September 30, 2013.
At September 30, 2014, the Company did not have any remaining put options in place.
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
We paid cash of $0.5 million from the settlement of zinc fixed price swaps during the nine months ended September 30, 2014.
In October and early November 2014, we added zinc fixed price swaps for the months of November 2014 and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.
Daily high, low and yearly average LME nickel prices for the years 2010 through 2013 and the nine months ended September 30, 2014 were as follows:

LME Nickel Prices	2010	2011	2012	2013	Nine Months Ended September 30, 2014
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06
Average	$9.89	$10.36	$7.97	$6.81	$7.81

Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first six months of 2014, we shipped the remaining inventory that we had built in 2013. Production was reduced from five to four furnaces for the final weeks of operation until closure of the zinc smelter, which occurred in late April 2014.
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and through the first nine months of 2014, weekly steel industry capacity increased back to the mid to high 70% range.
The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Nine months ended September 30,		Year Ended December 31,		Nine months ended September 30,		Year Ended December 31,
	2014	2013	2013	2012	2014	2013	2013	2012
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	102	129	169	189	$2,088	$1,979	$1,981	$1,875
EAF Dust	440	465	607	618	$70	$72	$72	$69
Nickel-based products	22	21	28	28	$1,738	$1,583	$1,568	$1,717

(1)	Includes HZP from November 16, 2012 until production ceased during the first quarter of 2014.

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
Purchased feedstock costs at our Zochem facility, which comprised approximately 81% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 19% of our production costs for the nine months ended September 30, 2014.
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
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc and nickel prices, our inventory cost can exceed the market value of our finished goods. As a result, LCM adjustments can occur. The Company recorded LCM adjustments of $1.6 million during the nine months ended September 30, 2014. LCM adjustments of $2.9 million were recorded during the nine months ended September 30, 2013. Total LCM adjustments were $3.7 million for the year ended December 31, 2013. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through cost of sales during the same month it is purchased.

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

The damages from the fire exceeded our insurance deductible of $0.5 million and an estimated claim of $4.9 million was submitted for property damage insurance recovery. We reached a final settlement in the amount of $4.0 million during the second quarter of 2013. As of December 31, 2013, the entire insurance recovery of $4.0 million had been received in cash.

See Note T – Insurance Recoveries in our Consolidated Financial Statements for further information.
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
The historically high zinc prices from 2006 to 2008 also made it attractive for new competitors to enter the EAF dust recycling market to compete for dust generated by existing EAF producers as well as new EAF capacity. The entry of new competitors could have an adverse impact on our price realization and market share from EAF dust recycling. There have been no new entries into the EAF dust recycling market, however, since 2008.
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
Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2013 included in our Annual Report on Form 10-K which was filed with the SEC on March 13, 2014, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2014 and for the nine months ended September 30, 2014 and 2013. Certain of these accounting policies are described below.

Revenue Recognition

The Company recognizes revenue from the sale of finished goods when a sales agreement includes a fixed or determinable price, passage of title or risk of loss has occurred (which is generally at the time of shipment) and collectability is reasonably assured.

The Company recognizes service fee revenue when a sales agreement includes a fixed or determinable price, passage of title or risk of loss has occurred (which is generally recognized at the time of receipt of EAF dust that the Company collects from steel mini-mill operators) and when collectability is reasonably assured.

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
•Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note P – Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). The pension assets are considered to be in Level 2 of the fair value hierarchy (see Note L – Employee Benefit Plans in our Consolidated Financial Statements).
•Level 3 – Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements). The Secured Notes issued on July 26, 2012, 2013 Additional Notes issued on June 3, 2013 and 2014 Additional Notes issued on July 29, 2014 were initially valued at fair value and are subsequently carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note I – Long-Term Debt in our Consolidated Financial Statements).
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
We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, we utilize six different brokers for our derivative contracts (see Note P – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

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

We have no goodwill.

Investment in Joint Venture
Investments in other entities are accounted for using the consolidation, equity method or cost basis depending upon the level of ownership, our ability to exercise significant influence over the operating and financial policies of the investee and whether we are determined to be the primary beneficiary of a variable interest in an entity.
In December 2013, we entered into a joint venture known as ThirtyOx with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the new zinc facility. The majority of the feedstock for the new zinc facility will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die casters and other users of zinc metal. The ThirtyOx facility became operational in August 2014. Our anticipated investment in ThirtyOx is expected to be less than $2.0 million.
ThirtyOx was determined to be a variable interest entity as their significant activities are directed by a management agreement and not the equity group. We have determined that we are not the primary beneficiary of the variable interest. We account for our investment in ThirtyOx using the equity method of accounting since we do not own over 50% and we are not able to exercise significant influence over the joint venture. We recorded our cash contributions to ThirtyOx as an investment which is increased or decreased by our respective share of ThirtyOx pretax income or loss.
We have determined that our interest in ThirtyOx is not individually significant to our consolidated balance sheet and income statement and therefore we are not required to provide additional disclosures regarding our involvement with this joint venture.
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	93.9%	93.8%	92.2%	89.5%
Depreciation and amortization	9.5%	6.5%	6.8%	6.4%
Selling, general and administrative expenses	5.1%	4.9%	5.1%	5.0%
Loss from operations	(8.5)%	(5.2)%	(4.1)%	(0.9)%
Interest expense	8.1%	0.4%	3.6%	0.6%
Interest and other income	3.7%	0.4%	2.0%	0.7%
Loss before income taxes	(12.9)%	(5.2)%	(5.7)%	(0.8)%
Income tax benefit	(6.6)%	(2.0)%	(2.4)%	(0.3)%
Net loss	(6.3)%	(3.2)%	(3.3)%	(0.5)%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Period
	2013	2014	Swaps	Total
Fair value December 31, 2012	$4,402	$—	$358	$4,760
Purchases	—	774	—	774
Write-off of expired positions	(172)	—	(177)	(349)
Mark to market adjustments on open positions	901	535	(39)	1,397
Fair value March 31, 2013	5,131	1,309	142	6,582
Purchases	—	—	—	—
Write-off of expired positions	(1,035)	—	27	(1,008)
Mark to market adjustments on open positions	(294)	(29)	481	158
Fair value June 30, 2013	3,802	1,280	650	5,732
Purchases/Sales	(540)	(155)	—	(695)
Write-off of expired/sold positions	(2,304)	(5)	(274)	(2,583)
Mark to market adjustments on open positions	(625)	(504)	2,014	885
Fair value September 30, 2013	333	616	2,390	3,339
Purchases/Sales	—	—	—	—
Write-off of expired/sold positions	(333)	—	(1,646)	(1,979)
Mark to market adjustments on open positions	—	(578)	(2,176)	(2,754)
Fair value December 31, 2013	—	38	(1,432)	(1,394)
Purchases/Sales	—	(35)	—	(35)
Write-off of expired/sold positions	—	(3)	1,534	1,531
Mark to market adjustments on open positions	—	—	1,569	1,569
Fair value March 31, 2014	—	—	1,671	1,671
Purchases/Sales	—	—	—	—
Write-off of expired/sold positions	—	—	(2,033)	(2,033)
Mark to market adjustments on open positions	—	—	(466)	(466)
Fair value June 30, 2014	—	—	(828)	(828)
Purchases/Sales	—	—	—	—
Write-off of expired/sold positions	—	—	392	392
Mark to market adjustments on open positions	—	—	699	699
Fair value September 30, 2014	$—	$—	$263	$263
A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2012	2013				2014
Average LME zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30
Quarter	$0.88	$0.92	$0.83	$0.84	$0.86	$0.92	$0.93	$1.05
Year-to-date	$0.88	$0.92	$0.88	$0.87	$0.87	$0.92	$0.94	$0.97

Segment Disclosure
In anticipation of the April 2014 closure of our Monaca facility, we ceased production of zinc oxide at that facility on December 23, 2013. During 2014, we will only produce zinc oxide at our Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
We now report three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron to the stainless and specialty steel industries. Accordingly, the prior years segment information has been reclassified to conform to the new segment presentation.
We have not recorded within our three segments, eliminations related to the exclusion of revenue resulting primarily from EAF dust service fees charged by our Horsehead segment to our INMETCO segment, interest expense recorded on debt which is not allocated to our segments and selling, general and administrative expenses related to our corporate division.
Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013
Consolidated net sales.
Consolidated net sales increased $1.4 million, or 1.3%, to $111.0 million for the three months ended September 30, 2014, compared to $109.6 million for the three months ended September 30, 2013.

Change in consolidated net sales	(in millions)
Horsehead	$(18.5)
Zochem	17.2
INMETCO	0.5
Unrealized non-cash hedge adjustments	2.2
Total change in consolidated net sales	$1.4
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $1.4 million, or 1.4%, to $104.2 million for the three months ended September 30, 2014, compared to $102.8 million for the three months ended September 30, 2013.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(12.8)
Zochem	15.2
INMETCO	(1.0)
Total change in consolidated cost of sales (excluding depreciation and amortization)	$1.4
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $3.4 million, or 47.9%, to $10.5 million for the three months ended September 30, 2014, compared to $7.1 million for the three months ended September 30, 2013.

Change in consolidated depreciation and amortization	(in millions)
Decreased depreciation expense at the Monaca facility due to impairment of facility during 2013	$(2.2)
Depreciation associated with the new zinc facility	6.0
Other	(0.4)
Total change in consolidated depreciation and amortization	$3.4
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.4 million, or 7.5%, to $5.7 million for the three months ended September 30, 2014, compared to $5.3 million for the three months ended September 30, 2013. The increase relates primarily to an increase in non-cash compensation.
Consolidated other income (expense).

Net consolidated other income (expense) was $(4.8) million for the three months ended September 30, 2014, compared to $(0.1) million for the three months ended September 30, 2013.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(1.4)
Decrease in capitalized interest related to construction of new zinc facility	(7.1)
Increase in interest and other income	3.8
Total change in consolidated other income (expense)	$(4.7)

•	Increase in actual interest expense as a result of an increase in average borrowings under our credit facilities and issuance of the 2014 Senior Secured Notes and Unsecured Notes on July 29, 2014.

•	Decrease in capitalized interest due to the startup of the new zinc facility in May 2014.

•	Increase in interest and other income as a result of miscellaneous scrap sales and income recorded under the Shell contract in 2014.
Consolidated income tax benefit.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Income tax benefit (in millions)	$(7.2)	$(2.2)
Effective tax rate	50.8%	38.3%

•	The effective tax rate for the three months ended September 30, 2014 increased when compared to the three months ended September 30, 2013 due to higher than previously projected pretax losses.
Consolidated net loss.
Net loss for the three months ended September 30, 2014 was $(7.0) million, compared to net loss of $(3.5) million for the three months ended September 30, 2013.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $18.5 million, or 23.3%, to $60.8 million for the three months ended September 30, 2014, compared to $79.3 million for the three months ended September 30, 2013.

Change in Horsehead net sales	(in millions)
Elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(18.4)
Volume decrease due to zinc products (excluding zinc oxide)	(33.8)
Price realization increase due to zinc products (excluding zinc oxide)	3.0
WOX/zinc calcine sales during three months ended September 30, 2014	29.6
Miscellaneous and other sales increase	1.1
Total change in Horsehead net sales	$(18.5)

•	The zinc oxide refinery at the Monaca facility was shut down permanently on December 23, 2013 and therefore no zinc oxide was produced by Horsehead during the three months ended September 30, 2014.

•
The zinc products volume reduction was primarily due the closure of the Monaca facility in April 2014 and the ramp up of production at the new zinc facility which continued during the third quarter of 2014. Our copper powders business was sold in December 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014.

•
The increase in price realization during the three months ended September 30, 2014 primarily related to zinc metal and resulted from a 24.3% higher average LME zinc price for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

•	WOX and zinc calcine were sold to third parties during the three months ended September 30, 2014 and will continue to be sold until the new zinc facility is operating at close to capacity.

•	Net sales during the three months ended September 30, 2014 were decreased by unrealized non-cash adjustments of $0.3 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Zinc product shipments	7,786	34,018
Zinc product shipments on a zinc contained basis	7,786	32,112
Average sales price realization	$1.17	$0.95

•	Horsehead zinc product shipment tons were the same as shipments on a zinc contained basis, as a result of no zinc oxide production in 2014 at the Monaca facility.

•
The increase in the average sales price realization reflects the 24.3% higher average LME zinc price during the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

Net sales of zinc metal decreased $23.2 million, or 57.4%, to $17.2 million for the three months ended September 30, 2014, compared to $40.4 million for the three months ended September 30, 2013.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(26.8)
Increase in price realization	3.6
Total change in Horsehead zinc metal net sales	$(23.2)

•
The decrease in volume relates to a reduction in shipments due to the closure of the Monaca facility in April 2014 and the ramp up of production at the new zinc facility which continued during the third quarter of 2014.

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 24.3% in the average LME zinc price.
Net sales of zinc oxide decreased $18.4 million as a result of the closure of the zinc oxide refinery on December 23, 2013.
Net sales of zinc and copper-based powders decreased $7.2 million to $1.0 million for the three months ended September 30, 2014, compared to $8.2 million for the three months ended September 30, 2013. The decrease was primarily due to the elimination of copper-based powder sales as this business line was sold in December 2013 and the idling of production at our HZP facility due to a lack of raw material supply.

Revenues from EAF dust recycling decreased $0.5 million, or 4.4%, to $10.9 million for the three months ended September 30, 2014, compared to $11.4 million for the three months ended September 30, 2013.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(0.1)
Decrease in price realization	(0.4)
Total change in Horsehead EAF Dust recycling net sales	$(0.5)

•	EAF dust receipts for the three months ended September 30, 2014 were 154,658 tons compared to 155,753 tons for the three months ended September 30, 2013.

•	The decrease in price realization was a result of a decrease in the average price per ton received.
Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $12.8 million, or 16.4%, to $65.2 million for the three months ended September 30, 2014, compared to $78.0 million for the three months ended September 30, 2013.

	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Cost of sales as a % of net sales, excluding non-cash losses related to hedging	107.2%	98.4%
Unrealized non-cash losses related to hedging	$0.3	$0.7
The cost of zinc material and other products sold for the three months ended September 30, 2014, decreased $13.6 million, or 19.6%, to $55.9 million, compared to $69.5 million for the three months ended September 30, 2013.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease related to elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(18.5)
Volume decrease due to zinc products (excluding zinc oxide)	(34.6)
Increase in cost of zinc products shipped (excluding zinc oxide)	16.6
Cost of sales relating to WOX and zinc calcine products produced	21.5
Increase in recycling and other costs	1.4
Total change in Horsehead cost of zinc metal and other products sold	$(13.6)

•
The cost of zinc material includes $0.4 million of LCM inventory adjustments for the three months ended September 30, 2014 and LCM adjustments of $1.3 million for the three months ended September 30, 2013. The 2013 LCM adjustments were the result of the low LME zinc price. The 2014 LCM adjustments were the result of higher than normal production costs at the new zinc facility which operated at inefficient levels during startup.

Conversion costs for the Mooresboro facility were $20.0 million for the three months ended September 30, 2014 and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which was permanently closed at the end of April 2014, were $31.1 million for the three months ended September 30, 2013.
Conversion costs for the recycling facilities that process EAF dust were approximately the same at $23.5 million for the three months ended September 30, 2014 and the three months ended September 30, 2013. Production however increased 3.5% over the same periods.

The cost of EAF dust services increased $0.8 million, or 9.3% to $9.4 million for the three months ended September 30, 2014, compared to $8.6 million for the three months ended September 30, 2013.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in volume	$(0.1)
Increase in transportation costs	0.9
Total change in Horsehead cost of EAF dust services	$0.8

•	EAF dust tons processed remained approximately the same for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Loss before taxes	$(15.2)	$(9.8)
Unrealized non-cash losses related to hedging	0.3	0.7
Loss before taxes excluding unrealized non-cash losses related to hedging	$(14.9)	$(9.1)
Zochem
Net sales.

Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $17.2 million, or 90.5%, to $36.2 million for the three months ended September 30, 2014, compared to $19.0 million for the three months ended September 30, 2013.

Change in Zochem net sales	(in millions)
Higher shipment volume	$12.7
Increase in price realization	4.5
Total change in Zochem net sales	$17.2

•
Higher shipment volume as a result of the capacity expansion, as the seventh and final furnace was put into production during the second quarter of 2014 and closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transition of customers to Zochem in 2014.

•
Price realization per pound increased 14.1% as a result of an increase in the average LME zinc price of 24.3% for the three months ended September 30, 2014 compared to the three months ended September 30, 2013.

•	Non-cash adjustments related to hedging activities were not material for both the three months ended September 30, 2014 and the three months ended September 30, 2013.
Cost of sales (excluding depreciation and amortization).
Cost of sales increased $15.2 million, or 95.0%, to $31.2 million for the three months ended September 30, 2014, compared to $16.0 million for the three months ended September 30, 2013. The increase resulted primarily from an increase in volume as shipments increased approximately 68% for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Income before income taxes.
For the reasons stated above, income before income taxes was $3.8 million for the three months ended September 30, 2014, compared to $2.2 million for the three months ended September 30, 2013.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $0.5 million, or 3.9%, to $13.2 million for the three months ended September 30, 2014, compared to $12.7 million for the three months ended September 30, 2013.

Change in INMETCO net sales	(in millions)
Increase in price realization	$1.1
Decrease in shipment volume	(0.4)
Decrease in other and miscellaneous sales	(0.2)
Total change in INMETCO net sales	$0.5

•	Increase in price realization as a result of higher market prices and customer mix on tolling return shipments.

•	Miscellaneous and other sales decreased primarily due to a decrease in brokered battery sales.

•
Hedging activities related to nickel resulted in a favorable non-cash adjustment of $1.4 million for the three months ended September 30, 2014 compared with a unfavorable non-cash adjustment of $0.5 million for the three months ended September 30, 2013.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $1.0 million, or 11.4%, to $7.8 million for the three months ended September 30, 2014 compared to $8.8 million for the three months ended September 30, 2013.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(0.6)
Lower shipment volume	(0.4)
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(1.0)

•	Cost reductions associated with the idling of the cadmium recovery facility in December 2013 was the primary reason for the reduction in the cost of products shipped.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Three Months Ended September 30, 2014	Three Months Ended September 30, 2013
Income before taxes	$5.2	$2.0
Unrealized non-cash (gains) losses related to hedging	(1.4)	0.5
Income before taxes excluding unrealized non-cash adjustments related to hedging	3.8	2.5
Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales remained relatively the same at $0.3 million for the three months ended September 30, 2014 compared to $0.2 million for the three months ended September 30, 2013. Eliminations relate to the exclusion of revenue resulting primarily from EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.
Loss before income taxes increased $8.0 million to $(8.1) million for the three months ended September 30, 2014 compared to $(0.1) million for the three months ended September 30, 2013. The increase in loss before income taxes was primarily attributable to an increase in actual interest expense of $0.7 million due to an increase in debt recorded in our corporate division and a decrease in capitalized interest of $7.1 million due to the completion of the new zinc facility.
Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013
Consolidated net sales.
Consolidated net sales increased $9.0 million, or 2.7%, to $347.3 million for the nine months ended September 30, 2014, compared to $338.3 million for the nine months ended September 30, 2013.

Change in consolidated net sales	(in millions)
Horsehead	$(43.5)
Zochem	49.6
INMETCO	0.2
Unrealized non-cash hedge adjustments	2.7
Total change in consolidated net sales	$9.0
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $17.6 million, or 5.8%, to $320.3 million for the nine months ended September 30, 2014, compared to $302.7 million for the nine months ended September 30, 2013.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(27.0)
Zochem	44.5
INMETCO	0.1
Total change in consolidated cost of sales (excluding depreciation and amortization)	$17.6
See separate segment discussion following.
Consolidated depreciation and amortization.

Consolidated depreciation and amortization increased $1.9 million, or 8.8%, to $23.5 million for the nine months ended September 30, 2014, compared to $21.6 million for the nine months ended September 30, 2013.

Change in consolidated depreciation and amortization	(in millions)
Decreased depreciation expense at the Monaca facility due to impairment of facility during 2013	$(7.1)
Depreciation associated with the new zinc facility	9.4
Other	(0.4)
Total change in consolidated depreciation and amortization	$1.9
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.9 million, or 5.3%, to $17.8 million for the nine months ended September 30, 2014, compared to $16.9 million for the nine months ended September 30, 2013. The increase relates primarily to an increase in non-cash compensation.
Consolidated other income (expense).
Net consolidated other income (expense) was $(5.6) million for the nine months ended September 30, 2014, compared to $0.3 million for the nine months ended September 30, 2013.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(3.1)
Decrease in capitalized interest related to construction of new zinc facility	(7.4)
Increase in interest and other income	4.6
Total change in consolidated other income (expense)	$(5.9)

•
Increase in actual interest expense as a result of an increase in average borrowings under our credit facilities, issuance of 2013 Additional Notes on June 3, 2013 and issuance of the 2014 Senior Secured Notes and Unsecured Notes on July 29, 2014.

•	Decrease in capitalized interest due to completion and startup of the new zinc facility in May 2014.

•	Increase in interest and other income as a result of miscellaneous scrap sales and income recorded under the Shell contract in 2014.
Consolidated income tax benefit.

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Income tax benefit (in millions)	$(8.5)	$(1.1)
Effective tax rate	42.6%	41.9%

•
The effective tax rate for the nine months ended September 30, 2014 increased compared to the nine months ended September 30, 2013 due to the utilization of state net operating losses and the absence of a 2014 research and development credit due to the expiration of the credit during 2013.

Consolidated net loss.
Net loss for the nine months ended September 30, 2014 was $(11.4) million, compared to net loss of $(1.5) million for the nine months ended September 30, 2013.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $43.5 million, or 18.1%, to $196.6 million for the nine months ended September 30, 2014, compared to $240.1 million for the nine months ended September 30, 2013.

Change in Horsehead net sales	(in millions)
Elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(67.3)
Volume decrease due to zinc products (excluding zinc oxide)	(42.7)
Price realization increase due to zinc products (excluding zinc oxide)	7.7
WOX/zinc calcine sales during nine months ended September 30, 2014	59.0
Miscellaneous and other sales decrease	(0.2)
Total change in Horsehead net sales	$(43.5)

•	The zinc oxide refinery at the Monaca facility was shut down permanently on December 23, 2013 and therefore no zinc oxide was produced by Horsehead during the nine months ended September 30, 2014.

•
Zinc products resulted in a reduction in volume primarily reflecting a decrease in zinc metal sales due to the closure of the Monaca facility in April 2014 and the ramp up of production at the new zinc facility which continued during the third quarter of 2014. Our copper powders business was sold in December 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply, shipments however, continued through the end of April 2014.

•
The increase in price realization during the nine months ended September 30, 2014 primarily related to zinc metal as the average LME zinc price was 12.1% higher for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

•	WOX and zinc calcine were sold to third parties during the nine months ended September 30, 2014 and will continue to be sold until the new zinc facility is operating at close to capacity.

•	Net sales during the nine months ended September 30, 2014 were increased by unrealized non-cash adjustments of $2.0 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Zinc product shipments	49,545	99,786
Zinc product shipments on a zinc contained basis	49,545	93,051
Average sales price realization	$1.05	$0.99

•	Horsehead zinc product shipment tons were the same as shipments on a zinc contained basis, as a result of no zinc oxide production in 2014 at the Monaca facility.
Net sales of zinc metal decreased $13.2 million, or 12.1%, to $96.0 million for the nine months ended September 30, 2014, compared to $109.2 million for the nine months ended September 30, 2013.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(22.4)
Increase in price realization	9.2
Total change in Horsehead zinc metal net sales	$(13.2)

•
The decrease in volume relates to a reduction in shipments due to the closure of the Monaca facility in April 2014 and the ramp up of production at the new zinc facility which continued during the third quarter of 2014.

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 12.1% in the average LME zinc price.

Net sales of zinc oxide decreased $67.3 million as a result of the closure of the zinc oxide refinery on December 23, 2013.

Net sales of zinc and copper-based powders decreased $19.2 million to $6.7 million for the nine months ended September 30, 2014, compared to $25.9 million for the nine months ended September 30, 2013. The decrease was primarily due to the elimination of copper-based powders sales as this business line was sold in December 2013 and and the idling of production at our HZP facility due to a lack of raw material supply.

Revenues from EAF dust recycling decreased $2.6 million, or 7.8%, to $30.8 million for the nine months ended September 30, 2014, compared to $33.4 million for the nine months ended September 30, 2013.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(1.7)
Decrease in price realization	(0.9)
Total change in Horsehead EAF Dust recycling net sales	$(2.6)

•	EAF dust receipts for the nine months ended September 30, 2014 were 440,470 tons compared to 464,832 tons for the nine months ended September 30, 2013.
Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $27.0 million, or 11.9%, to $200.1 million for the nine months ended September 30, 2014, compared to $227.1 million for the nine months ended September 30, 2013.

	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Cost of sales as a % of net sales, excluding non-cash adjustments related to hedging	101.8%	94.6%
Unrealized non-cash (gains) losses related to hedging (in millions)	$(2.0)	$1.2
The cost of zinc material and other products sold for the nine months ended September 30, 2014, decreased $25.3 million, or 12.7%, to $174.7 million, compared to $200.0 million for the nine months ended September 30, 2013.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease related to elimination of zinc oxide sales due to permanent shut down of zinc oxide refinery at Monaca facility	$(61.2)
Volume decrease due to zinc products (excluding zinc oxide)	(39.8)
Increase in cost of zinc products shipped (excluding zinc oxide)	27.5
Cost of sales relating to WOX and zinc calcine products produced	45.9
Increase in recycling and other costs	2.3
Total change in Horsehead cost of zinc metal and other products sold	$(25.3)

•
The cost of zinc material includes LCM inventory adjustments of $1.6 million for the nine months ended September 30, 2014 and $2.9 million for the nine months ended September 30, 2013. The LCM adjustments were the result of the low LME zinc price, increased production costs in 2014 at the Monaca facility as the plant operated at inefficient levels during the final weeks of operation and the incurrence of higher than normal production costs in 2014 as the new zinc facility operated at inefficient levels during startup.

Conversion costs for the Mooresboro facility, which began production in May 2014, were $24.9 million for the nine months ended September 30, 2014 and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which was closed the the end of April 2014, were $32.6 million for the nine months ended September 30, 2014. Conversion costs for the Monaca facility were $69.4 million for the nine months ended September 30, 2013.
Conversion costs for the recycling facilities that process EAF dust decreased $2.1 million, or 3.0%, to $67.3 million for the nine months ended September 30, 2014 compared to $69.4 million for the nine months ended September 30, 2013.

Change in Horsehead recycling conversion costs	(in millions)
Labor	$(0.3)
Coke	(1.7)
Maintenance related costs	(1.9)
Services	1.7
Utilities	0.3
Other	(0.2)
Total change in Horsehead recycling conversion costs	$(2.1)

•
Conversion costs at the recycling facilities reflect 5.9% decrease in production levels. Production decreased due to the permanent closure of the Monaca smelter at the end of April 2014 and the ramp up of production at the new zinc facility which began production in May 2014.

The cost of EAF dust services decreased $1.7 million, or 6.3% to $25.4 million for the nine months ended September 30, 2014, compared to $27.1 million for the nine months ended September 30, 2013.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease due to volume	$(1.4)
Decrease in transportation costs	(0.3)
Total change in Horsehead cost of EAF dust services	$(1.7)

•	EAF dust tons processed decreased 7.6% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Loss before taxes	$(30.5)	$(19.1)
Unrealized non-cash (gains) losses related to hedging	(2.0)	1.2
Loss before taxes excluding unrealized non-cash (gains) losses related to hedging	$(32.5)	$(17.9)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $49.6 million, or 83.5%, to $109.0 million for the nine months ended September 30, 2014, compared to $59.4 million for the nine months ended September 30, 2013.

Change in Zochem net sales	(in millions)
Higher shipment volume	$44.8
Increase in price realization	4.8
Total change in Zochem net sales	$49.6

•
Higher shipment volume as a result of the capacity expansion, as the seventh and final furnace was put into production during the second quarter of 2014 and closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transition of customers to Zochem in 2014.

•	Increase in price realization as the average LME zinc price was 12.1% higher for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

•	Non-cash adjustments related to hedging activities were not material for both the nine months ended September 30, 2014 and the nine months ended September 30, 2013.
Cost of sales (excluding depreciation and amortization).
Cost of sales increased $44.5 million, or 87.4%, to $95.4 million for the nine months ended September 30, 2014, compared to $50.9 million for the nine months ended September 30, 2013. The increase resulted primarily from volume as shipments increased approximately 75% for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Income before income taxes.
For the reasons stated above, income before income taxes was $10.6 million for the nine months ended September 30, 2014, compared to $6.4 million for the nine months ended September 30, 2013.

INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, increased $0.2 million, or 0.5%, to $41.1 million for the nine months ended September 30, 2014, compared to $40.9 million for the nine months ended September 30, 2013.

Change in INMETCO net sales	(in millions)
Increase in price realization	$1.0
Increase in shipment volume	0.9
Sale of future bankruptcy claim rights received in 2013	(0.8)
Other and miscellaneous sales	(0.9)
Total change in INMETCO net sales	$0.2

•	Increase in price realization as a result of higher market prices and customer mix on tolling return shipments.

•	Net sales for the nine months ended September 30, 2013 include $0.8 million received from the sale to a third party for any rights for future bankruptcy claims against MF Global.

•	Decrease in other and miscellaneous sales partially due to a decrease in scrap sales.

•
Hedging activities related to nickel resulted in unfavorable non-cash adjustments of $0.3 million for the nine months ended September 30, 2014, compared with favorable non-cash adjustments of $0.3 million for the nine months ended September 30, 2013.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $0.4 million, or 1.6%, to $24.8 million for the nine months ended September 30, 2014, compared to $25.2 million for the nine months ended September 30, 2013.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(3.5)
Higher shipment volume	0.8
Net insurance benefit recorded during the nine months ended September 30, 2013	2.3
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(0.4)

•
Lower maintenance costs, lower raw material costs and cost reductions associated with the idling of the cadmium recovery facility in December 2013 were the primary reasons for the reduction in the cost of product shipped.

•	Cost of sales for the nine months ended September 30, 2013 included a net insurance benefit related to the October 2012 fire at the INMETCO facility.

•	Cost of sales for the nine months ended September 30, 2013 included a non recurring insurance premium surcharge of $0.7 million related to the October 2012 fire.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income (loss) before taxes (in millions)	Nine months ended September 30, 2014	Nine months ended September 30, 2013
Income before taxes	$10.6	$11.0
Unrealized non-cash losses (gains) related to hedging	0.3	(0.3)
Net insurance benefit	—	(2.3)
Income before taxes excluding unrealized non-cash losses (gains) related to hedging and net insurance benefit	$10.9	$8.4

Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales remained relatively the same at $1.1 million for the nine months ended September 30, 2014 compared to $1.2 million for the nine months ended September 30, 2013. Eliminations relate to the exclusion of revenue resulting primarily from EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.
Loss before income taxes increased $9.6 million to $(10.5) million for the nine months ended September 30, 2014 compared to $(0.9) million for the nine months ended September 30, 2013. The increase in loss before income taxes was primarily attributable to an increase in actual interest expense of $1.9 million due to an increase in debt recorded in our corporate division and a decrease in capitalized interest of $7.5 million due to the completion of the new zinc facility.

Liquidity and Capital Resources

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017 (the "Secured Notes"), at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Secured Notes offering, we amended our Revolving Credit Facility (as amended, the "ABL Facility") to permit the offering of the Secured Notes and the incurrence of liens on the collateral that secures the Secured Notes and the ABL Facility. On June 30, 2014, we entered into the Fourth Amendment, which increased our advance rates on borrowings under the agreement. On September 22, 2014, we entered into the Fifth Amendment, which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. We had $17.6 million in outstanding borrowings on the ABL Facility as of September 30, 2014. We had no availability remaining on this facility at September 30, 2014.
On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of September 30, 2014, we had $20.4 million in outstanding borrowings on this facility. We had $2.4 million in availability remaining on this agreement at September 30, 2014.
On December 21, 2012, Zochem entered into a $15.0 million CAD Zochem Facility. We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its recently completed production capacity expansion. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million 2014 Zochem Facility. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility. We had $19.4 million in outstanding borrowings on this facility as of September 30, 2014. We had no availability remaining at September 30, 2014 on this facility.
On June 3, 2013, we completed the private placement of an additional $20.0 million in aggregate principal amount of our Secured Notes at an issue price of 106.5% of the principal amount (the "2013 Additional Notes"). The 2013 Additional Notes were issued at an effective interest rate of 8.6%. We received net proceeds from the offering of $21.0 million.
On June 24, 2013, INMETCO entered into the INMETCO Facility. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into this facility to support working capital requirements and for general corporate purposes. On March 31, 2014, we entered into the First Amendment to the Credit Agreement, which amended certain provisions of the Credit Agreement, including the increase of the maximum advances allowed to $20.0 million. We had $20.0 million in outstanding borrowings on this facility as of September 30, 2014 and no availability.
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

On July 29, 2014, we completed a private placement of $40.0 million aggregate principal amount of 9.00% Senior Notes due 2017 (the "Unsecured Notes"), at an issue price of 100.00% of par. The Unsecured Notes mature on June 1, 2017. The Unsecured Notes are a new issue of notes that pay interest semiannually at a rate of 9.00% per annum, beginning on December 1, 2014.

On July 29, 2014, we also completed the private placement of an additional $10.0 million aggregate principal amount of our Secured Notes, at an issue price of 113.00% of par (the "2014 Additional Notes"). The 2014 Additional Notes were issued as additional notes under the indenture dated July 26, 2012 and pay interest semiannually at a rate of 10.50% per annum. The 2014 Additional Notes were issued at an effective interest rate of 5.5%.

Total net proceeds from the July 29, 2014 offerings were $49.8 million.

At September 30, 2014, there was an aggregate of $205.0 million of Secured Notes outstanding.

The two financings completed on July 29, 2014 more than offset the reduction in availability under our $60.0 million ABL facility as the liquidation of inventory and receivables from the shutdown of the Monaca operation reduced our borrowing base. The borrowing base is expected to be restored once the Mooresboro facility is fully ramped up.

Construction of our new zinc production facility in Mooresboro has been completed.  We enter the fourth quarter of 2014 with the expectation that we have resolved several issues that will improve the level of operation going forward. We have made progress through better control of the process and by minor equipment modifications. If additional equipment modifications or additions are required to fully resolve the issue we have identified, we do not believe the cost would be material. Several improvements have been implemented which have allowed us to continue ramping up production. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of this project; however, issues such as the solids removal problem described above have delayed the timetable for our expected realization of these benefits.

Commissioning of the co-product recovery circuit was completed during the quarter and we started to introduce feed to the circuit, however, we reallocated resources to focus on debottlenecking the zinc production plant in October which delayed the ramp-up of that circuit. We will restart the ramp-up of the co-product circuit in November and the ramp up period is estimated to be approximately one year.
We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of (i) our cash balance of approximately $72.2 million at September 30, 2014, which includes the remaining proceeds from draw downs on our credit facilities and net proceeds of $49.8 million from the issuance of the Unsecured Notes and 2014 Additional Notes on July 29, 2014 (ii) our availability as of September 30, 2014 of $2.4 million under our credit agreement, (iii) our cost reduction initiatives and (iv) our expected cash generated from operations will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to the final construction of the new zinc facility and our capital needs based on the expected ramp up to full production, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, by factors relating to the ramp up of our new zinc facility and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
Cash and Cash Equivalents
Our balance of cash and cash equivalents at September 30, 2014 was $72.2 million, a decrease of $64.1 million from the December 31, 2013 balance of $136.3 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations used a net $7.7 million in cash for the nine months ended September 30, 2014. A decrease in the total inventory balance was offset by a decrease in the total accounts payable balance.
Our investment in working capital was $63.7 million at September 30, 2014 and $114.3 million at December 31, 2013. The decrease in working capital was primarily due to a decrease in cash during the nine months ended September 30, 2014, related to capital expenditures for the new zinc facility.
Cash Flows from Investing Activities
Capital expenditures were $106.5 million for the nine months ended September 30, 2014, of which approximately $90 million related to the construction of the new zinc facility.
Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2014 totaled $50.0 million. We received proceeds of $51.3 million from the issuance of debt on July 29, 2014 and incurred $1.8 million in debt issuance costs. Borrowings of $1.2 million on the Credit Agreement were offset by payments on the Credit Agreement of $2.1 million. We borrowed $30.2 million on our credit facilities and repaid $29.7 million. Proceeds of $0.9 million from the exercise of stock options were received.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of September 30, 2014, we had letters of credit outstanding in the amount of $10.1 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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
Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, we currently utilize six different brokers for our hedging program.

Interest Rate Risk
We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011(as amended), our $25.8 million Credit Agreement entered into on November 14, 2012, our $20.0 million 2014 Zochem Facility entered into on April 29, 2014 and our $20.0 million INMETCO Facility entered into on June 24, 2013 (as amended), all of which bear interest at variable rates. Assuming that the three credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

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
During the first quarter of 2013, we purchased zinc put options with an $0.85 per pound strike price, for the first quarter of 2014, at a cost of $0.8 million. These put options covered approximately 13,200 tons of zinc production and were put in place to provide protection to operating cash flow in the event that zinc prices declined below that level during the construction and start-up of the new zinc facility. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to zinc fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These zinc fixed price swaps were also transacted without any payment by us. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we had put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production through the first quarter of 2014.
The put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014. The average LME monthly zinc prices for five of the nine months in the period ended September 30, 2013 were lower than the strike price for the contracts and the Company received a total of $1.3 million during the nine months ended September 30, 2013.
At September 30, 2014, the Company did not have any remaining put options in place.
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
We paid cash of $0.5 million from the settlement of zinc fixed price swaps during the nine months ended September 30, 2014.
In October and early November 2014, we added zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.
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

Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the nine months ended September 30, 2014.
Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ending September 30, 2014, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
There have been no material changes in our Risk Factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013, which was filed with the SEC on March 13, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
[None]
Item 3. Defaults Upon Senior Securities.
[None]
Item 4. Mine Safety Disclosures
[None]
Item 5. Other Information.
[None]

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

10.1
Fifth Amendment to Revolving Credit and Security Agreement, dated as of September 22, 2014, by and among Horsehead Corporation, Horsehead Metal Products, Inc. and Horsehead Zinc Powders, LLC, as borrowers, Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Corp., as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report filed on Form 8-K on September 22, 2014).

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on November 10, 2014.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 10, 2014
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	November 10, 2014
Robert D. Scherich