Form 10-K
period 2014-12-31
Horsehead Holding Corp
filed 2015-03-02
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Large accelerated Filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of the registrant's common stock held by non-affiliates of the registrant was approximately $801 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant's common stock have been treated as held by affiliates.
The number of shares of the registrant’s common stock outstanding as of February 26, 2015 was 56,655,577.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the registrant's definitive proxy statement for its 2015 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission not later than March 26, 2015 are incorporated by reference into Part III of this report on Form 10-K. In the event such proxy statement is not filed by March 26, 2015, the required information will be filed as an amendment to this report on Form 10-K no later than that date.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part I, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; the state of the credit and financial markets; decreases in the prices of zinc, silver and nickel-based products; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to ramp-up production at our new zinc facility, and the timing and cost of the ramp-up; our ability to realize the projected benefits from the new zinc facility once fully operational; our ability to obtain silver from the co-product recovery circuit; our ability to produce Special High Grade zinc; our ability to service our debt; our ability to integrate acquired businesses; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; the effect of litigation related to worker safety or employment laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our substantial indebtedness and limitations in our debt documents.
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

ii

PART I

ITEM 1. BUSINESS

Horsehead Holding Corp. is the parent company of Horsehead Corporation, a leading U.S. producer of zinc metal and a leading recycler of electric arc furnace ("EAF") dust ("Horsehead"), The International Metals Reclamation Company, LLC, a leading recycler of nickel-bearing wastes and nickel-cadmium (“Ni-Cd”) batteries in North America (“INMETCO”) and Zochem Inc., a leading producer of zinc oxide in North America ("Zochem"). Horsehead is the parent company of Horsehead Metal Products, LLC which owns and operates our recently completed new zinc facility in Mooresboro, North Carolina. We currently have production and/or recycling operations at six facilities located in five states in the United States. Zochem operates from one facility located in Canada.

Our products are used in a wide variety of applications, including in the galvanizing of sheet and fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are the largest single-site producer of zinc oxide in North America. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our INMETCO operations, we believe we are also a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of Ni-Cd batteries and other types of batteries in North America.

While we vary our raw material inputs, or feedstocks, based on cost and availability, our zinc products produced at our new zinc facility in Mooresboro, North Carolina and our nickel products produced at our INMETCO facility, use 100% recycled materials, including, in the case of our zinc products, zinc recovered from our four EAF dust recycling operations located in four states. Our EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We produce zinc products at our Brampton, Ontario, Canada facility utilizing Special High Grade ("SHG") zinc metal as raw material feedstock. INMETCO provides recycling services, some of which are on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as three business segments, Horsehead, INMETCO and Zochem.

During the year ended December 31, 2014, we sold approximately 258.0 million pounds of zinc finished products, 195.0 million pounds of waelz oxide and zinc calcine and 21.0 million pounds of nickel-based products, generally priced at amounts based on zinc and nickel prices on the London Metals Exchange (“LME”). For the year ended December 31, 2014, we generated sales and recorded a net loss of $453.9 million  and $15.5 million, respectively.

In September of 2011, we began construction on a new, state-of-the-art zinc facility located in Mooresboro, North Carolina to replace our Monaca, Pennsylvania facility. We began production at our new zinc facility in May 2014. Our new facility provides us with the capability to produce SHG zinc, Continuous Galvanizing Grade ("CGG") zinc and High Grade zinc, in addition to the Prime Western ("PW") zinc that we produced at our former Monaca, Pennsylvania facility. The first month of operation of our new facility validated that the process as designed, is capable of producing SHG quality electrolyte from waelz oxide ("WOX") using the solvent extraction process. The new facility's design relies upon sustainable manufacturing practices to produce zinc solely from recycled materials and uses significantly less fossil fuel than our former Monaca, Pennsylvania facility, allowing us to significantly reduce emissions of greenhouse gases ("GHGs") and particulates into the atmosphere.

We believe that the new facility, once fully operational, will provide us with a number of substantial benefits, including reduced manufacturing conversion costs due to the lower energy cost; higher labor productivity; reduced operating maintenance costs; and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine the majority of our WOX prior to its use. We believe that the new zinc facility's capability to convert WOX and other recycled materials into SHG zinc and other grades will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and potentially LME warehouses, while continuing to serve customers in our existing markets. In addition, the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility replaced our zinc smelter in Monaca, Pennsylvania, which was permanently shut down in April 2014. The former Monaca smelter was over eighty years old and utilized a higher-cost pyrometallurgical process.

We also believe that additional benefits may be realized once the new facility is fully operational. These additional benefits include a reduction in the cost of hedging the price of zinc, which averaged $9.1 million per year for the period from 2008 to 2013

(the last full year of production at our Monaca, Pennsylvania facility), reduced maintenance capital spending, which averaged $7.8 million per year at our Monaca facility for the period from 2007 to 2012 (the last year significant capital expenditures were made at our Monaca facility) and reduced state income taxes as a result of certain tax incentives available as a result of the investment in the new zinc facility.

Our new zinc facility currently in the ramp-up stage has experienced operational difficulties that we believe are typical of a start-up of this size which have resulted in production interruptions. Numerous improvements have been made to remediate these issues and improve the ramp-up rate. The primary bottleneck thus far has been the removal of solids at the front end of the process. This is conventional technology used extensively in hydrometallurgical and mining applications, thus we anticipate that this issue will be resolved. We have made progress through better control of the process and improvements in equipment reliability. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. However, issues such as the removal of solids described above have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility. The facility operated continuously since early August 2014 after a shutdown during the month of July 2014. On January 5, 2015, we reported that the facility produced approximately 12,000 tons of zinc metal in the fourth quarter of 2014 (with approximately 5,400 tons produced in December), compared to approximately 4,300 tons in the third quarter of 2014 and approximately 3,400 tons in the second quarter of 2014. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by recent extreme cold weather conditions. On February 20, 2015, we began a planned seven day outage to address several of these issues. We expect to ramp-up production following this outage. Our interim target is to demonstrate that no bottlenecks exist to operating the facility at 75% of nameplate capacity, or 330 tons per day, by the end of the first quarter of 2015. We believe that our ability to achieve this higher level of production will depend primarily on the absence of further unplanned equipment issues. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment. Timing, however, for the completion of the ramp-up to full production cannot be determined with any certainty at this time.

In connection with the start of operations at our new zinc facility, we permanently closed our Monaca, Pennsylvania facility in April 2014. Our Monaca, Pennsylvania facility is under contract to be sold to Shell Chemical LP (“Shell”) pursuant to an option to purchase granted in March 2012 that was exercised on November 7, 2014. A large majority of the demolition at the site has been completed at Shell’s expense. We will retain ownership of a non-hazardous captive landfill located at that site and we are currently in the process of separating our National Pollutant Discharge Elimination System permit into two permits, one to be held by Shell for the portion of the site that would be acquired by Shell and a separate one held by us for our continuing operation of the landfill.

Competitive Strengths

Leading Market Positions and Strategically Located Recycling Facilities

We believe that we are a leading recycler of nickel-bearing waste material generated by the stainless and specialty steel industry and a leading recycler of nickel-bearing batteries. Before closing our Monaca, Pennsylvania facility, we were the largest producer of zinc metal by capacity in the United States; we believe that our new zinc facility, once fully operational, will exceed the capacity of the former Monaca facility. In addition, we believe that we are the largest North American recycler of EAF dust and that we currently recycle more than half of all EAF dust generated in the United States. Our four company-owned EAF dust recycling facilities are strategically located near major EAF operators, reducing transportation costs and enhancing our ability to compete effectively with other means of EAF dust disposal. We believe that the location of our facilities, together with our long-term EAF dust contracts with several of our customers, competitive cost position, extensive zinc distribution network and proprietary market knowledge, will enable us to maintain our leading market positions and continue to capture market share in zinc products, zinc recycling and nickel-bearing waste recycling.

Strong, Long-Standing Relationships with Diverse Customer Base

We believe that our product quality, reputation for on-time delivery and competitive pricing enable us to maintain strong relationships with a broad base of customers in each of our end markets. For example, we believe that before closing our Monaca, Pennsylvania facility, we were the leading supplier of zinc metal to the after-fabrication hot-dip segment of the North American galvanizing industry and believe that our new zinc facility, once fully operational, will be a leading supplier to this market. We sell zinc oxide to over 250 producers of tire and rubber products, chemicals, paints, plastics and pharmaceuticals. We have supplied zinc oxide to nine of our current ten largest zinc oxide customers for over ten years, and our acquisition of Zochem on November 1, 2011, a producer of zinc oxide in North America, expanded our customer base throughout North America. We believe that we are the largest recycler of EAF dust in the United States, and we now recycle EAF dust for nine of North America’s ten largest carbon steel EAF operators and North America’s four largest stainless steel producers. In addition, we provide environmental services to over 200 customers that generate nickel-containing waste products such as filter cake, spent pickle liquor, grinding swarf and mill scale. We also collect and recycle batteries from Call2Recycle (formerly The Rechargeable Battery Recycling Corporation), founded in 1994 by five major rechargeable battery makers, as well as through our own collection programs.

A Leading Environmental Services Provider to the U.S. Steel Industry

We believe that we are one of the leading environmental service providers to the U.S. steel industry, having recycled 11.2 million tons of EAF dust since 1990, which is the equivalent of approximately 2.2 million tons of zinc to date representing the dust generated in the production of over 650 million tons of steel. Our recycling and conversion of this EAF dust reduces a steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill. Our predecessor company developed this proprietary process during the 1980s and we have been a leading EAF dust processor ever since. We use the recycled material as low cost feedstock for our metal production operations, yielding a competitive cost advantage.

Low-Cost Feedstock and Contracted EAF Dust Sources

We believe that we are the only zinc metal producer in North America with the proven ability to produce zinc metal using 100% recycled zinc feedstocks. Our use of large amounts of recycled feedstock reduces our exposure to increases in LME zinc prices and increases our operating margins during periods of high LME zinc prices. In addition, our EAF dust recycling operations provide us with a reliable, cost-effective source of recycled zinc without relying on third-party sellers. Further, several of our EAF dust customers have long-term contracts to provide us with their EAF dust.

Our new zinc facility relies upon sustainable manufacturing practices to produce zinc solely from recycled materials and uses significantly less fossil fuel than our former facility in Monaca, Pennsylvania. The new zinc facility converts WOX produced from EAF dust recycling and other recycled materials into SHG and other grades of zinc and eliminates the need to calcine the majority of our WOX prior to its use. We believe the technology used at our new zinc facility will also allow us to recover value from metals such as silver and lead contained in EAF dust.

Proven, Proprietary Technology with Flexible Processes

Since our recycling processes convert EAF dust and other wastes into saleable products, our EAF dust customers generally face less exposure to environmental liabilities from EAF dust, which the U.S. Environmental Protection Agency (“EPA”) classifies as a listed hazardous waste, than if they disposed of their EAF dust in landfills. The EPA has designated our recycling processes as the “Best Demonstrated Available Technology” for the high-temperature metals recovery from EAF dust from both carbon steel mini-mill and stainless steel producers. In addition, we expect our new zinc facility to be able to produce zinc from a wide range of zinc-bearing raw materials. We expect that this flexibility will allow us to modify our feedstock mix based on cost and availability, as well as to use 100% recycled zinc feedstock, whether purchased from third parties at a discount to the LME zinc price or generated by our EAF dust recycling operations. We believe that our INMETCO recycling process is a successful technology for the recycling of a broad range of nickel-bearing waste products. We have successfully licensed this technology in the past.

Strong, Experienced Management Team

Our eleven-member senior management team collectively has over 200 years of experience in zinc- and metal-related industries. James M. Hensler, our Chief Executive Officer, joined us in early 2004 and has since established a culture of continuous improvement in safety and operational excellence, which has led to significant cost reductions, productivity improvements and growth.

Business Strategy

Ramp-up Production at our New Zinc Facility

In May 2014, we began production at our new zinc facility and on January 5, 2015, we reported that the facility produced approximately 12,000 tons of zinc metal in the fourth quarter of 2014. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment. Our new zinc facility currently in the ramp-up stage has experienced operational difficulties that we believe are typical of a start-up of this size which have resulted in production interruptions. Numerous improvements have been made to remediate these issues and improve the ramp-up rate. The primary bottleneck thus far has been the removal of solids at the front end of the process. We have made progress through better control of the process and improvements in equipment reliability. The facility has operated continuously since early August 2014 after a shutdown during the month of July 2014. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by recent extreme cold weather conditions. On February 20, 2015, we began a planned seven day outage to address several of these issues. We expect to ramp-up production following this outage. Our interim target is to demonstrate that no bottlenecks exist to operating the facility at 75% of nameplate capacity, or 330 tons per day, by the end of the first quarter of 2015. We believe that our ability to achieve this higher level of production will depend primarily on the absence of further unplanned equipment issues. We expect to continue to work to correct the issues we have encountered in order to achieve better production levels in the coming months. Thus far, we have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility.

Once fully operational, we expect to achieve significant benefits from the new zinc facility, including lower energy cost, higher labor productivity, reduced operating maintenance costs and lower operating and logistics costs at our EAF dust recycling plants resulting from the elimination of the need to calcine a majority of our WOX prior to its use. The facility enables us to convert WOX derived from EAF dust and other recycled materials into SHG zinc, CGG zinc and High Grade zinc, in addition to the PW grade that we produced at our former Monaca facility. This will allow us to expand into new markets, including selling to continuous galvanizers (which include some of our EAF dust customers) die casters and potentially LME warehouses, while continuing to serve customers in our existing markets. The technology associated with the new zinc facility will also allow us to recover valuable metals such as silver and lead contained in EAF dust. We began introducing feed into the lead-silver recovery circuit during the fourth quarter and have started to produce lead-silver concentrate that we are currently analyzing to fine tune this circuit. We are also addressing some issues with pump selection identified during the initial operating period. The new zinc facility replaced our older smelter technology and will allow us to significantly reduce emissions of greenhouse gases and particulates into the atmosphere.

We believe we will be able to achieve a number of additional benefits from our new zinc facility, including lower capital expenditures for maintenance, lower state income taxes as a result of certain tax incentives available for the investment in the new zinc facility and lower cash costs associated with our hedging program. For instance, our annual capital expenditures for maintenance of the Monaca, Pennsylvania facility averaged $7.8 million per year for the period from 2007 to 2012 (the last year significant expenditures were made at our Monaca facility); we expect these expenditures at our new facility to be substantially less. Under our hedging program, we purchased put options at an average annual cost of $9.1 million for the period 2008 to 2013 (the last full year of production at our Monaca facility); however, as a low-cost producer at our new zinc facility, we expect our hedging costs to be substantially lower, as our risk of negative cash flow at lower zinc prices will be substantially less.

Continue to Focus on Production Efficiencies and Operating Cost Reductions

In 2011, we idled our power plant located in Monaca and entered into a contract to purchase electricity realizing estimated savings of $5.4 million in 2012. During the fourth quarter of 2012, we decided to permanently shut down the power plant.

During 2012, we increased the use of WOX at our former Monaca, Pennsylvania facility and implemented initiatives to reduce the iron content of the WOX produced at three of our recycling facilities, resulting in cost savings of $2.5 million and $1.7 million, respectively. In March 2012, we granted Shell an option to purchase our Monaca, Pennsylvania facility, which provided for demolition activities at Shell's expense. The option was exercised on November 7, 2014. The option also included our Horsehead Zinc Powders, LLC facility, which was co-located on the Monaca site.

In 2013, we idled the cadmium recovery facility at INMETCO by modifying the process to permit direct charging of Ni-Cd batteries to the rotary hearth furnace generating a net annual benefit of approximately $1.5 million. In addition, in December 2013, we entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the new zinc facility and became operational in August 2014. The majority of the feedstock for the new zinc facility will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated investment in ThirtyOx is expected to be less than $2.0 million. Also in December 2013, we sold our copper-based powders line of business located in Palmerton, Pennsylvania. This business unit was considered to be non-core and was not making a positive contribution to our profit margin. We have continued to operate our zinc powder business at our Palmerton facility.

In April 2014, we ceased production at our Monaca, Pennsylvania facility in order to transition production to the new zinc facility in Mooresboro, North Carolina. We believe that the new zinc facility, once fully operational, will provide us with a number of substantial benefits, including reduced manufacturing conversion costs due to lower energy cost; higher labor productivity;

reduced operating maintenance costs and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine the majority of our WOX prior to its use.

We expect to continue to pursue capital investment opportunities to improve production efficiencies and reduce costs at our current facilities, including at our new Mooresboro, North Carolina facility.

Expand EAF Dust Recycling Capacity

We estimate that in 2007 approximately one-third of the carbon steel EAF dust generated in the United States was deposited in landfills, including by our existing EAF dust customers. Since then, new EAF steel plant projects have come online, further increasing EAF dust generation in the United States. Due to productivity, capital and operating cost efficiencies relative to integrated steel mills, the mini-mill share of the U.S. steel market has increased in the last ten years and is expected to account for over 60% of U.S. steel produced, according to the Steel Manufacturers Association. Steel mini-mill operators have increasingly relied on recyclers rather than landfills to manage this increased output. In order to grow our EAF dust recycling business, we placed a new kiln with an annual EAF dust recycling capacity of 80,000 tons into production in early 2008 at our facility in Rockwood, Tennessee and placed into production two kilns with a combined annual capacity of 180,000 tons at our facility in Barnwell, South Carolina in 2010. We entered into a long term contract with a major U.S. steel mini-mill producer to process all of the EAF dust generated at its facilities located near this plant. In 2009, we acquired the EAF dust contracts held by Envirosafe Services of Ohio, Inc (“ESOI”), a leading landfill disposer of EAF dust. In addition to generating additional service fees, our kilns provide us with additional low-cost recycled zinc that we can use in our own production process or that we can sell as feed to zinc smelters. We estimate that with the increased recycling capacity, less than 10% of the EAF dust generated is now deposited in landfills. We are currently considering the addition of a fifth dust recycling facility in the U.S. of a size similar to our three current two-kiln facilities, to increase our production capacity in response to third party growth in EAF steelmaking capacity and to reduce transportation costs for us and our customers. We also believe there is potential to gain additional market share from existing customers as a result of industry consolidation.

Diversify and Expand Environmental Services Business

Our core strengths relate to our proven ability to manage hazardous and non-hazardous wastes generated by industrial processes and our experience and capabilities to recover valuable metals from these waste streams. We expect to expand our environmental services business into a broader range of metal-bearing wastes. The acquisition of INMETCO is an example of this diversification and we believe that INMETCO will be a platform for further growth. The recent entrance of Outokumpu, a leading global stainless steel producer, into the Untied States market creates an opportunity for us to increase capacity at INMETCO to supply Outokumpu's growing need at its new stainless steel melt facility in Calvert, Alabama. We expect to continue to pursue diversification and acquisition opportunities in the area of environmental services, such as recycling metals from spent catalysts and acquiring metal processing businesses. We believe this strategy, along with the planned recovery of metals such as silver and lead from WOX at our new zinc facility, will reduce our exposure to changes in zinc and nickel prices.

Continue to Reduce Exposure to Commodity Price Fluctuations

We regularly evaluate our zinc price hedging alternatives considering the costs and benefits in light of the commodity price environment. We sourced over 90% of our zinc feedstock during 2014 at our former Monaca, Pennsylvania facility and new Mooresboro, North Carolina facility from our EAF dust recycling operations. This source of feedstock is not significantly impacted by changes in LME zinc prices. The remainder of our zinc feedstock costs is derived primarily from zinc secondaries which use LME-based pricing, and therefore are somewhat naturally hedged against changes in the LME price.

We use instruments such as put options and swaps to protect our Company from price fluctuations. During August 2013, we put in place equivalent $0.85 per pound strike price put options covering 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 4,950 tons per month of zinc production from October 2013 through March 2014 to zinc fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional zinc fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These zinc fixed price swaps were also transacted without any payment by us. At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26,600 tons. We converted a portion of our put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. At December 31, 2013, we had put options in place with a strike price of $0.85 per pound covering approximately 11,600 tons of zinc production for the first quarter of 2014. The put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and we received no settlement payment during 2014.

During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter. In late July and early August 2014, we added zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month. In October and early November 2014, we added zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp-up of production at the new zinc facility. We received a net of $0.7 million for settlement of our fixed rate swaps in 2014.

Under our hedging program, we purchased put options at an average annual cost of $9.1 million per year for the period from 2008 to 2013 (the last full year of production at our Monaca, Pennsylvania facility); however, as a low-cost producer at our new zinc facility, we expect our hedging costs to be substantially lower, as our risk of negative cash flow at lower zinc prices will be substantially less, once the new zinc facility is fully operational.

Pursue Acquisition, Diversification and Expansion Opportunities

In 2011, we acquired Zochem, located in Brampton, Ontario Canada, a producer of zinc oxide in North America. This acquisition broadened our geographic reach, diversified our customers and markets for zinc oxide and provided added operational flexibility. We completed a capacity expansion at this facility in 2014, bringing our total investment in Zochem, including its initial purchase price, to $32 million. The expansion increased the total zinc oxide production capacity at Zochem by approximately 20,000 tons to approximately 72,000 tons per year.

We believe INMETCO provides new potential platforms for growth, including increasing capacity of the existing facility, growing our share of the battery recycling market, recycling other industrial wastes to recover metals in addition to nickel and enabling us to expand internationally. We have increased power to our submerged arc furnace to increase melting output and keep pace with stronger tolling receipts. We believe there are further opportunities to increase capacity at INMETCO to service additional growth in nickel-bearing industrial wastes generated by U.S. stainless steel producers. We are also currently evaluating opportunities outside the United States for the use of INMETCO's technology.

In December 2013, we entered into the ThirtyOx joint venture with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing facility is located in North Carolina near the new zinc facility and became operational in August 2014. The majority of the feedstock for the new zinc facility will be supplied by our EAF dust recycling facilities. Thirty Ox is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal.

We intend to continue to identify and enter new markets and to increase our production capacity, product offerings, customer base, operating flexibility and product margins through strategic acquisitions and internal expansion initiatives.

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

On August 15, 2007, we completed an initial public offering and began trading our common stock on the NASDAQ stock market.

In June 2009, we acquired the EAF dust collection business of ESOI, the then largest land-filler in our market. As part of this acquisition, we purchased their EAF dust contracts, one of which was for 10 years with a major Midwestern producer. We did not acquire their landfill or landfill operations.

On December 31, 2009, we acquired INMETCO.

On November 1, 2011, we acquired Zochem.

On October 30, 2013, we completed an underwritten public offering of 6,325,000 shares of common stock at $12.00 per share.

On January 28, 2015, we completed an underwritten public offering of 5,750,000 shares of common stock at $12.75 per share.

Operations

Our zinc recycling facilities recycle EAF dust into WOX, which we then use as raw material feedstocks in the production of zinc metal and value-added zinc products. The new zinc facility in Mooresboro, North Carolina which began operations in May 2014 utilizes ZINCEX TM solvent extraction technology coupled with state-of-the-art electro-winning and casting capabilities. The new zinc facility converts WOX produced from our EAF dust recycling facilities and other recycled materials into SHG and other high grades of zinc in addition to the PW zinc that we previously produced. We believe the new technology will also allow us to recover value from metals such as silver and lead contained in EAF dust.

Until the closure of our Monaca, Pennsylvania smelter in April 2014, the majority of the WOX produced by our recycling facilities was further refined into calcine and used as a raw material feedstock. After April 2014, the zinc calcine produced was sold to third parties. The calcining operation will be shut down when Mooresboro begins to consistently achieve a production capacity utilization level of approximately 75%.

Our nickel facility recycles a broad range of nickel-bearing wastes into a remelt alloy product used in the production of stainless steel.

Our recycling and production operations form a complete recycling loop, as illustrated below, from recycled metals to finished zinc or nickel-bearing products. We believe we are the only primary zinc producer in the United States that uses recycled materials for substantially all of its zinc feedstocks.

Zochem, which we acquired on November 1, 2011, uses SHG zinc metal to produce zinc oxide.

Zinc Products and Services - Horsehead and Zochem

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

Currently, the WOX generated at our Palmerton, Pennsylvania facility and at times WOX generated at our other EAF dust recycling facilities, is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further increased to approximately 65% to 70%, and the product is collected as zinc calcine in granular form. Prior to the closure of the Monaca smelter in April 2014, the majority of zinc calcine was shipped to that facility, or at different time periods, a portion was sold to other zinc refineries around the world. Beginning in the fourth quarter of 2013 and throughout 2014, due to the reduced production and eventual closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which began production in May 2014, we sold WOX and zinc calcine to third parties. The calcining operation will be shut down when Mooresboro begins to consistently achieve a production capacity utilization level of approximately 75%.

We believe the technology associated with the new zinc facility will also allow us to recover value from metals such as silver and lead contained in EAF dust.

In order to expand our EAF dust recycling capacity, we brought an 80,000 tons per year kiln online at our Rockwood, Tennessee facility in January 2008 at a cost of approximately $33 million. In 2010, we brought a new 180,000 tons per year kiln facility online in Barnwell, South Carolina for a total investment of approximately $65 million. We are currently considering the addition of a fifth dust recycling facility in the United States of a size similar to our three current two-kiln facilities, to increase our production capacity in response to third party growth in EAF steelmaking capacity and to reduce transportation costs for us and our customers. We also believe there is potential to gain additional market share from existing customers as a result of industry consolidation.

Zinc Production

On October 31, 2013, we notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of our manufacturing operations at our former facility located in Monaca, Pennsylvania were expected to be permanently closed and shut down within several months of the notice. On December 23, 2013, the zinc oxide and high purity metal refinery operations at the Monaca facility ceased operation. As of December 31, 2013, the smelting operation was reduced from six furnaces to five furnaces as the remaining zinc feedstock at the site was converted to PW grade zinc metal. At the end of April 2014, our Monaca, Pennsylvania facility was shut down permanently.

The chart below describes the flow of operations for our zinc facilities. The chart begins with the input of raw materials, continuing through the production processes and identifying finished products and end uses for each such raw material.

RAW MATERIALS
PRODUCTION PROCESS
FINISHED PRODUCTS
END USES
EAF Dust
Waelz Kiln
IRM
Miscellaneous Markets (cement, asphalt)
WOX
Wash/ Leach
SX
EW
Melt/ Cast
SHG, PW, CGG Metal
Galvanizing, Alloyers, Brass & Other Metal Users
Oxidic Fines
Zinc Secondary Materials
ThirtyOx JV
Lead-Silver Recovery
Lead Carbonate with Silver
Lead Smelter Feed
Secondary Metallic Zinc
Secondary Zinc Market
Zochem
Zinc Oxide
Tires, Chemicals, Agriculture
SHG
Zinc Powder Atomization
Coatings, Chemicals, Batteries

The new zinc facility located in Mooresboro, North Carolina began production in May 2014. The facility, when fully operational, is expected to produce 155,000 tons per year of zinc metal in the form of slabs or jumbo ingots and in zinc grades, including SHG, CGG and other High Grades zinc, in addition to PW zinc that we produced at our former Monaca, Pennsylvania facility. We believe the equipment is capable of producing over 170,000 tons of zinc metal per year without significant additional investment. The facility is fed with a combination of WOX generated at the Company’s EAF dust recycling plants and secondary zinc oxides purchased from the Company’s ThirtyOx joint venture. These sources may be supplemented by other purchased sources of zinc-bearing materials from time-to-time.

A diagram of the new zinc facility is shown in the chart below:

Simplified Block Diagram of Zinc SX/EW Plant

Waelz Oxide
Skimmings
Wash/Leach / Neutralization
Area 100
Clarifier/ Sand Filter
Leach Solids
Area 600
Lead/Silver Recovery
Lead/Silver Conc
Zinc Conc. A
Clarified Leach Solution
SX Extraction
SX Washing
SX Stripping
Cadmium Cement
Gypsum
Gypsum Precipitation
Cementation
SX Depletion
Area 200
Bleed Treatment
Electrowinning
Area 400
Effluent
Final Treatment
Area 300
Zinc Conc. B
Melting
Casting
SHG Zinc
CGGZinc
PW Zinc
Area 500
=
Indicates Decoupled Unit Operation
with significant buffer capacity

The new zinc facility uses a technology which is completely different from that used at our former Monaca smelter. The technology consists of two primary parts: (1) leaching and solvent extraction, known as the ZINCEXR process which was licensed under an agreement with Tecnicas Reunidas and (2) electrowinning, melting and casting technology licensed under an agreement with Asturiana de Zinc. In the leach-SX section, WOX is first washed in water to remove soluble elements such as chlorine, potassium and sodium, then leached in a sulfuric acid solution to dissolve the contained zinc creating a pregnant liquor solution ("PLS"). The undissolved solids which will contain lead and silver are filtered and treated separately in a lead-silver recovery circuit to produce a high grade lead carbonate product which will be sold as a feed source to lead smelters. The PLS will be processed in a solvent extraction step in which zinc is selectively extracted from the PLS using an organic solvent creating a purified zinc-loaded electrolyte solution. During this process, impurities that build up in the system are removed in a bleed treatment step, which removes contaminants, to produce a clean effluent solution which will be discharged from the facility. The loaded electrolyte is fed into the electrowinning process also known as the cell house or tank house. In this process, electrical energy is applied across a series of anodes and cathodes submerged in “cells” containing the electrolyte solution causing the zinc to deposit on the surfaces of the cathodes. As the zinc metal builds up on these surfaces, the cathodes are periodically harvested in order to strip the zinc from their surfaces at which point the cathodes are returned to the cells to continue the deposition process. The sheets of zinc cathode are bundled and transported to an induction melting unit and automatically lowered into a bath of molten zinc. The molten zinc flowing from the melting unit may be directed either to alloying furnaces to produce CGG or PW or cast directly as SHG or High Grade zinc in either slab or jumbo ingot molds for sale to galvanizers, alloyers, brass producers and other users of zinc metal.

Our Zochem facility, which we acquired on November 1, 2011, is located in Brampton, Ontario, Canada and produces zinc oxide. The facility completed an expansion project during the first quarter of 2014 and currently has production capabilities of approximately 72,000 tons of zinc oxide per year from seven muffle type furnaces. The production process uses SHG zinc metal as raw material which is added to the melting section of the furnaces. The melted zinc is then boiled and the zinc vapor is combusted as it enters an oxidation chamber. The zinc oxide is then collected and packaged for shipment.

Products and Services

We offer a wide variety of zinc products and services. In 2014, we sold approximately 129,000 tons of zinc finished products. The following are our primary zinc products.

Zinc Metal

The new zinc facility will be capable of producing SHG, CGG and High Grade zinc, in addition to the PW zinc that we produced at our former Monaca smelter, and will also enable us to potentially recover other marketable metals from WOX produced from EAF dust recycling. It will also allow for SHG zinc to be alloyed with other metals. We believe this will allow us to expand into new markets, including selling to continuous galvanizers operated by the steel mills, which include some of our EAF dust customers, die casters and potentially LME warehouses. PW zinc is sold to the hot-dip galvanizing and brass industries. The after-fabrication hot-dip segment of the North American galvanizing industry uses our PW zinc metal to provide a protective coating to a myriad of fabricated products, from pipe and guard rails to heat exchangers and telecommunications towers. We also sell PW zinc metal for use in the production of brass, a zinc/copper alloy. We believe that our operational standards and proximity to customers allow us to deliver higher quality metal than many of our competitors.

Zinc Oxide

As a result of our acquisition of Zochem on November 1, 2011, we were able to broaden our geographic reach, diversify our customer base and markets for zinc oxide and provide added operational flexibility.

On December 23, 2013, the zinc oxide refinery operation at our Monaca, Pennsylvania facility ceased operation. During 2014, all zinc oxide was produced by our Zochem facility.

We sell over 20 different grades of zinc oxide with differing particle sizes, shapes, coatings and purity levels. Zinc oxide is an important ingredient in the production of tire and rubber products, chemicals, ceramics, plastics, paints, lubricating oils and pharmaceuticals. Various end uses for zinc oxide include the following.

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

EAF Dust Recycling

Our predecessor company created the market for EAF dust recycling for carbon steel mini-mill producers with the development of our recycling technology in the early 1980s, which has since been designated by the EPA as the “Best Demonstrated Available Technology” for processing of EAF dust, a hazardous waste generated by steel mini-mills. Since 1990, we have recycled over 11.2 million tons of EAF dust (equivalent to approximately 2.2 million tons of zinc), representing the dust generated in the production of over 650 million tons of steel. We believe the recycling and conversion of EAF dust reduces the steel mini-mill’s exposure to environmental liabilities which may arise when the EAF dust is sent to a landfill.

In 2014, we processed 593,000 tons of EAF dust compared to 629,000 tons in 2013. The installation of a new Waelz Kiln in Rockwood in early January 2008 increased our recycling capacity by 80,000 net tons, or 15%. We commenced operations at our new kiln facility in South Carolina in 2010, adding an additional 180,000 tons, or 31%, of EAF dust processing capacity. We are currently considering the addition of a fifth dust recycling facility in the United States of a size similar to our three current two-kiln facilities, to increase our production capacity in response to third party growth in EAF steelmaking capacity and to reduce transportation costs for us and our customers. We also believe there is potential to gain additional market share from existing customers as a result of industry consolidation.

In June 2009, we acquired the EAF dust collection business of ESOI, the largest land-filler in our market. As part of this acquisition we purchased ESOI’s EAF dust contracts, one of which was a ten year contract with a major Midwestern producer.

The new zinc facility enables us to convert WOX derived from EAF dust and other recycled materials into SHG zinc and other grades. We believe the new technology will also allow us to recover value from metals such as silver and lead contained in EAF dust.

WOX and Zinc Calcine

In response to the strong demand for zinc-bearing feed materials and attractive pricing, we began selling WOX generated in our Waelz Kilns to other zinc smelters in 2007. We plan to continue selling WOX from time to time based on market conditions. We sold $2.9 million of WOX in 2013 and $7.8 million in 2014. We will continue to evaluate the sale of WOX to third parties until the new zinc facility is fully operational.

Currently, the WOX generated at our Palmerton, Pennsylvania facility and at times WOX generated at our other EAF dust recycling facilities, is further refined in a process called “calcining,” whereby we heat the material to drive off impurities. Prior to the closure of the Monaca, Pennsylvania facility in April 2014, the majority of zinc calcine was shipped to that facility or at certain time periods a portion was sold to other zinc refineries around the world. We sold $0.6 million of zinc calcine during 2013. During 2014, due to the reduced production and eventual closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility, we sold $71.0 million of zinc calcine. The calcining operation will be shut down when Mooresboro begins to consistently achieve a production capacity utilization level of approximately 75%.

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

On November 16, 2012, we acquired Horsehead Zinc Powder, LLC ("HZP"). Horsehead had been a long-term supplier of Special Special High Grade ("SSHG") zinc metal to this business which was co-located at the site of our former Monaca, Pennsylvania facility. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply and all of our zinc production was consolidated into the Palmerton facility. Shipments, however, continued through the end of April 2014. The HZP production facility was subsequently demolished under an agreement with Shell Chemical.

In December 2013, we sold our copper-based powders business located in Palmerton, Pennsylvania. This business unit was considered to be non-core and was not making a positive contribution toward earnings. Certain assets and the production of copper powders was relocated by the purchaser.

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

Customers

Our new zinc facility is capable of producing SHG, CGG, and High Grade zinc, in addition to the PW zinc that we produced at our former Monaca smelter. We also will be able to potentially recover other marketable metals from WOX produced from EAF dust recycling. The new zinc facility also allows for SHG zinc to be alloyed with other metals. We believe this will allow us to expand into new markets, including selling to continuous galvanizers operated by the steel mills, which include some of our EAF dust customers, die casters and potentially LME warehouses. The PW zinc, to be produced at the new zinc facility, is purchased by galvanizers and brass producers and the after-fabrication hot-dip segment of the North American galvanizing industry. In many cases, these customers are also suppliers of secondary materials, including zinc remnants of steel galvanizing processes, to us.

We sell zinc oxide to over 250 different customers under contract as well as on a spot basis, principally to manufacturers of tire and rubber products, lubricating oils, chemicals, paints, ceramics, plastics and pharmaceuticals.

We typically enter into multi-year service contracts with steel mini-mills to recycle their EAF dust. We provide our EAF dust recycling services to over 45 steel producing facilities.

Raw Material

The majority of feedstock for the new zinc facility will be supplied by our EAF dust recycling plants. The remaining portion of raw material feed will be comprised of purchased zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including skimmings produced by several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained, and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the skims from the galvanizing industry, we can purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials can be acquired from our own customers. We also buy WOX from the other U.S. based EAF dust recycler. In addition, we also have long standing relationships with zinc brokers in North America, Europe and South America. These brokers in some cases act as an agent for us and are favorably located to supply us with reliable and cost effective zinc feedstock.

In December 2013, we entered into the ThirtyOx joint venture with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the new zinc facility and became operational in August 2014. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated investment is expected to be less than $2.0 million. At December 31, 2014, we have contributed $0.8 million to this joint venture.

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

Competition

We believe that we are a unique business, having no direct competitor that recycles similar secondary materials into finished zinc products in North America. Our primary competitor in the zinc oxide segment is U.S. Zinc Corporation (“US Zinc”), a wholly-owned subsidiary of Votorantim Metals, Ltda. On November 1, 2011, we acquired Zochem, a wholly owned subsidiary of Hudson Bay Mining and Smelting Co. Limited ("Hudbay") which was previously one of our competitors in the zinc oxide business. US Zinc, located in the middle-southern states of the United States, is also a zinc recycler and our primary competitor but lacks our integrated processing capabilities.

Historically, approximately 75% of the zinc metal consumed in the United States has been imported. We enjoy a domestic freight and reliability advantage over foreign competitors with respect to U.S. customers. Hudbay, Teck Cominco Limited, Nyrstar, Glencore and Penoles are the primary zinc metal producers in the North American market. The vast majority of the metal produced by these companies is used by continuous galvanizers in the coating of steel sheet products. In addition, these producers have mining and smelting operations. We have no mining operations nor, as of May 1, 2014, no smelting operations.

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

In 2013, we idled the cadmium recovery facility at INMETCO by modifying the process to permit direct charging of nickel-cadmium batteries to the rotary hearth furnace.

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

Tolling Services

Under the tolling arrangement, INMETCO charges a processing fee per ton of waste received and returns a remelt alloy product based on the waste’s metal content and INMETCO’s historical metal recovery factors for similar waste products. INMETCO serves almost all of the major austenitic stainless steel manufacturers in the United States in its tolling segment. We believe INMETCO is the only recycler of stainless steel wastes in North America and that INMETCO’s customers rely on its services to promote sustainable business practices, to avoid potential environmental liabilities associated with disposing of hazardous wastes at landfills and to take advantage of the return of valuable metals from their metal-bearing waste products. Most of INMETCO’s tolling customers have signed long-term, exclusive contracts, under which INMETCO processes their metal-bearing wastes. INMETCO receives four main nickel-containing waste materials from the specialty steel industry, which support the “tolling” segment of the business. These materials are flue dust, mill scale, grinding swarf and shot blast dust and are received either in a dry form or a wet form containing oil and/or water. Furnace baghouse dust or flue dust is generated during the melting and refining steps in the manufacture of stainless steel.

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

Customers

While INMETCO has over 200 customers in total, approximately 77% of its sales were made to its top three customers during the year ended December 31, 2014. INMETCO has had a long-term relationship with most of its major customers. Two of INMETCO's top five customers have been customers since INMETCO commenced operations in the late 1970's, one has been a customer since the mid 1980's and two others have been customers since their own start-up in the early 2000's and 2012.

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

We believe INMETCO provides new potential platforms for growth, including increasing capacity of the existing facility, growing our share of the battery recycling market, recycling other industrial wastes to recover metals in addition to nickel and enabling us to expand internationally. We have increased power to our submerged arc furnace to increase melting output and keep pace with stronger tolling receipts. We believe there are further opportunities to increase capacity at INMETCO to service additional growth in nickel-bearing industrial wastes generated by U.S. stainless steel producers. We are also currently evaluating opportunities outside the United States for the use of INMETCO’s technology.

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality and solid and hazardous waste management and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Superfund Amendment Reauthorization Act, the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act, the Clean Water Act, and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the Surface Transportation Board, the Occupational Health and Safety Administration, the Department of Transportation and the Federal Railroad Administration, as well as certain of their state equivalents. We believe that we are in material compliance with applicable laws and regulations, including environmental laws and regulations governing our ongoing operations, and that we have obtained or applied in a timely manner for all material permits and approvals necessary for the operation of our business.

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

In Bartlesville, Oklahoma, we and our predecessor formerly operated a primary zinc processing facility which was closed in the 1990’s and subsequently dismantled. Environmental remediation work at this facility was completed in 2003 in connection with closing these former facilities under a consent agreement with the Oklahoma Department of Environmental Quality. We currently manage this facility including groundwater monitoring and other maintenance activities under a RCRA post-closure permit. We, along with two other responsible parties, provide financial assurance for future post closure care activities at the Bartlesville facility. At December 31, 2014, a reserve on our balance sheet in the amount of $0.7 million has been established for our share of future costs associated with this matter.

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

Our Barnwell, South Carolina facility and our Rockwood, Tennessee facility have been the subject of EPA and state agency investigations alleging violations under RCRA. In connection with these investigations, we are currently working on a settlement with the U.S. Department of Justice, EPA Region 4, and the state agencies. Although the various agencies have acknowledged our efforts to cooperate with these investigations and the improvements and investments made at the facilities to address identified issues, if a settlement is not reached, the government may seek penalties and/or issue permanent injunctions against us. We cannot guarantee that we will be able to reach a satisfactory settlement on these matters, nor can we anticipate the amount of penalties, if any, that may be involved, or other actions that we may be required to complete.

We may also incur costs related to future compliance with or violations of applicable environmental laws and regulations, including, but not limited to, air emission regulations under possible future “Maximum Achievable Control Technology” (“MACT”) rules relating to the Company's operations such as regulations relating to non-ferrous secondary metals production. Our total cost of environmental compliance at any time depends on a variety of regulatory, legal, technical and factual issues, some of which cannot be anticipated. For example, in June 2014, we received a notice and findings of violation from Illinois EPA and EPA Region 5 alleging violations of certain provisions of our Calumet, Illinois facility’s Title V Operating Permit and state and federal air regulations. Although we do not believe that these allegations represent a material risk for us, we believe that the entry into a consent order is likely to occur in this case. We cannot speculate as to the content of the consent order or in any other way guarantee the outcome of these investigations and the impact they could have on our environmental compliance costs. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Employees

As of December 31, 2014, we employed 747 persons at the following locations.

Location	Salaried Personnel	Hourly Personnel	Union Contract Expiration
Monaca, Pennsylvania	1	3	N/A
Pittsburgh, Pennsylvania	47	—	N/A
Bartlesville, Oklahoma	1	—	N/A
Calumet, Illinois	14	49	08/04/17
Palmerton, Pennsylvania	20	87	04/27/15
Palmerton (Chestnut Ridge Railroad), Pennsylvania	—	3	12/15/16
Rockwood, Tennessee	14	51	07/01/15
Barnwell, South Carolina	11	52	N/A
Ellwood City, Pennsylvania	27	66	10/31/16
Mooresboro, North Carolina	54	203	N/A
Brampton, Ontario Canada	19	25	6/30/16
Total	208	539

The majority of our hourly personnel are unionized. Hourly workers receive medical, dental and prescription drug benefits. We do not have defined benefit plans for hourly or salaried employees, except at our Brampton, Ontario Canada site, which was acquired on November 1, 2011. These defined benefit plans include 31 active employees and are currently frozen to additional participants. We have a 401(k) plan for both our hourly and salaried employees at all sites in the United States. Employees at our Brampton, Ontario Canada facility hired after June 30, 2012 are eligible to participate in a retirement plan similar to a 401(k). We have no company-paid medical plan for retirees. Our labor contracts provide for a company contribution and in most cases a company match, which varies from contract to contract. We believe we have satisfactory relations with our employees.

Executive Officers and Key Employees of the Registrant

Set forth below is information concerning our executive officers and key employees.

Name	Age	Position
James M. Hensler	59	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Robert D. Scherich	54	Vice President and Chief Financial Officer
Gary R. Whitaker	59	Vice President, General Counsel and Secretary
Lee Burkett	58	Vice President - Manufacturing
James A. Totera	58	Vice President - Sales and Marketing
Timothy R. Basilone	55	Vice President - Environmental Affairs
Ali Alavi	53	Senior Vice President - Corporate and Environmental Affairs
Bruce Morgan	43	Vice President - Human Resources
Mark Tomaszewski	58	President - INMETCO
Joshua Belczyk	37	General Manager - Zochem
Dr. Anthony Staley	40	General Manager - Horsehead Metal Products, Inc.

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

Our Internet website address is www.horsehead.net. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act of 1934 are available free of charge through our website as soon as reasonably practicable after they are electronically filed with, or furnished to, the SEC. Additionally, our Code of Ethics may be accessed within the Investor Relations section of our web site. Our website and the information contained on that site, or connected to that site are not incorporated into and are not intended to be incorporated into this report.

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

Risks related to our business

We may be unable to resolve the operational issues that have delayed ramp-up of production at our new zinc facility or experience new issues that may cause further delays, each of which would materially harm our profitability, liquidity, financial condition and operations.

In April 2014, we permanently closed our Monaca, Pennsylvania facility and in May 2014, we began production at our new zinc facility. Our new zinc facility has experienced operational difficulties that have resulted in production interruptions and have delayed the ramp-up to full production. We believe our new zinc facility is capable of producing over 155,000 tons of zinc metal per year; however, the facility produced approximately 12,000 tons of zinc metal in the fourth quarter of 2014, approximately 4,300 tons in the third quarter of 2014 and approximately 3,400 tons in the second quarter of 2014. The primary bottleneck thus far has been the removal of solids at the front end of the process. We have made progress through better control of the process and by equipment modifications and the facility has been operating continuously since early August 2014. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by recent extreme cold weather conditions. On February 20, 2015, we began a planned seven day outage to address several of these issues. We expect to ramp-up production following this outage. Our interim target is to demonstrate that no bottlenecks exist to operating the facility at 75% of nameplate capacity, or 330 tons per day, by the end of the first quarter of 2015. We believe that our ability to achieve this higher level of production will depend primarily on the absence of further unplanned equipment issues. We cannot guarantee that our efforts to remediate known issues will be sufficient or that we will not encounter additional issues that may result in further delays. We are also unable to foresee the severity of any such issues. If we are unable to continue to increase production levels and sustain such levels of production, our profitability, liquidity, financial condition and operations would be materially adversely affected.

We may not have sufficient funds to correct operational issues experienced by our new zinc facility.

If we are not able to correct the operational issues currently experienced by our new zinc facility, if new unforeseen operational issues appear, or if the costs of correcting such issues is greater than expected, we could require additional financing, which we may not be able to obtain on acceptable terms in a timely manner or at all. If we cannot obtain additional financing to address any operational issues at our new zinc facility, our liquidity, financial condition and operations would be materially adversely affected.

The projected benefits from the new zinc facility may fail to materialize.

The benefits that we project to receive from the new zinc facility are based on numerous assumptions, and if these assumptions are incorrect, it could negatively impact such projected benefits. The technology that we are using at this new zinc facility has only been implemented in a limited number of production environments, and our assumptions with regard to this technology may be incorrect. Some aspects of the technology in the new zinc facility have not been tested in exactly the same manner on a production scale or the equipment in the new zinc facility may not be operated in exactly the same manner as the other production environments. For example, since we started production in May 2014, although we have been able to produce SHG zinc, we have had periods following operational disruptions during which we have been limited to producing other grades of zinc that sell for less than SHG zinc. If we are not able to remediate these operational issues, our ability to produce SHG zinc could be impaired, reducing the expected revenues from sales and limiting the markets for sales of our zinc metal. We may also not be able to realize the reduced recycling costs or the logistical benefits that come from directly converting WOX to SHG zinc or other grades of zinc. Further, we may be unable to penetrate the market for the SHG zinc or other grades of zinc that we plan to produce.

The projected benefits from the new zinc facility are based on numerous assumptions, all of which are subject to change, including the recovery rate and prices of zinc and the other metals we expect to recover, the prices of other metals we expect to sell, energy consumption requirements, energy prices, the number of employees required to operate the new zinc facility and labor and maintenance costs at the new zinc facility, some of which are dependent upon our ability to ramp-up production. The actual incremental benefits that we expect to achieve from our new zinc facility may be significantly less than expected. If any of our assumptions are incorrect, we may not realize the anticipated benefits from the new zinc facility, which could negatively impact our future business and results of operations.

Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities could prevent us from meeting customer demand, reduce our sales, increase our costs and/or negatively impact our results of operations.

An interruption in production or service capabilities at any of our production facilities as a result of equipment or power failure or other reasons could limit our ability to deliver products to our customers, reducing our net sales and net income, increasing our costs and potentially damaging relationships with our customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, damage to our reputation and/or permanent loss of customers. Any such production stoppage or delay could also require us to make unplanned capital expenditures, which together with reduced sales and increased costs, could adversely affect our results or operations. For instance, since the start-up of our new zinc facility we have encountered operational difficulties that have prevented ramp-up to full production. These operational difficulties have resulted in production interruptions.

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

We derive most of our revenue from the sale of zinc and a portion of our revenue from nickel-based products. Changes in the market prices of zinc and nickel impact the selling prices of our products, and therefore our profitability is significantly affected by decreased zinc and nickel prices. Market prices of these metals are dependent upon supply and demand and a variety of factors over which we have little or no control, including:

•	U.S. and world economic conditions;

•	the balance between supply and demand;

•	availability and relative pricing of metal substitutes;

•	labor costs;

•	energy prices;

•	environmental laws and regulations;

•	weather;

•	import and export restrictions; and

•	the effect of financial commodity speculations.

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

Our zinc and nickel-based products compete with other materials in many of their applications. For example, PW zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators also can use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, SHG zinc and CGG zinc are used by continuous galvanizers to produce galvanized flat-rolled sheet steel for the automotive market. There have been recent plans by automotive companies to use lighter weight aluminum sheet to replace galvanized steel. Any such shifts in industry uses could affect our sales.

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

We face intense competition from regional, national and global companies in each of the markets we serve, where we face also the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater financial and other resources than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower price than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports have historically represented approximately 75% of U.S. zinc metal consumption.

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

Our ability to make scheduled payments of the principal or pay interest on or to refinance our 3.80% Convertible Notes (the "Convertible Notes"), our 10.50% Senior Secured Notes (the "Senior Secured Notes"), our 9.00% Senior Unsecured Notes (the "Unsecured Notes"), our credit facilities or other indebtedness we may incur, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control including a delay to ramp-up production at our new zinc facility because of our inability to correct current operational issues or future unforeseen operational issues. Our business may not continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Senior Secured Notes, the Unsecured Notes, our credit facilities or other debt obligations we may incur.

Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.

As of December 31, 2014, we had 747 employees, 281, or approximately 38%, of whom were covered by six union contracts. The collective bargaining agreements for our Palmerton, Pennsylvania and Rockwood, Tennessee facilities expire in April and July of 2015 and the rest of our collective bargaining agreements expire between 2016 and 2017. We may be unable to resolve any present or future contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

Fluctuations in the cost or availability of electricity, coke, and/or natural gas would lead to higher manufacturing costs, thereby reducing our profit margins and limiting our cash flows from operations.

Energy is one of our most significant costs, comprising approximately $55 million of our production costs during 2014 at our Monaca facility until its permanent closure in April 2014, our Mooresboro facility since it's startup of operations in May 2014 and our recycling facilities. Our processes rely on electricity, coke and natural gas in order to operate, and our freight operations depend heavily on the availability of diesel fuel. Energy prices, particularly for electricity, natural gas, coke and diesel fuel, have been volatile and have exceeded historical averages in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $5.5 million for 2014. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

If we were to lose order volumes from any of our major customers, our sales could decline significantly and our cash flows may be reduced.

In 2014, our ten largest customers were responsible for 44% of our consolidated sales. In 2014, three of INMETCO’s customers provided 77% of its sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, some of our customers could become involved in bankruptcy or insolvency proceedings and could default on their obligations to us. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, approximately 46% by volume of our zinc product shipments in 2013 were to customers who do not have long-term contractual arrangements, and we currently do not have long-term contractual arrangements with our zinc customers because of the current ramp-up process at our new zinc facility. Therefore, zinc customers currently purchase products and services from us on a spot basis and may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

Our operations are subject to numerous federal and state statutes that regulate the protection of the health and safety of our employees, and changes in health and safety regulation could result in significant costs, which would reduce our profit margins and adversely affect our cash flow from operations.

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

An important part of our strategy is to grow our business by expanding our capacity to process EAF dust. One new kiln to process EAF dust was placed into service in 2008 at our Rockwood, Tennessee facility and two new kilns were placed into service in 2010 at our new recycling facility in Barnwell, South Carolina. In addition, we began production at our new zinc facility in May 2014 and may initiate other construction projects in the future. Our costs in connection with construction projects may also increase to levels that would make our facilities unprofitable to operate. Our planned projects may also suffer significant delays or cost overruns as a result of a variety of factors, such as operational issues, shortages of workers or materials, transportation constraints, adverse weather, unforeseen difficulties or labor issues, any of which could prevent us from completing our expansion plans as currently expected. Our project plans may also result in other unanticipated adverse consequences, such as the diversion of management’s attention from our existing operations. Even if we are able to implement our strategy, projected volumes with respect to our products may not materialize to the extent we expect, or at all, resulting in under-utilized capacity. In addition, as part of our business strategy, we seek to identify and enter new markers and to increase our production capacity, product offerings, customers base, operating flexibility and product margins through strategic acquisitions and internal expansion opportunities and have estimated potential investment amounts involved in such opportunities. However, there is no guarantee that we will pursue these opportunities, that the actual investment amounts will equal our estimates or that we will obtain any benefits from these investments, if pursued.

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

Financial markets in the United States, Europe and Asia have experienced disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. Despite improvements in credit and financial markets, there can be no assurance that there will not be further deterioration in these markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. Tightening of credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

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

Our business is subject to a variety of environmental regulations and our operations expose us to various potential environmental liabilities. For example, we recycle EAF dust, which is listed and regulated as a hazardous waste under the EPA’s solid waste Resource Conservation and Recovery Act ("RCRA"). Failure to properly process and manage EAF dust could result in significant liability for us, including, among other things, costs for health-related claims or for remediation of hazardous substances in the environment. In addition, as part of the purchase of assets out of bankruptcy, we inherited responsibility for several environmental issues from our predecessor at our Palmerton, Pennsylvania and Bartlesville, Oklahoma facilities. The issues related to our Palmerton, Pennsylvania facility are cited in a 1995 EPA and Pennsylvania Department of Protection ("PADEP") consent decree, and the matters relating to our Bartlesville, Oklahoma facility are covered in a RCRA post-closure care permit issued by the Oklahoma Department of Environmental Quality. A reserve in the amount of $2.2 million was originally established as of December 31, 2010, to cover the cost of construction of a storage building for calcine kiln feed materials at our Palmerton, Pennsylvania facility ($1.5 million) and for ongoing post-closure groundwater monitoring and maintenance activities at our Bartlesville, Oklahoma facility ($0.7 million). The reserve ($1.5 million) for the Palmerton, Pennsylvania facility was removed during 2011 since the PADEP concurred with our assessment that construction of the storage building for calcine feed was not necessary. Consequently, no further reserves have been recorded.

Our Barnwell, South Carolina facility and our Rockwood, Tennessee facility have been the subject of EPA and state agency investigations alleging violations under RCRA. In connection with these investigations, we are currently working on a settlement with the U.S. Department of Justice, EPA Region 4, and the state agencies. Although the various agencies have acknowledged our efforts to cooperate with these investigations and the improvements and investments made at the facilities to address identified issues, if a settlement is not reached, the government may seek penalties and/or issue permanent injunctions against us. We cannot guarantee that we will be able to reach a satisfactory settlement on these matters, nor can we anticipate the amount of penalties, if any, that may be involved, or other actions that we may be required to complete.

We may also incur costs related to future compliance with or violations of applicable environmental laws and regulations, including, but not limited to, air emission regulations under possible future “Maximum Achievable Control Technology” (“MACT”) rules relating to the Company's operations such as regulations relating to non-ferrous secondary metals production. Our total cost of environmental compliance at any time depends on a variety of regulatory, legal, technical and factual issues, some of which cannot be anticipated. For example, in June 2014, we received a notice and findings of violation from Illinois EPA and EPA Region 5 alleging violations of certain provisions of our Calumet, Illinois facility’s Title V Operating Permit and state and federal air regulations. Although we do not believe that these allegations represent a material risk for us, we believe that the entry into a consent order is likely to occur in this case. We cannot speculate as to the content of the consent order or in any other way guarantee the outcome of these investigations and the impact they could have on our environmental compliance costs. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Potential federal climate change legislation or greenhouse gas regulation could result in increased operating costs and reduced demand for our products.

Over the past several years, Congress has considered legislation that would cap and reduce emissions of greenhouse gases GHGs for most industrial sectors, although to date no major climate change bill has been enacted. In June 2009, the U.S. House of Representatives passed the American Clean Energy Security Act of 2009, which was introduced by Rep. Henry Waxman (D-CA) and Rep. Edward Markey (D-MA) and commonly known as “Waxman-Markey.” This bill would have established an economy-wide cap-and-trade system for emissions of GHGs, seeking to reduce them 17% below 2005 levels by 2020 and 83% below 2005 levels by 2050. Under Waxman-Markey, sources that emit GHGs would have been required to hold an emission allowance or an offset credit for each carbon dioxide-equivalent ton of a GHG emitted or produced on site. Broadly, Waxman-Markey and similar regulatory programs would likely have resulted in increased costs associated with the production and combustion of carbon-intensive fuels such as coal, oil, refined petroleum products, and gas. This bill was originally passed in the U.S. House, but was defeated in the Senate in 2009. It is possible that similar legislation could be proposed again in the near future.

In addition, the EPA has begun regulating GHG emissions under the Clean Air Act (the "CAA") in response to the Supreme Court’s 2007 decision in Massachusetts v. EPA. In December 2009, the EPA published its findings that atmospheric concentrations of GHGs endanger public health and welfare pursuant to the CAA and that GHG emissions from new motor vehicles and new motor vehicle engines are contributing to air pollution endangering public health and welfare pursuant to the CAA (the “endangerment finding”). Although these findings do not by themselves impose any requirements with respect to sources emitting

GHGs and contain no specific emission reduction targets, they have resulted in subsequent efforts by the EPA to regulate GHGs under the CAA.

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

On October 30, 2009, the EPA promulgated the Final Rule for the Mandatory Reporting of GHG. This rule became effective on December 29, 2009. As part of this rulemaking the EPA identified zinc production as a Source Category consisting of zinc smelters and secondary zinc recycling facilities in Subpart GG of 40 CFR Part 98. This requires the reporting of carbon dioxide (“CO2”), methane (“CH4”), and nitrous oxide (“N2O”) from each Waelz kiln and electrothermic furnace used for zinc production. Additionally CO2, CH4 and N2O from each stationary combustion unit other than the Waelz kilns must also be reported. Starting in 2010, GHG emissions for sources emitting greater than 25,000 metric tons of CO2 equivalents (CO2(e)) are to be reported into a national database set up by the EPA. Some states such as Pennsylvania are now asking that this also be reported as part of an annual inventory submittal.

In addition to the reporting rule on May 13, 2010, the EPA issued a GHG Tailoring Rule that sets thresholds for GHG emissions that define when permits under the New Source Review Prevention of Significant Deterioration (PSD) and Title V Operating Permit programs are required for new and existing sources. Following judicial challenges to the Tailoring Rule, the United States Supreme Court determined in June 2014, in Utility Air Regulatory Group v. EPA, that the CAA does not authorize application of PSD to proposed new stationary sources or major modifications of existing sources if the only pollutants for which the project would be determined to be significant are GHGs. Similarly, the obligation to obtain a Title V Operating Permit would not be triggered for such sources. However, the Court also found that if a source is otherwise required to have a PSD permit based on emissions of conventional, non-GHG pollutants, the permit may contain GHG limits based on the application of Best Available Control Technology standards (BACT), and likewise, Title V Operating Permits may incorporate and assure compliance with GHG BACT limits that remain applicable requirements under a PSD permit issued to such sources. Furthermore, the Court’s ruling does not preclude imposition of GHG permitting requirements at the state level. Although EPA has issued guidance to assist permitting authorities in addressing the implications of the Court’s decision in the short term, additional regulatory revisions are anticipated at both the federal and state levels to fully implement the Court’s decision relative to affected permitting programs.

EPA rules regulating GHG emissions have resulted and will continue to result in electric utilities increasing their rates to pay for compliance measures, and our electric power costs could significantly increase as a result.

We believe we are in substantial compliance with existing environmental laws and regulations applicable to our current operations.  However, accidental spills or releases or other events may occur in the course of our operations, and we cannot give any assurance that we will not incur substantial costs and liabilities as a result of such spills or releases or other events, including those relating to claims for damage to property, persons, natural resources or the environment. Moreover, we cannot give any assurance that the passage of more stringent laws or regulations in the future will not have a negative effect on our business, financial condition and results of operations.

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

As a result of the issuance of our Convertible Notes, our Senior Secured Notes, our Unsecured Notes, borrowings on our Credit Agreement and borrowings under our credit facility for Horsehead, our credit facility for Zochem and our credit facility for INMETCO, we currently have a significant amount of indebtedness. At December 31, 2014, we had $409.1 million of total indebtedness outstanding (excluding $7.9 million of letters of credit outstanding under our ABL Facility and 2014 Zochem Facility) and $11.2 million of surety bonds outstanding). We have an aggregate $5.5 million of available letter of credit and borrowing capacity under our three credit facilities and our Credit Agreement. Our substantial level of indebtedness increases the risk that we may be unable to generate cash sufficient to pay amounts due in respect of our indebtedness. Our substantial indebtedness could have other important consequences and significant effects on our business.

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

•	make it more difficult to satisfy our financial obligations, including payments on our outstanding series of notes and our credit facilities.

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

Restrictive covenants in the indentures and credit agreements governing the Convertible Notes, Senior Secured Notes, Unsecured Notes and in the credit agreements governing our four credit facilities limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

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

Our ability to comply with these covenants will likely be affected by many factors, including events beyond our control, and we may not satisfy those requirements. A breach of the covenants or restrictions under these indentures and credit agreements could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event the lenders under our credit facilities and holders of our notes accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.

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

The market for equity securities has been subject to significant disruptions that have caused substantial volatility in the prices of these and other securities, which may or may not have corresponded to the business or financial performance of the particular company. The market price for shares of our common stock has been affected in the past may continue to be affected by general market conditions unrelated to our operating performance.

Some specific factors that may have a significant effect on the future market price of our shares of common stock include:

•
our ability to successfully ramp-up production of SHG zinc at the new zinc facility on the timetable currently contemplated and, once fully operational, our ability to realize the benefits we expect to achieve from that facility;

•	actual or expected fluctuations in our operating results;

•	actual or expected changes in our growth rates or our competitors’ growth rates;

•	changes in general economic conditions or conditions in our industry generally;

•	changes in market prices for our products or for our raw materials, including changes in the price of zinc;

•	changes in revenue or earnings estimates, publication of research reports and recommendations by financial analysts;

•	changes in stock market analyst research and recommendations regarding the shares of our common stock, other comparable companies or our industry generally;

•	speculation in the press or investment community generally or relating to our reputation or our industry;

•	changes in conditions in the financial markets;

•	our ability to raise additional capital;

•	future sales of our equity or equity-related securities;

•	our compliance with environmental laws and regulations and our exposure to liabilities and potential investigations and enforcement actions with respect to such laws and regulations;

•	changes in applicable laws or regulations;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	additions or departures of key management personnel;

•	strategic actions by us or our competitors, such as acquisitions or restructurings; and

•	actions by our stockholders;

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

We anticipate that we will retain all future earnings and other cash resources for the future operation and development of our business. Accordingly, we do not intend to declare or pay regular cash dividends on our common stock in the near future. Payment of any future dividends will be at the discretion of our board of directors after taking into account many factors, including our operating results, financial conditions, current and anticipated cash needs and plans for expansion. The declaration and payment of any dividends on our common stock is also restricted by the terms of our credit facilities and the indenture governing our Senior Secured Notes and Senior Unsecured Notes. As a result, your only opportunity to achieve a return on your investment in us will be if the price of our common stock increases and if you are able to sell your shares at a profit. You may not be able to sell shares of our common stock at a price that exceeds the price that you paid.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2014, our zinc production operations are located in Mooresboro, North Carolina, Palmerton, Pennsylvania and Brampton, Ontario Canada and our principal zinc recycling operations are located in Palmerton, Calumet, Illinois; Rockwood, Tennessee; and Barnwell, South Carolina. Our nickel recycling operations are located in Ellwood City, Pennsylvania.

Our new zinc facility located in Mooresboro began production in May 2014. The facility converts WOX derived from EAF dust and other recycled materials into SHG zinc, CGG zinc and High Grade zinc, in addition to the PW grade that we previously produced at our former Monaca, Pennsylvania facility. This new zinc facility replaced our Monaca, Pennsylvania facility which was permanently closed in April 2014.

The chart below provides a brief description of each of our production facilities. We own each of the facilities listed below.

Location	Process	Product	Effective Annual Capacity (tons)
Mooresboro, NC	Finished Product	Zinc Metal	155,000 (1)
Brampton, Ontario Canada	Finished Product	Zinc Oxide	72,000 (2)
Barnwell, SC	Recycling	WOX(3)	180,000*
Calumet, IL	Recycling	WOX	163,000*
Palmerton, PA	Recycling	Calcine	130,000 (4)
		WOX	230,000*
		Zinc Powder	5,000 to 14,000 (5)
Rockwood, TN	Recycling	WOX	162,000*
Ellwood City, PA	Recycling	Nickel-chromium-iron alloy	70,000*

Total carbon steel EAF dust Recycling Capacity			735,000

*			Represents EAF dust and other metal-bearing wastes recycling and processing capacity

(1)
The new zinc facility began operations in May 2014 and is expected to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment.

(2)			During 2014, the Zochem facility completed an expansion project and increased its former capacity of 49,600 annual tons to approximately 72,000 annual tons of zinc oxide per year.
(3)
WOX, with approximately 55% - 65% zinc content, is produced by our recycling operations and is used as a feedstock for our new zinc facility in Mooresboro or further processed in Palmerton into zinc calcine (up to 65% - 70% zinc content). WOX is used as a feedstock for the new zinc facility located in Mooresboro.

(4)
Assumes that one of four kilns is operated to produce calcine and the other three kilns are operated to produce WOX. The calcining operation will be shut down when Mooresboro begins to consistently achieve a production capacity utilization level of approximately 75%.

(5)			Depending upon grade.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock has been listed on The NASDAQ Global Select Market under the symbol “ZINC” since August 10, 2007. The highest and lowest sale prices of our common stock for the most recent eight quarters were:

Quarter	High	Low
2014
10/01/14 - 12/31/14	$16.77	$13.88
07/01/14 - 09/30/14	$21.02	$16.42
04/01/14 - 06/30/14	$18.37	$14.96
01/01/14 - 03/31/14	$18.83	$14.31

2013
10/01/13 - 12/31/13	$16.80	$12.07
07/01/13 - 09/30/13	$14.09	$10.85
04/01/13 - 06/30/13	$12.90	$9.38
01/01/13 - 03/31/13	$11.45	$9.69

As of February 25, 2015, there were 5 holders of record of our common stock and approximately 14,000 beneficial owners of such stock. The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island, 02940-3078, Toll-free telephone 800-622-6757 (US, Canada, Puerto Rico), 781-575-4735 (non-US).

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

Dividends

We currently do not plan to pay dividends on our common stock. As a result of our Horsehead credit facility entered into on September 28, 2011 (as amended in 2012, 2013 and 2014), our Zochem credit facility entered into on April 29, 2014 and our INMETCO credit facility entered into on June 24, 2013 (as amended in 2014), Horsehead, Zochem and INMETCO are restricted, under certain circumstances, from providing cash to us. These restrictions may limit our ability to pay dividends on our common stock during the terms of these three credit facilities.

In addition, the indenture governing our 10.50% Senior Secured Notes due 2017 and the indenture governing our 9.00% Unsecured Notes due 2017 restrict the declaration and payment of dividends.

Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, debt covenants, contractual restrictions and any other considerations our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information regarding securities authorized for issuance under our equity compensation plans may be found in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Performance Graph
The following graph compares the sixty month cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from January 1, 2010 through December 31, 2014, the end of our fiscal year. The graph assumes investments of $100 on January 1, 2010 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. Since 2013, a portion of managements long term incentive program is based on the performance of the Company’s total shareholder return over a three year period compared to that of a group of global metals companies. Based on this change, management has prepared the performance graph based on the global metals companies which are included in the calculation under the long term incentive program. The Peer Group is composed of HudBay Minerals, Inc., Nyrstar, Abengoa S.A., Materion Corporation, Quanex Building Products Corporation, Vale S.A., Freeport-McMoRan Copper & Gold Inc., Teck Resources Limited, RTI International, Inc., Hecla Mining Co., Haynes International, Inc. and Glencore Intl. and is weighted by each of their relative market capitalizations at the beginning of each year for which returns are reported.

*$100 invested on 12/31/09 in stock or index, including reinvestment of dividends.

Copyright 2014 Russell Investment Group. All rights reserved.

Fiscal Year ending December 31	2009	2010	2011	2012	2013	2014
Horsehead Holding Corp.	100	102	71	80	127	124
Russell 2000	100	127	122	141	196	206
Peer Group	100	143	94	93	84	63

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2014, and we do not have a formal or publicly announced stock repurchase program.

ITEM 6. SELECTED FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 2012, 2011 and 2010 and for the years ended December 31, 2011 and 2010 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013 and 2012 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K.

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

	Year ended December 31,
	2014	2013	2012	2011	2010
Statements of operations data (1)	( in thousands, except for LME price and per share data)
Net sales	$453,937	$441,936	$435,666	$451,180	$382,362
Cost of sales	415,074	414,809	432,557	377,401	305,522
Depreciation and amortization	35,406	29,678	26,193	22,025	18,612
Selling, general and administrative expenses	24,149	22,207	20,882	22,942	18,672
Total costs and expenses	474,629	466,694	479,632	422,368	342,806
(Loss) income from operations	(20,692)	(24,758)	(43,966)	28,812	39,556
Interest expense	(21,680)	(2,728)	(7,864)	(3,324)	(1,226)
Gain on bargain purchase of a business	—	—	1,781	4,920	—
Interest and other income	13,942	6,072	2,694	1,948	849
(Loss) income before income taxes	(28,430)	(21,414)	(47,355)	32,356	39,179
Income tax (benefit) provision	(12,974)	(7,455)	(16,928)	10,902	14,409
Net (loss) income	$(15,456)	$(13,959)	$(30,427)	$21,454	$24,770
Net (loss) income per share:
Basic	$(0.30)	$(0.31)	$(0.69)	$0.49	$0.57
Diluted	$(0.30)	$(0.31)	$(0.69)	$0.49	$0.57
Balance sheet data (at end of period)
Cash and cash equivalents	$30,714	$136,327	$244,119	$188,500	$109,557
Working capital	48,547	114,334	265,571	260,930	170,120
Property, plant and equipment, net	799,093	708,250	405,222	260,052	218,652
Total assets	973,517	1,005,312	811,828	631,492	496,136
Total long-term debt, less current maturities	406,016	354,768	263,334	79,663	255
Stockholders' equity	434,185	444,894	383,281	412,251	373,010
Cash Flow statement data:
Operating cash flow	$(40,659)	$41,995	$64,232	$32,274	$57,306
Investing cash flow	(110,825)	(310,007)	(181,177)	(51,558)	(44,134)
Financing cash flow	45,871	160,220	172,263	98,187	905
Other data:
Tons of zinc product shipped	129	169	189	152	137
Average LME zinc price (2)	$0.98	$0.87	$0.88	$0.99	$0.98
Capital expenditures	110,825	311,798	184,541	64,709	44,704
Depreciation and amortization	35,406	29,678	26,193	22,025	18,612

(1)	We acquired HZP on November 16, 2012 for a purchase price of $1,101, and Zochem on November 1, 2011 for a purchase price of $15,078.
(2)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

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
Overview

Our History

We are a leading U.S. producer of zinc metal and our products are used in a wide variety of applications, including in the galvanizing of fabricated steel products and as components in rubber tires, alkaline batteries, paint, chemicals, pharmaceuticals and as a remelt alloy in the production of stainless steel. We believe we are also the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. Through our Zochem operations, we believe we are the largest single site producer of zinc oxide in North America. Through our INMETCO operations, we believe we are a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years.

In anticipation of the April 2014 closure of our Monaca facility, we ceased production of zinc oxide at that facility on December 23, 2013. During 2014, we only produced zinc oxide at our Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014. The Company now reports three segments, Horsehead, Zochem and INMETCO.

While we vary our raw material inputs, or feedstock, based on cost and availability, our zinc products produced at our recently completed new zinc facility in Mooresboro, North Carolina and our nickel-based products at our INMETCO facility use nearly 100% recycled materials, including in the case of our Mooresboro facility, zinc recovered from our four EAF dust recycling operations located in four states. Our four EAF dust recycling facilities also generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for other zinc producers that rely primarily on zinc concentrates.

We produce zinc oxide at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

Strategic Investments

In September of 2011, we began construction on a new, state-of-the-art zinc facility located in Mooresboro, North Carolina to replace our Monaca, Pennsylvania facility. We began production at our new zinc facility in May 2014. Our new facility provides us with the capability to produce SHG zinc, CGG zinc and High Grade zinc, in addition to the PW zinc that we produced at our former Monaca, Pennsylvania facility. The first month of operation of our new facility validated that the process as designed, is capable or producing SHG quality electrolyte from WOX using the solvent extraction process. The new facility's design relies upon sustainable manufacturing practices to produce zinc solely from recycled materials and uses significantly less fossil fuel than our former Monaca, Pennsylvania facility, allowing us to significantly reduce emissions of GHGs and particulates into the atmosphere.

We believe that the new facility, once fully operational, will provide us with a number of substantial benefits, including reduced manufacturing conversion costs due to the lower energy cost; higher labor productivity; reduced operating maintenance costs; and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine the majority of our WOX prior to its use. We believe that the new zinc facility's capability to convert WOX and other recycled materials into SHG zinc and other grades will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and potentially LME warehouses, while continuing to serve customers in our existing markets. In addition, the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. We began introducing feed into the lead-silver recovery circuit during the fourth quarter and have started to produce lead-silver concentrate that we are currently analyzing to fine tune this circuit. We are also addressing some issues with pump selection identified during the initial operating period. This circuit is expected to be fully operational in approximately twelve months. The new zinc facility replaced our zinc smelter in Monaca, Pennsylvania, which was permanently shut down in April 2014. The former Monaca smelter was over eighty years old and utilized a higher-cost pyrometallurgical process.

We also believe that additional benefits may be realized once the new facility is fully operational. These additional benefits include a reduction in the cost of hedging the price of zinc, which averaged $9.1 million per year for the period from 2008 to 2013 (the last full year of production at our Monaca, Pennsylvania facility), reduced maintenance capital spending, which averaged $7.8 million per year at our Monaca facility for the period from 2007 to 2012 (the last year significant capital expenditures were made at our Monaca facility) and reduced state income taxes as a result of certain tax incentives available as a result of the investment in the new zinc facility.

Our new zinc facility currently in the ramp-up stage has experienced operational difficulties that we believe are typical of a start-up of this size which have resulted in production interruptions. Numerous improvements have been made to remediate these issues and improve the ramp-up rate. The primary bottleneck thus far has been the removal of solids at the front end of the process. This is conventional technology used extensively in hydrometallurgical and mining applications, thus we anticipate that this issue will be resolved. We have made progress through better control of the process and improvements in equipment reliability. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. However, issues such as the removal of solids described above have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility. The facility has operated continuously since early August 2014 after a shutdown during the month of July 2014. On January 5, 2015, we reported that the facility produced approximately 12,000 tons of zinc metal in the fourth quarter of 2014 (with approximately 5,400 tons produced in December), compared to approximately 4,300 tons in the third quarter of 2014 and approximately 3,400 tons in the second quarter of 2014. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by recent extreme cold weather conditions. On February 20, 2015, we began a planned seven day outage to address several of these issues. We expect to ramp-up production following this outage. Our interim target is to demonstrate that no bottlenecks exist to operating the facility at 75% of nameplate capacity, or 330 tons per day, by the end of the first quarter of 2015. We believe that our ability to achieve this higher level of production will depend primarily on the absence of further unplanned equipment issues. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment. Timing, however, for the completion of the ramp-up to full production cannot be determined with any certainty at this time.

In connection with the start of operations at our new zinc facility, we permanently closed our Monaca, Pennsylvania facility in April 2014. Our Monaca, Pennsylvania facility is under contract to be sold to Shell pursuant to an option to purchase granted in March 2012 that was exercised on November 7, 2014. A large majority of the demolition at the site has been completed at Shell’s expense. We will retain ownership of a non-hazardous captive landfill located at that site and we are currently in the process of separating our National Pollutant Discharge Elimination System permit into two permits, one to be held by Shell for the portion of the site that would be acquired by Shell and a separate one held by us for our continuing operation of the landfill.

In December 2013, we entered into a joint venture known as ThirtyOx with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located near our Mooresboro facility and the facility began production in August 2014. The majority of the feedstock for Mooresboro will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by Mooresboro by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated total investment in ThirtyOx is expected to be less than $2.0 million and we had contributed $0.8 million as of December 31, 2014.

Acquisitions

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada from Hudbay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic footprint, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced our plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at our Monaca, Pennsylvania facility. During the second quarter of 2014, we completed the expansion and put our seventh and final furnace into production. The expansion project increased the total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year.

On November 16, 2012, we acquired the single membership interest in Mitsui Zinc Powders LLC ("MZP"), a leading manufacturer of zinc powders for the alkaline battery business and renamed it HZP. We had been a long-term supplier of SSHG zinc metal to MZP which was co-located at the site of our former Monaca zinc smelter. Our acquisition of HZP enabled us to increase our product margins by allowing us to convert our zinc metal into a higher margin zinc powder product for the battery market. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply and all of out zinc production was consolidated into the Palmerton facility. Shipments, however, continued through the end of April 2014. On November 7, 2014, we announced that Shell had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation to purchase the site of the Monaca, Pennsylvania facility which included the HZP facility site. The HZP production facility was subsequently demolished under an agreement with Shell Chemical.

Other

On March 15, 2012, we entered into an option agreement with Shell to purchase our Monaca, Pennsylvania site. At the end of December 2013, we entered into an Amended and Restated Option and Purchase Agreement with Shell that included extending the option period during which Shell could perform an evaluation. The amended agreement also provided for demolition activities to commence in 2014 at Shell's expense. Demolition activities at Shell's expense occurred throughout 2014. On November 7, 2014, Shell exercised the option to purchase under the Amended and Restated Option and Purchase Agreement. No closing date has been established.

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

On September 27, 2012, we formed Horsehead Metal Products, Inc., a wholly owned subsidiary of Horsehead Corporation, which owns and operates our new Mooresboro, North Carolina facility.

On December 21, 2012, Zochem entered into the $15.0 million CAD revolving credit facility (the "Zochem Facility") to support liquidity needs for its production capacity expansion in Brampton, Ontario. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million revolving credit facility (the "2014 Zochem Facility").

On June 3, 2013, we completed the sale of an additional $20.0 million in aggregate principal amount of our Senior Secured Notes (the “2013 Additional Notes”) at an issue price of 106.5% of the principal amount. The 2013 Additional Notes were issued at an effective interest rate of 8.6%. We received net proceeds from the offering of $21.0 million.

On June 24, 2013, INMETCO entered into a $15.0 million revolving credit facility (the "INMETCO Facility") to support working capital requirements and for general corporate purposes. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. On March 31, 2014, we entered into the First Amendment to the Credit Agreement, which amended certain provisions of the Credit Agreement, including the increase of the maximum advances allowed to $20.0 million.

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

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par. On July 29, 2014, we also completed the sale of an additional $10.0 million aggregate principal amount of our Senior Secured Notes, at an issue price of 113.00% of par (the "2014 Additional Notes"). The 2014 Additional Notes were issued at an effective interest rate of 5.5%. Total net proceeds from the July 29, 2014 offerings were $49.7 million. At December 31, 2014, there was an aggregate of $205.0 million of Senior Secured Notes outstanding.

On September 30, 2014, Horsehead Metal Products, Inc. was converted to a North Carolina limited liability company, named "Horsehead Metal Products, LLC", and The International Metals Reclamation Company, Inc. was converted to a Delaware limited liability company, named "The International Metals Reclamation Company, LLC."

On January 28, 2015, we completed an underwritten public offering of 5.8 million shares of common stock, including 0.8 million shares sold pursuant to the underwriters' exercise of their option to purchase additional shares, at a price to the public of $12.75 per share. We received approximately $69.6 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses.

Recent Operating Updates and Outlook

Our primary focus during the fourth quarter of 2014 was the ramp-up of the Mooresboro facility. The facility produced approximately 12,000 tons of zinc metal during the quarter compared to 4,300 tons in the third quarter of 2014. Production for the month of December was approximately 5,400 tons as improvements with equipment reliability and process debottlenecking helped to increase the ramp up rate during the quarter. For extended periods in December, the facility produced nearly 230 tons of zinc per day, which we estimate is the level of production necessary to generate cash flow sufficient to cover feedstock, conversion cost and cash interest expense. Zinc metal sales during the fourth quarter of 2014 continued to be supplemented with the sale of approximately 23,500 tons of zinc calcine.

During the fourth quarter of 2014, we made significant progress with the previously reported solids/liquid separation issue at the front end of the process, allowing the production rate to increase. Since the beginning of 2015, the daily average production rate continued to climb compared with the fourth quarter 2014 rate. During January 2015 we produced approximately 4,600 tons of zinc metal. In January 2015, we reduced production for several days to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by recent extreme cold weather conditions. On February 20, 2015, we began a planned seven day outage to address several of these issues. We expect to ramp-up production following this outage. Our interim target is to demonstrate that no bottlenecks exist to operating the facility at 75% of nameplate capacity, or 330 tons per day, by the end of the first quarter of 2015. We believe that our ability to achieve this higher level of production will depend primarily on the absence of further unplanned equipment issues. The timing, however, for the completion of the ramp-up to full production cannot be determined with any certainty at this time.

We began introducing feed into the lead-silver recovery circuit during the fourth quarter of 2014 and have started to produce lead-silver concentrate that we are currently analyzing to fine tune this circuit. We are also addressing some issues with pump selection identified during the initial operating period.

We continue to believe that we will realize significant benefits from the investment in our new zinc facility as production ramps-up to full capacity.

During the fourth quarter of 2014, EAF dust tons processed decreased approximately 4% compared with the third quarter of 2014 while EAF dust received decreased 9.5% over the same period, as reported steel industry capacity utilization decreased from 78.8% to 76.3%. We are seeing signs during the first quarter of 2015 that operating levels in the steel industry are reducing; however, based on available inventory, we expect to operate all of our waelz kilns through the first quarter of 2015. Based upon the expected rate of ramp-up at Mooresboro, we expect to continue to produce zinc calcine from excess waelz oxide during the first quarter. The calcining operation will be shut down when Mooresboro begins to consistently achieve a production capacity utilization level of approximately 75%.

At Zochem, shipment volume increased 73% to a record level of 68,000 tons of zinc oxide for the facility in 2014, reflecting the shift of our Monaca oxide business to Zochem as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and the completion of Zochem's capacity expansion, as the seventh and final furnace relating to the expansion was put into production during the second quarter of 2014.

INMETCO operated at full capacity during the fourth quarter of 2014 despite the fact that tolling receipts were down 4% compared with the prior year’s fourth quarter reflecting primarily a reduction in output from one customer that was experiencing a production bottleneck. Pig production increased by approximately 8% compared with the fourth quarter of 2013. Nickel prices were up 14% over the fourth quarter of 2013. The annual maintenance outage which had been planned for the fourth quarter of 2014 was deferred until January 2015. It lasted a total of 22 days.

Demolition of the former Monaca, Pennsylvania site, undertaken pursuant to the agreement with Shell, is expected to be completed during the first quarter of 2015. The water treatment plant is the final structure to be removed.

Factors Affecting Our Operating Results

Production Levels at our Mooresboro Facility. In May 2014, we began production of zinc metal at our new zinc facility in Mooresboro. Once fully operational, the facility will be capable of producing over 155,000 tons of zinc metal per year.  We have, however, experienced a number of operational issues associated with the ramp-up of this facility, which produced approximately 12,000 tons of zinc metal during the fourth quarter of 2014.  We have worked to address the operational issues we have faced at this facility and continue its ramp-up, but are currently unable to predict with any certainty when we will begin operating at full design capacity.  Lower than anticipated production levels at this new facility have negatively impacted our results of operations and have deferred realization of expected benefits.
Market Price for Zinc and Nickel.  We generate the substantial majority of our net sales from the sale of zinc-based products and to a much lesser extent from the sales of nickel-based products, our operating results therefore depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock”) that we purchase from third parties. Costs to acquire and recycle EAF dust, are not impacted significantly by fluctuations in the market price of zinc on the LME. Our new zinc facility, which began production in May 2014, also utilizes zinc recycled from EAF dust for a substantial majority of their raw materials. The cost, however, for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on purchased feedstock that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues.

Monthly average zinc prices rose throughout 2005 and 2006, then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and through the first half of 2011. During the second half of 2011, however, the monthly average zinc price began a steady decline which continued through the end of 2011 but then stabilized during 2012 and 2013. The monthly average zinc price began a steady climb during 2014 but dipped slightly in the fourth quarter of 2014.

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2014 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98

We have had various types of hedges in place over time to help mitigate the effect of low zinc prices. During the majority of the period that we operated the Monaca, Pennsylvania facility, we purchased put options at a significant cash outlay to prevent negative cash flow in the event that the LME zinc price fell below the cost of our production. While this type of hedge was costly, it allowed us to realize zinc prices higher, but not lower, than the put option strike price. As we approached the startup and during the ramp-up of production at the new zinc facility, we chose to enter into fixed price swaps for short periods of time. These hedges provide certainty of the commodity price for the quantity hedged with no cash outlay when entering into the hedge arrangement. This type of hedge, however, does not allow us to realize higher zinc prices during the brief periods hedged.

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. We also had zinc call options with a $1.81 per pound strike price, covering 160,000 tons of zinc production, outstanding at December 31, 2011.

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, we purchased zinc put options, for the second half of 2013 at a cost of $4.9 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. We also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at December 31, 2012. The remaining zinc call options expired during the six months ended June 30, 2013.
During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5,000 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. We converted a portion of the put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. The sale of the put options resulted in a $1.3 million cash benefit, and the Company was able to put the swaps in place without any additional payment. In December 2013, we entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These swaps were transacted without any payment by us.
At December 31, 2013, the total quantity covered under forward fixed price swaps was 26,600 tons and the total quantity covered under put options was approximately 11,600 tons at a strike price of $0.85 per pound. All quantities covered related to the first quarter of 2014 and no forward fixed price swaps nor put options were in place beyond the first quarter of 2014. In late July and early August 2014, we added zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month. In October and early November 2014, we added zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.
The put options settled monthly on an average LME pricing basis. During the year ended December 31, 2014, the average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and we received no settlement payment. During the year ended December 31, 2013, the average LME monthly zinc prices for six of the twelve months were lower than the strike price for the contracts and we received a total of $1.4 million. During the year ended December 31, 2012, the average LME monthly zinc prices for three of the twelve months were lower than the strike price for the contracts and we received a total of $0.8 million.

We received $0.7 million and $1.1 million, respectively, from the settlement of fixed price swaps during the years ended December 31, 2014 and 2013. We did not have any fixed price swaps in place during 2012.
At December 31, 2014, we had no remaining put options nor fixed price swaps in place.
During the first quarter of 2015, we added zinc fixed price swaps for the month of February 2015, at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3,300 tons for the month.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2014 were as follows:

LME Nickel Prices	2010	2011	2012	2013	2014
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06
Average	$9.89	$10.36	$7.97	$6.81	$7.65

Demand for Zinc and Nickel-Based Products.  We generate revenue from the sale of zinc metal, zinc oxide and nickel-based products and services, as well as from the collection and recycling of EAF dust. Demand for our products and services decreased significantly in the fourth quarter of 2008 due to the severe economic slowdown and continued into the first quarter of 2009. Demand for our products, however, began to increase during the second quarter of 2009 and continued to increase through 2012, as our smelting facility and recycling plants operated at near-capacity during 2012, reflecting some increase in market share and some strengthening of underlying market demand. During 2013, we elected to reduce shipments of zinc products in order to build inventory to support customer demand during the transition of metal and oxide production from Monaca to North Carolina and Zochem. At the end of 2013, we began to ship some of the inventory that we had been building during 2013. Our zinc equivalent production of zinc products at our Monaca, Pennsylvania facility, which permanently closed in April 2014, and our new zinc facility in Mooresboro, North Carolina, which began production in May 2014, was 50,000 tons for 2014 compared to 125,000 and 146,000 tons in 2013 and 2012, respectively.

Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. We began operations at the first kiln at our Barnwell, South Carolina facility in April of 2010 and the second kiln in September of 2010. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts			Revenue/Ton
	2014	2013	2012	2014	2013	2012
Product:	(Tons, in thousands)			(In U.S. dollars)
Zinc Products (1)	129	169	189	$2,125	$1,966	$1,870
EAF Dust	580	607	618	$70	$72	$69
Nickel-based products	29	28	28	$1,677	$1,568	$1,717
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

Purchased feedstock costs at our Zochem facility, which comprised 84% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 16% of our 2014 production costs at our Zochem facility.

Certain components of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes, a portion of our conversion cost per ton changes inversely. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. During 2014, 2013 and 2012, we recorded LCM adjustments of $3.6 million, $3.7 million and $1.4 million, respectively. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of its purchased feedstock generally flows through cost of sales during the same month it is purchased.

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
See Footnote DD - Insurance Recoveries in our Audited Consolidated Financial Statements for further information.
Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•production levels at our facilities;
•the supply of EAF dust for our recycling operations;
•LME price of zinc and nickel;
•changes in cost of energy and fuels;
•gain and loss of customers;

•	pricing pressures from competitors, including new entrants into the zinc product markets, or the EAF dust or nickel-bearing waste recycling markets;
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

Our zinc based products compete with other materials in many of their applications. For example, PW zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators can also use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, SHG zinc and CGG zinc are used by continuous galvanizers to produce galvanized flat-rolled sheet steel for the automotive market. There have been recent plans by some automotive companies to begin to use light weight aluminum sheet to replace galvanized steel. Any such shifts in industry uses could affect our sales.

Our nickel-based products are used in the stainless steel industry. Demand for our products and services may decline if demand for stainless steel lessens. Nickel-bearing stainless steel faces competition from stainless steel containing a lower level of nickel or no nickel.

Our ability to anticipate shifts in product usage and to produce new products to meet our current and future customers’ needs will significantly impact our operating results. We also face intense competition from regional, national and global providers of zinc and nickel based products, and the growth of any of those competitors could reduce our market share and negatively impact our operating results.

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

Revenue Recognition

We recognize revenue from the sale of finished goods when persuasive evidence of a sales arrangement exists which includes a fixed or determinable price, when passage of title or risk of loss has occurred (which is generally at the time of shipment) and when collectability is reasonably assured.

We recognize service fee revenue when persuasive evidence of a sales arrangement exists which includes a fixed or determinable price, when passage of title or risk of loss has occurred (which is generally recognized at the time of receipt of EAF dust that the Company collects from steel mini-mill operators) and when collectability is reasonably assured.

Zinc and nickel material goods sales includes all zinc and nickel related products sold as a tangible good. Service fee revenue includes EAF service revenues and tolling and environmental service revenue. Other revenues include miscellaneous and all other sales.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, chemical reagents and supplies and spare parts are valued at the lower-of-cost-or-market using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced, from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

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

Insurance Claim Liabilities

We accrue for costs associated with self-insured retention under certain insurance policies (primarily workers’ compensation) based on estimates of claims, including projected development, from information provided by the third party administrator and a third party actuarial firm. Accruals for estimated costs are undiscounted and are subject to change based on development of such claims. Changes in the estimates of the reserves are included in net income in the period determined. Amounts estimated to be paid within one year have been classified as current liabilities, with the remainder included in non-current liabilities in the Consolidated Balance Sheets.

Share-Based Compensation

We have a share-based compensation plan. Employee stock options granted on or after January 1, 2006 are expensed over the requisite service period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted stock unit service or performance related grants are expensed over the vesting period, with the expense based on the stock price on the grant-date multiplied by the number of restricted stock units granted. Restricted stock unit market based grants are expensed over the vesting period, with the expense determined using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as a basis for the Black Scholes and Monte Carlo valuations.

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

•
Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The Senior Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and subsequently are carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. These debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt in our Audited Consolidated Financial Statements).

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

We record derivative instruments in current assets or current liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of third party counterparties valuations, with whom the Company has entered into substantially identical derivative contracts, to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of the contracts. In addition, we minimize credit loss by utilizing four different brokers for our derivative contracts. (See Note V - Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements).

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

Variable Interest Entities
Investments in other entities are accounted for using the consolidation, equity or cost basis method depending upon the level of ownership, ability to exercise significant influence over the operating and financial policies of the investee and whether we are determined to be the primary beneficiary of a variable interest in an entity.
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
ThirtyOx was determined to be a variable interest entity as its significant activities are directed by a management agreement and not the equity group. We have determined that we are not the primary beneficiary of the variable interest. We account for our investment in ThirtyOx using the equity method of accounting since we do not own over 50% and we are not able to exercise significant influence over the joint venture. We recorded our cash contributions to ThirtyOx as an investment which is increased or decreased by our respective share of ThirtyOx pretax income or loss.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	91.4	93.9	99.3
Depreciation and amortization	7.8	6.7	6.0
Selling, general and administrative expenses	5.3	5.0	4.8
Loss from operations	(4.5)	(5.6)	(10.1)
Interest expense	4.8	0.6	1.8
Gain on bargain purchase of a business	—	—	0.4
Interest and other income	3.1	1.4	0.6
Loss before income taxes	(6.2)	(4.8)	(10.9)
Income tax benefit	(2.8)	(1.6)	(3.9)
Net loss	(3.4)%	(3.2)%	(7.0)%

Net loss per share
Basic	$(0.30)	$(0.31)	$(0.69)
Diluted	$(0.30)	$(0.31)	$(0.69)

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put and Call Option Settlement Periods
	2012	2013	2014	Swaps	Total
Fair value December 31, 2011	17,723	13,703	—	(970)	30,456
Write-off of expired positions	(2,620)	—	—	287	(2,333)
Mark to market adjustments on open positions	(9,160)	(5,306)	—	1,640	(12,826)
Fair value March 31, 2012	5,943	8,397	—	957	15,297
Write-off of expired positions	(743)	—	—	(254)	(997)
Mark to market adjustments on open positions	(807)	(293)	—	(441)	(1,541)
Fair value June 30, 2012	4,393	8,104	—	262	12,759
Purchases/Sales	—	1,608	—	—	1,608
Write-off of expired/sold positions	(1,464)	—	—	(154)	(1,618)
Mark to market adjustments on open positions	(2,622)	(5,198)	—	624	(7,196)
Fair value September 30, 2012	307	4,514	—	732	5,553
Purchases/Sales	—	3,337	—	—	3,337
Write-off of expired/sold positions	(307)	—	—	(562)	(869)
Mark to market adjustments on open positions	—	(3,449)	—	188	(3,261)
Fair value December 31, 2012	—	4,402	—	358	4,760
Purchases	—	—	774	—	774
Write-off of expired positions	—	(172)	—	(177)	(349)
Mark to market adjustments on open positions	—	901	535	(39)	1,397
Fair value March 31, 2013	—	5,131	1,309	142	6,582
Write-off of expired positions	—	(1,035)	—	27	(1,008)
Mark to market adjustments on open positions	—	(294)	(29)	481	158
Fair value June 30, 2013	—	3,802	1,280	650	5,732
Purchases	—	(540)	(155)	—	(695)
Write-off of expired positions	—	(2,304)	(5)	(274)	(2,583)
Mark to market adjustments on open positions	—	(625)	(504)	2,014	885
Fair value September 30, 2013	—	333	616	2,390	3,339
Write-off of expired positions	—	(333)	—	(1,646)	(1,979)
Mark to market adjustments on open positions	—	—	(578)	(2,176)	(2,754)
Fair value December 31, 2013	—	—	38	(1,432)	(1,394)
Purchases/Sales	—	—	(35)	—	(35)
Write-off of expired positions	—	—	(3)	1,534	1,531
Mark to market adjustments on open positions	—	—	—	1,569	1,569
Fair value March 31, 2014	—	—	—	1,671	1,671
Write-off of expired positions	—	—	—	(2,033)	(2,033)
Mark to market adjustments on open positions	—	—	—	(466)	(466)
Fair value June 30, 2014	—	—	—	(828)	(828)
Write-off of expired positions	—	—	—	392	392
Mark to market adjustments on open positions	—	—	—	699	699
Fair value September 30, 2014	—	—	—	263	263
Write-off of expired positions	—	—	—	(263)	(263)
Mark to market adjustments on open positions	—	—	—	(375)	(375)
Fair value December 31, 2014	$—	$—	$—	$(375)	$(375)

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.

The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2013				2014
Average LME zinc price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Quarter	$0.92	$0.83	$0.84	$0.86	$0.92	$0.94	$1.05	$1.01
Year-to-date	$0.92	$0.88	$0.87	$0.87	$0.92	$0.93	$0.97	$0.98

Segment Disclosure
In anticipation of the April 2014 closure of our Monaca facility, we ceased production of zinc oxide at that facility on December 23, 2013. During 2014, we only produced zinc oxide at our Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
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
Eliminations related to the exclusion of revenue resulting primarily from EAF dust service fees charged by our Horsehead segment to our INMETCO segment, interest expense recorded on debt which is not allocated to our segments and selling, general and administrative expenses related to our corporate division have not been recorded within our three segments.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013
Consolidated net sales.
Consolidated net sales increased $12.0 million, or 2.7%, to $453.9 million for 2014 compared to $441.9 million for 2013.

Change in consolidated net sales	(in millions)
Horsehead	$(62.1)
Zochem	66.3
INMETCO	0.5
Eliminations	0.5
Unrealized non-cash hedge adjustments	6.8
Total change in consolidated net sales	$12.0

See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $0.3 million to $415.1 million for 2014 compared to $414.8 million for 2013.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(58.5)
Zochem	59.5
INMETCO	(1.2)
Eliminations	0.5
Total change in consolidated cost of sales (excluding depreciation and amortization)	$0.3

See separate segment discussion following.

Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $5.7 million, or 19.2% to $35.4 million for 2014 compared to $29.7 million for 2013.

Change in consolidated depreciation and amortization	(in millions)
Decreased depreciation expense at the former Monaca facility due to impairment of facility during 2013 and permanent closure of the facility in April 2014	$(11.3)
Decreased depreciation expense due to end of useful life of the HZP facility during the first quarter of 2014	(1.0)
Depreciation associated with the new zinc facility	16.5
Other	1.5
Total change in consolidated depreciation and amortization	$5.7

Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $1.9 million, or 8.6% to $24.1 million for 2014 compared to $22.2 million for 2013. The increase was primarily due to a one time adjustment that reduced non cash compensation in 2013.

Consolidated other income (expense).
Net consolidated other income (expense) was $(7.7) million for 2014 compared to $3.4 million for 2013.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(4.4)
Decrease in capitalized interest related to construction of new zinc facility	(14.5)
Increase in interest and other income	7.8
Total change in consolidated other income (expense)	$(11.1)

•	Increase in actual interest expense due to the issuance of the 2013 Additional Notes on June 3, 2013 and the issuance of the 2014 Additional Notes and Unsecured Notes on July 29, 2014.

•	Decrease in capitalized interest due to the completion of the new zinc facility in May 2014.

•	Increase in interest and other income primarily resulting from income recorded under the Shell option contract.

Consolidated income tax benefit.

	2014	2013
Income tax benefit (in millions)	$(13.0)	$(7.5)
Effective tax rate	45.6%	34.8%

•
The increase in the 2014 effective tax rate is due to increased state net operating loss carryforwards and no state credit valuation allowances recorded. A valuation allowance was recorded in 2013 which reduced the effective rate in 2013.

Consolidated net loss.
Net loss for 2014 was $(15.5) million compared to a net loss of $(14.0) million for 2013.
Business Segments
Horsehead
Net sales.

Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $62.1 million, or 19.6%, to $255.4 million for 2014 from $317.5 million in 2013.

Change in Horsehead net sales	(in millions)
Elimination of zinc oxide sales due to the permanent shut down of the zinc oxide refinery at the former Monaca facility	$(85.1)
Volume decrease due to zinc products and services (excluding zinc oxide)	(65.3)
Price realization increase relating to zinc products and services (excluding zinc oxide)	11.4
Increase in WOX/zinc calcine sales	76.0
Miscellaneous and other sales increase	0.9
Total change in Horsehead net sales	$(62.1)

•
The decrease in sales volume related to reduced shipments of zinc metal and zinc powders as a result of the closure of the former Monaca facility in April 2014 and the ramp-up of production at the new zinc facility in Mooresboro, North Carolina which began operations in May 2014. Additionally, our copper powders business was sold in December of 2013 and production at our HZP facility was idled during the first quarter of 2014 due to a lack of raw material supply.

•	The increase in price realization was due to an increase in the average LME zinc price of 13.4% for 2014 as compared to 2013.

•
WOX and zinc calcine were sold to third parties during the fourth quarter of 2013 and during the year ended December 31, 2014 and will continue to be sold until the new zinc facility is operating at a production capacity utilization level of approximately 75%.

•
Net sales for 2014 were increased by unrealized non-cash adjustments of $1.2 million relating to our hedging activities. Net sales for 2013 were decreased by unrealized non-cash adjustments of $5.6 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	2014	2013
Zinc product shipments	60,991	130,565
Zinc product shipments on a zinc contained basis	60,991	121,959
Average sales price realization on a zinc contained basis	$1.06	$1.05

•	Horsehead zinc product shipment tons were the same as shipments on a zinc contained basis, due to the shutdown of the Monaca zinc oxide refinery in December 2013.

Net sales of zinc metal decreased $24.9 million, or 17.1%, to $120.7 million for 2014 compared to $145.6 million for 2013.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(38.2)
Increase in price realization	13.3
Total change in Horsehead zinc metal net sales	$(24.9)

•
The decrease in volume relates to a reduction in shipments due to the closure of the former Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which began production in May 2014.

•	The increase in price realization was a result of the increase in the average price per ton on zinc metal sold as a result of an increase of 13.4% in the average LME zinc price in 2014 versus 2013.

Revenues from EAF dust recycling decreased $2.8 million, or 6.3%, to $41.8 million in 2014 from $44.6 million in 2013.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(1.8)
Decrease in price realization	(1.0)
Total change in Horsehead EAF Dust recycling net sales	$(2.8)

•	Decrease in price realization due to a decrease in the average price per ton received.

•	EAF dust receipts were 588,996 tons for 2014 compared to 613,746 for 2013.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $58.5 million, or 18.6%, to $255.5 million in 2014 from $314.0 million in 2013.

	2014	2013
Cost of sales as a % of net sales, excluding non-cash adjustments related to hedging and one-time charges relating to the closure of the Monaca facility in April 2014	99.7%	92.7%
Unrealized non-cash (gains) losses related to hedging (in millions)	$(1.2)	$5.6

•	Cost of sales percentage excludes impairment charges recorded in 2013 and severance and inventory write off charges recorded in 2014 and 2013.

The cost of zinc material and other products sold decreased $57.3 million, or 20.5%, to $221.8 million in 2014 from $279.1 million in 2013.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease related to elimination of zinc oxide sales due to permanent shut down of Monaca zinc oxide refinery in December 2013	$(78.1)
Volume decrease due to zinc products (excluding zinc oxide)	(61.0)
Increase in cost of zinc products shipped (excluding zinc oxide)	40.6
Increase in cost of sales relating to WOX and zinc calcine products produced and sold to third parties	58.1
Impairment charge recorded in 2013	(9.3)
Decrease in severance and inventory write off	(9.7)
Increase in recycling and other costs	2.1
Total change in Horsehead cost of zinc metal and other products sold	$(57.3)

•
Due to the permanent shutdown of the Monaca facility and ramp-up of production at the Mooresboro facility, WOX and zinc calcine produced by our EAF dust recycling operations were sold to third parties.

•	Impairment charges of $9.3 million, related to the impending closure of the Monaca facility, were recorded in 2013.

•	Severance and inventory write offs of $10.4 million and $0.7 million were recorded in 2013 and 2014, respectively, related to the permanent closure of the Monaca facility in April 2014.

•
LCM adjustments of $3.6 million and $3.7 million were recorded in 2014 and 2013, respectively. The LCM adjustments were the result of the declining LME zinc price in both years, increased production costs in 2013 and 2014 at the Monaca facility as the plant operated at inefficient levels during shutdown and the incurrence of higher than normal production costs in 2014 as the new zinc facility operated at inefficient levels during startup.

Conversion costs for the Mooresboro facility, which began production in May 2014, were $42.7 million for 2014 and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which closed at the end of April 2014, were $32.6 million for 2014 and $125.9 million for 2013.

Conversion costs for the recycling facilities that process EAF dust increased $0.7 million, or 0.8%, to $91.6 million in 2014 from $90.9 million in 2013.

Change in Horsehead recycling conversion costs	(in millions)
Services	$2.5
Coke	(1.5)
Maintenance related costs	(0.7)
Utilities	0.3
Other	0.1
Total change in Horsehead recycling conversion costs	$0.7

•
Conversion costs reflect a 4.5% decrease in production levels due to the permanent closure of the Monaca smelter at the end of April 2014 and the ramp-up of production at the new zinc facility which began production in May 2014.

The cost of EAF dust services decreased $1.2 million, or 3.4%, to $33.7 million for 2014 from $34.9 million for 2013.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease due to volume	(1.4)
Increase in transportation costs	0.2
Total change in Horsehead cost of EAF dust services	$(1.2)

•	EAF dust receipt tons decreased 4.0% for 2014 compared to 2013.

Loss from operations.

For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	2014	2013
Loss before taxes	$(37.2)	$(40.9)
Impairment charges related to the Monaca facility	—	9.3
Severance, inventory write-offs and other related to Monaca facility	0.7	10.4
Unrealized non-cash (gains) losses related to hedging	(1.2)	5.6
Loss before taxes excluding unrealized non-cash (gains) losses related to hedging and one-time charges related to the closing of the Monaca facility.	$(37.7)	$(15.6)

Zochem
Net sales.

Net sales increased $66.3 million, or 84.6%, to $144.7 million in 2014 from $78.4 million in 2013.

Change in Zochem net sales	(in millions)
Higher shipment volume	$57.3
Increase in price realization	9.0
Total change in Zochem net sales	$66.3

•
Higher shipment volume due to the completion of our expansion during the first quarter of 2014 and the transition of oxide customers from our former Monaca facility (which closed its oxide refinery in December 2013) to our Zochem facility during 2014.

•	Increase in price realization resulted from a 13.4% higher LME average zinc price for 2014 as compared to 2013.

•	Non-cash adjustments related to our hedging activities were not material for both 2014 and 2013.

Cost of sales (excluding depreciation and amortization).

Cost of sales increased $59.5 million, or 88.4%, to $126.8 million in 2014 from $67.3 million in 2013.

Change in Zochem cost of sales	(in millions)
Increase in cost of products shipped	$49.3
Increase in price realization	10.2
Total change in Zochem cost of sales	$59.5

•
Shipment volume increased 73.2% in 2014 as compared to 2013 due to the completion of our expansion during the first quarter of 2014 and the transition of oxide customers from our former Monaca facility (which closed its oxide refinery in December 2013) to our Zochem facility during 2014.

•	Increase in price realization resulted from a 13.4% higher LME average zinc price for 2014 as compared to 2013.

Income before income taxes.

For the reasons stated above, Zochem's income before income taxes was $13.6 million for 2014 compared to $7.9 million for 2013.

INMETCO
Net sales.

Net sales increased $0.5 million, or 0.9%, to $54.1 million in 2014 from $53.6 million in 2013.

Change in INMETCO net sales	(in millions)
Increase in shipment volume	$2.1
Increase in price realization	0.2
Sale of future bankruptcy claim rights received in 2013	(0.8)
Other and miscellaneous sales	(1.0)
Total change in INMETCO net sales	$0.5

•	Increase in price realization as a result of a 12.4% higher LME average nickel price.

•	Net sales for 2014 include $0.8 million received from the sale to a third party for any rights for future bankruptcy claims against MF Global.

•	Net sales for 2014 and 2013 both included $0.1 million unfavorable non-cash adjustments related to nickel hedging activities.
Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $1.2 million, or 3.4%, to $34.2 million in 2014 from $35.4 million in 2013.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(5.0)
Higher shipment volume	1.5
Net insurance benefits recorded during 2013	2.3
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(1.2)

•
Decrease in cost of products shipped was due the annual maintenance shutdown which did not occur during 2014, cost reductions associated with the idling of the cadmium recovery facility in December 2013 and a 2013 non-recurring insurance premium surcharge related to the October 2012 fire.

•	Net insurance benefits of $2.3 million related to a fire at the INMETCO facility in October 2012 were recorded during 2013.
Loss from operations.
For the reasons stated above, our income before income taxes was:

INMETCO income before income taxes (in millions)	2014	2013
Income before income taxes	$13.9	$12.5
Net insurance benefits	—	$(2.3)
Income before income taxes excluding net insurance benefits	$13.9	$10.2
Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales were $1.5 million for 2014 and $2.0 million for 2013. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment during 2014 and 2013 and the sale of zinc products from our Horsehead segment to our Zochem segment during 2013.

Loss before income taxes.
Loss before income taxes decreased $17.7 million to $(18.7) million for 2014 compared to $(1.0) million for 2013. The decrease was primarily due to a decrease in capitalized interest of $15.0 million resulting from the completion of construction of the new zinc facility in May 2014 and an increase in actual interest expense of $2.5 million as a result of an increase in debt outstanding during 2014 which was recorded in our corporate division.

Year Ended December 31, 2013 Compared with Year Ended December 31, 2012
Consolidated net sales.
Consolidated net sales increased $6.2 million, or 1.4%, to $441.9 million for 2013 compared to $435.7 million for 2012.

Change in consolidated net sales	(in millions)
Horsehead	$(28.0)
Zochem	12.2
INMETCO	(2.9)
Unrealized non-cash hedge adjustments	24.9
Total change in consolidated net sales	$6.2

See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales decreased $17.8 million, or 4.1%, to $414.8 million for 2013 compared to $432.6 million for 2012.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(24.1)
Zochem	7.2
INMETCO	(0.9)
Total change in consolidated cost of sales (excluding depreciation and amortization)	$(17.8)

See separate segment discussion following.

Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $3.5 million, or 13.4% to $29.7 million for 2013 compared to $26.2 million for 2012.

Change in consolidated depreciation and amortization	(in millions)
Increase in depreciation expense at the Monaca facility due to the closing of that facility	$0.4
Depreciation associated with HZP	1.4
Depreciation on additions since December 31, 2012	1.7
Total change in consolidated depreciation and amortization	$3.5

Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $1.3 million, or 6.2% to $22.2 million for 2013 compared to $20.9 million for 2012. The increase was primarily due to an increase in non cash compensation and a favorable adjustment in 2012 of $0.4 million in non income related taxes.

Consolidated other income (expense).
Net consolidated other income (expense) was $3.4 million for 2013 compared to $(3.4) million for 2012.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(13.8)
Increase in capitalized interest related to construction of new zinc facility	18.9
Gain on bargain purchase related to HZP purchase recorded in 2012	(1.8)
Increase in income recorded under Shell option contract	2.9
Other	0.6
Total change in consolidated other income (expense)	$6.8

•
Increase in actual interest expense as a result of the issuance of the Senior Secured Notes on July 26, 2012, 2013 Additional Notes on June 3, 2013 and increased borrowings on the Credit Agreement and three credit facilities.

•	Increase in capitalized interest due to continued construction of the new zinc facility.

•	Increase in income recorded under the Shell option contract related to Shell's extension of its purchase option on our Monaca facility.

Consolidated income tax benefit.

	2013	2012
Income tax benefit (in millions)	$(7.5)	$(16.9)
Effective tax rate	34.8%	35.8%

•
The decrease in the effective tax rate primarily reflects the combined effect of a change in our pre-tax income for 2013 and the related impact of permanent differences. In addition, a valuation allowance was recorded in 2013, which reduced the effective rate.

Consolidated net loss.
Net loss for 2013 was $(13.9) million compared to a net loss of $(30.5) million for 2012.
Business Segments
Horsehead
Net sales.

Net sales. Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $28.0 million, or 8.1%, to $317.5 million for 2013 from $345.5 million in 2012.

Change in Horsehead net sales	(in millions)
Increase in HZP sales (acquired on November 16, 2012)	$18.3
Volume decrease due to zinc products and services (other than HZP products)	(55.5)
Price realization increase due to zinc products and services (other than HZP products)	4.9
Increase in WOX sales	2.9
Miscellaneous and other sales increase	1.4
Total change in Horsehead net sales	$(28.0)

•	The decrease in sales volume was primarily related to decreased shipments of zinc metal and zinc oxide. See further discussion following.

•	Price realization increase was the result of higher realized premiums per pound on zinc oxide tons sold in 2013. The average LME zinc price, however, was 1.9% lower for 2013 as compared to 2012.

•
Net sales for 2013 were reduced by unrealized non-cash adjustments of $5.6 million relating to our hedging activities. Net sales for 2012 were reduced by unrealized non-cash adjustments of $31.0 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	2013	2012
Zinc product shipments	130,565	154,729
Zinc product shipments on a zinc contained basis	121,959	142,774
Average sales price realization on a zinc contained basis	$1.05	$1.01

•
Higher average sales price realization relates primarily to an increase in premiums on zinc oxide due to zinc oxide price increases which became effective in 2013 and significantly increased the oxide premium to the average LME zinc price.

Net sales of zinc metal decreased $28.1 million, or 16.2%, to $145.6 million for 2013 compared to $173.7 million for 2012.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(26.1)
Decrease in price realization	(2.0)
Total change in Horsehead zinc metal net sales	$(28.1)

•
Decrease in volume partially related to efforts to increase product premiums during 2013 while building inventory to support customer demand during the transition of production facilities to North Carolina.

•	Horsehead 2013 metal sales to HZP, which was acquired on November 16, 2012, were treated as intercompany sales and eliminated in consolidation.

Net sales of zinc oxide decreased $24.3 million, or 22.2%, to $85.4 million for 2013 from $109.7 million for 2012.

Change in Horsehead zinc oxide net sales	(in millions)
Decrease in volume	$(30.7)
Increase in price realization	6.4
Total change in Horsehead zinc oxide net sales	$(24.3)

•	Decrease in volume due to the anticipated transition of production of zinc oxide to our Zochem facility and the related permanent closure of our zinc oxide refinery in Monaca on December 23, 2013.

Revenues from EAF dust recycling increased $1.0 million, or 2.3%, to $44.6 million in 2013 from $43.6 million in 2012.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(0.8)
Increase in price realization	1.8
Total change in Horsehead EAF Dust recycling net sales	$1.0

•	Increase in price realization due to an increase in the average price per ton received.

•	EAF dust receipts were 613,748 tons for 2013 compared to 624,441 for 2012.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $24.1 million, or 7.1%, to $314.0 million in 2013 from $338.1 million in 2012.

	2013	2012
Cost of sales as a % of net sales, excluding non-cash adjustments related to hedging and one-time charges relating to the Monaca facility	92.7%	90.5%
Unrealized non-cash losses related to hedging (in millions)	$5.6	$31.0

•	Cost of sales percentage excludes impairment charges recorded in 2013 and 2012 and severance and inventory write off charges in 2013, all related to the Monaca facility.

The cost of zinc material and other products sold decreased $25.9 million, or 8.5%, to $279.1 million in 2013 from $305.0 million in 2012.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease in impairment charge	$(16.0)
Volume decrease of zinc material and other products	(34.5)
Increase in cost of zinc material and other products shipped	12.2
Severance and inventory write off in 2013	10.4
Increase in recycling and other costs	2.0
Total change in Horsehead cost of zinc metal and other products sold	$(25.9)

•	Impairment charges of $9.3 million, related to the eventual closure of the Monaca facility, were recorded in 2013 compared to impairment charges of $25.3 million in 2012.

•	Severance and inventory write offs in 2013 related to the Monaca facility.

•	Cost of zinc material and other products shipped includes additional production costs of $16.6 million during 2013 related to HZP which was acquired on November 16, 2012.

•	Increase in recycling and other costs primarily related to the sale of WOX and calcine in 2013.

•	LCM adjustments of $3.7 million and $1.4 million were recorded in 2013 and 2012, respectively, primarily due to the continued attrition of the LME zinc price.

Conversion costs at the Monaca and recycling production facilities decreased $5.4 million, or 2.4%, to $216.8 million in 2013 from $222.2 million in 2012.

Change in Horsehead conversion costs	(in millions)
Coke	(5.1)
Maintenance related costs	(0.3)
Services	(0.7)
Utilities	1.9
Labor	(1.0)
Other	(0.2)
Total change in Horsehead recycling conversion costs	$(5.4)

•	Conversion costs reflect a 14.7% decrease in production levels due to the impending shutdown of the Monaca facility which increased employee turnover at that facility.

•
Production also declined as a result of an unplanned shutdown and rebuild of two metal columns and one oxide refining column during April 2013 which reduced downstream capacity to process metal from the smelter. Additionally, during the third quarter of 2013, we were forced to operate at a five furnace level for most of the quarter due to the temporary shutdown of two smelting furnaces. We continued to operate at a five furnace level for most of the fourth quarter of 2013.

The cost of EAF dust services increased $1.8 million, or 5.4%, to $34.9 million for 2013 from $33.1 million for 2012.

Change in Horsehead cost of EAF dust services	(in millions)
Increase in transportation costs	$2.4
Decrease in volume	(0.6)
Total change in Horsehead cost of EAF dust services	$1.8

•	EAF dust receipt tons decreased 1.8% for 2013 compared to 2012.

Loss from operations.

For the reasons stated above, our loss before income taxes was:

Horsehead loss before income taxes (in millions)	2013	2012
Loss before taxes	$(40.9)	$(60.2)
Impairment charges related to the Monaca facility	9.3	25.3
Severance and inventory write-offs related to Monaca facility	10.4	—
Unrealized non-cash losses related to hedging	5.6	31.0
Loss before taxes excluding unrealized non-cash losses related to hedging and one-time charges related to the Monaca facility	$(15.6)	$(3.9)

Zochem
Net sales.

Net sales, excluding unrealized non-cash adjustments related to our hedging activities, increased $12.2 million, or 18.4%, to $78.4 million in 2013 from $66.2 million in 2012.

Change in Zochem net sales	(in millions)
Higher shipment volume	$8.5
Increase in price realization	3.7
Total change in Zochem net sales	$12.2

•	Higher shipment volume due to the transition of our oxide customers from our Monaca facility to our Zochem facility in the later part of 2013.

•
Increase in price realization resulted from an zinc oxide price increase which became effective in 2013 and significantly increased the oxide premium to the average LME zinc price. This increase in zinc oxide premium was partially offset by a 1.9% lower LME zinc price for 2013 as compared to 2012.

•	Non-cash adjustments were not material for 2013 but resulted in $0.2 million in favorable adjustments in 2012.

Cost of sales (excluding depreciation and amortization).

Cost of sales increased $7.2 million, or 12.0%, to $67.3 million in 2013 from $60.1 million in 2012.

Change in Zochem cost of sales	(in millions)
Increase due to volume	$7.7
Decrease in cost of product shipped	(0.5)
Total change in Zochem cost of sales	$7.2

•	Shipment volume increased 12.8% in 2013 as compared to 2012 due to the beginning of transition of oxide customers from Monaca to Zochem in the later part of 2013.

Income before income taxes.
For the reasons stated above, Zochem's income before income taxes was $7.9 million for 2013 compared to $3.4 million for 2012.

INMETCO
Net sales.

Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $2.9 million, or 5.1%, to $53.7 million in 2013 from $56.6 million in 2012.

Change in INMETCO net sales	(in millions)
Decrease in price realization	$(2.9)
Increase in shipment volume	0.9
Decrease in environmental service revenue	(0.9)
Total change in INMETCO net sales	$(2.9)

•	Decrease in price realization as a result of a 14.4% lower LME average nickel price.

•
Net sales for 2013 included $0.1 million unfavorable non-cash adjustments related to nickel hedging activities while net sales for 2012 included $0.2 million favorable non-cash adjustments related to nickel hedging activities.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $0.9 million, or 2.5%, to $35.4 million in 2013 from $36.3 million in 2012.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(0.4)
Higher shipment volume	0.7
Change in net insurance benefit recorded	(1.2)
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(0.9)

•	Decrease in cost of products shipped was due to lower raw material costs resulting from a 14.4% lower average LME nickel price in 2013 as compared to 2012.

•	Net insurance benefits of $2.3 million and $1.1 million related to a fire at the INMETCO facility in October 2012 were recorded in 2013 and 2012, respectively.

Loss from operations.
For the reasons stated above, our loss before income taxes was:

INMETCO income before taxes (in millions)	2013	2012
Income before taxes	$12.5	$15.0
Unrealized non-cash losses (gains) related to hedging	0.1	(0.2)
Net insurance benefit	(2.3)	(1.1)
Income before taxes excluding unrealized non-cash losses (gains) related to hedging and net insurance benefit	$10.3	$13.7
Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales remained the same at $2.0 million for 2013 and 2012. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment and the sale of zinc products from our Horsehead segment to our Zochem segment.

Loss before income taxes.
Loss before income taxes decreased $4.6 million to $(1.0) million for 2013 compared to $(5.6) million for 2012. The decrease was primarily due to an increase in capitalized interest of $18.1 million due to the construction of the new zinc facility which was partially offset by an increase in actual interest expense of $13.6 million as a result of an increase in debt outstanding during 2014 which was recorded in our corporate division.
Liquidity and Capital Resources

Our balance of cash and cash equivalents at December 31, 2014 was $30.7 million, a $105.6 million decrease from the December 31, 2013 balance of $136.3 million. Cash and cash equivalents are primarily held in three U.S. banks and one Canadian bank.

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Senior Secured Notes offering, we amended our Horsehead revolving credit facility (as amended, the "ABL Facility") to permit the offering of the Senior Secured Notes and the incurrence of liens on the collateral that secures the Senior Secured Notes and ABL Facility. On June 30, 2014, we entered into the Fourth Amendment to the ABL Facility, which increased our advance rates on borrowings under the agreement. On September 22, 2014, we entered into the Fifth Amendment to the ABL Facility, which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. We had $14.8 million in outstanding borrowings and $3.5 million of availability remaining on the ABL Facility as of December 31, 2014.

On August 28, 2012, we announced that we entered into a credit agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of December 31, 2014, we had $20.0 million in outstanding borrowings and $2.0 million of availability under the credit agreement.

On December 21, 2012, Zochem entered into the $15.0 million CAD Zochem Facility to support liquidity needs for its recently completed production capacity expansion. We also entered into this facility as a guarantor of Zochem's obligations. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million 2014 Zochem Facility. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility. We had $19.4 million in outstanding borrowings and no availability remaining under this facility as of December 31, 2014.

On June 3, 2013, we completed the sale of an additional $20.0 million in aggregate principal amount of 2013 Additional Notes at an issue price of 106.5% of the principal amount. The 2013 Additional Notes were issued as additional notes under the indenture dated July 26, 2012 and pay interest semiannually at a rate of 10.50% per annum. The 2013 Additional Notes were issued at an effective interest rate of 8.6%. We received net proceeds from the offering of $21.0 million.

On June 24, 2013, INMETCO entered into the $15.0 million INMETCO Facility to support working capital requirements and for general corporate purposes. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. On March 31, 2014, we entered into the First Amendment to the Credit Agreement, which amended certain provisions, including the increase of the maximum advances allowed to $20.0 million. We had $20.0 million in outstanding borrowings on this facility as of December 31, 2014 and no remaining availability.

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

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par. The Unsecured Notes mature on June 1, 2017. The Unsecured Notes are a new issue of notes that pay interest semiannually at a rate of 9.00% per annum, beginning on December 1, 2014. On July 29, 2014, we also completed the sale of an additional $10.0 million aggregate principal amount of our Secured Notes, at an issue price of 113.00% of par. The 2014 Additional Notes were issued as additional notes under the indenture dated July 26, 2012 and pay interest semiannually at a rate of 10.50% per annum. The 2014 Additional Notes were issued at an effective interest rate of 5.5%. Total net proceeds from the July 29, 2014 offerings were $49.7 million.

At December 31, 2014, there was an aggregate of $205.0 million of Senior Secured Notes outstanding.

Our new zinc facility currently in the ramp-up stage has experienced operational difficulties that we believe are typical of a start-up of this size which have resulted in production interruptions. Numerous improvements have been made to remediate these issues and improve the ramp-up rate. The primary bottleneck thus far has been the removal of solids at the front end of the process. This is conventional technology used extensively in hydrometallurgical and mining applications, thus we anticipate that this issue will be resolved. We have made progress through better control of the process and improvements in equipment reliability. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. However, issues such as the removal of solids described above have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility. The facility operated continuously since early August 2014 after a shutdown during the month of July 2014. On January 5, 2015, we reported that the facility produced approximately 12,000 tons of zinc metal in the fourth quarter of 2014 (with approximately 5,400 tons produced in December), compared to approximately 4,300 tons in the third quarter of 2014 and approximately 3,400 tons in the second quarter of 2014. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by recent extreme cold weather conditions. On February 20, 2015, we began a planned seven day outage to address several of these issues. We expect to ramp-up production following this outage. Our interim target is to demonstrate that no bottlenecks exist to operating the facility at 75% of nameplate capacity, or 330 tons per day, by the end of the first quarter of 2015. We believe that our ability to achieve this higher level of production will depend primarily on the absence of further unplanned equipment issues. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment. The timing, however, for the completion of the ramp-up to full production cannot be determined with any certainty at this time.

During 2014, we experienced a decline in our liquidity due to a reduction in the borrowing base of our ABL Facility during the period between the end of production at the Monaca facility and the end of the year as we worked on ramping-up production at our new Mooresboro facility. The borrowing base is expected to increase as Mooresboro production and shipments increase.

We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of (i) our cash balance of approximately $30.7 million at December 31, 2014, which includes the remaining net proceeds of $49.7 million from the issuance of the Unsecured Notes and 2014 Additional Notes on July 29, 2014, (ii) our availability as of December 31, 2014 of $5.5 million under our credit agreement and revolving credit facilities, (iii) net proceeds from our January 28, 2015 equity offering of $69.6 million, (iv) our cost reduction initiatives, and (iv) our expected cash generated from operations will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to our capital needs based on the expected ramp-up to full production of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, by factors relating to the ramp-up of our new zinc facility and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report.

Capital expenditures for 2015 are estimated to be approximately $33 million, which include expenditures related to potential expansion projects and maintenance capital.

Cash Flows from Operating Activities

Our operations used a net $40.7 million of cash during 2014 as accounts payable decreased $46.5 million. The cash flows generated reflect the operating performance in 2014, which include one time costs incurred during both the shutdown of the Monaca facility and the startup of operations at the new zinc facility.

Our investment in working capital was $48.5 million at December 31, 2014 and $114.3 million at December 31, 2013. The decrease in working capital was primarily due to a decrease in accounts payable and a decrease in cash during 2014 primarily related to capital expenditures for the new zinc facility.

Cash Flows from Investing Activities

Capital expenditures were $110.8 million for 2014, of which $90.1 million related to the construction of the new zinc facility.
Cash Flows from Financing Activities

Cash provided by financing activities totaled $45.9 million and consisted primarily of net proceeds of $51.3 million from the issuance of debt on July 29, 2014 offset by $1.9 million in debt issuance costs, $33.3 million in borrowings on our credit facilities offset by repayments of $35.6 million and $1.6 million in borrowings on the Credit Agreement offset by repayments of $2.9 million.

Year Ended December 31, 2013

Cash Flows from Operating Activities

Our operations provided a net $42.0 million of cash in 2013. The cash flows generated reflect the operating performance in 2013, reflecting lower sales for that period. During 2013, we began to build inventory at our Monaca location in order to be able to service customers during the start-up of the new zinc facility in the first quarter of 2014. Building inventory during 2013 used $14.4 million of cash. During 2013, we received a $3.2 million federal income tax refund and $4.0 million in insurance proceeds from the October 2012 fire at our INMETCO facility.

Our investment in working capital was $114.3 million at December 31, 2013 and $265.6 million at December 31, 2012. This decrease in working capital was primarily due to an increase in accounts payable and a decrease in cash during 2013 related to capital expenditures for the new zinc facility.

Cash Flows from Investing Activities

Capital expenditures were $311.8 million for 2013, of which $287.3 million related to the construction of the new zinc facility. Insurance proceeds from the INMETCO fire which related to fixed assets were $1.8 million.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $160.2 million and consisted primarily of net proceeds of $72.0 million from the issuance of equity on October 30, 2013, $74.5 million in borrowings on the credit facilities offset by repayments of $18.0 million, $13.4 million in borrowings on the Credit Agreement offset by repayments of $1.9 million, and $21.3 million in Secured Notes issued on June 3, 2013.

Contractual Obligations and Commercial Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2014:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt obligations (excluding interest)	$419.4	$3.0	$405.6	$6.1	$4.7
Operating lease obligations	15.8	4.8	7.2	2.7	1.1
Interest on fixed rate debt	70.2	28.9	41.3	—	—
Interest on variable rate debt (1)	4.9	2.2	2.0	0.5	0.2
Other long-term liabilities (2)	14.9	1.1	2.6	2.1	9.1
Total	$525.2	$40.0	$458.7	$11.4	$15.1

(1) Variable rate interest expense includes interest on our three credit facilities and our credit agreement. Interest expense is estimated based on our year end 2014 debt balances, maturities and interest rates. The estimate assumes no additional borrowings. Our actual debt balances and interest rates may fluctuate in the future. Therefore, actual interest payments may vary from those payments detailed in the above table.

(2) Other long-term liabilities include obligations associated with the NMTC put option, the pension liability, obligations associated with the new zinc facility and payments under the ESOI deferred purchase agreements.

At December 31, 2014, we were a party to raw material supply agreements through 2015. The agreements require us to purchase approximately 50,000 tons of SHG metal for 2015 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2014 average LME zinc price, this purchase commitment is estimated to be approximately $107 million for 2015.

Capital expenditures for 2015 are estimated to be approximately $33 million, which include expenditures related to potential expansion projects and maintenance capital.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of December 31, 2014, we had letters of credit outstanding under the ABL and Zochem Facility in the amount of $7.9 million primarily to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, at December 31, 2014, we utilized four different brokers for our hedging program.

On November 11, 2011, we received notification via email from MF Global UK Ltd. (in special administration) notifying us that all outstanding OTC hedge positions would be closed with an effective date of November 1, 2011. The net value of these outstanding OTC positions was $0.4 million and this amount was written off during the fourth quarter of 2011. During the first quarter of 2013, the Company sold its rights to any future bankruptcy settlement for these OTC positions to a third party and received $0.8 million.

Interest Rate Risk

We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011 (as amended), our $25.8 million Credit Agreement entered into on November 14, 2012, our $20.0 million 2014 Zochem Facility entered into on April 29, 2014 and our $20.0 million INMETCO facility entered in on June 24, 2013 (as amended), all of which bear interest at variable rates. Assuming that our three credit facilities and Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

Commodity Price Risk

Our business consists principally of the sale of zinc and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market prices of zinc and nickel. While our finished products are generally priced based on a spread to the price of zinc or nickel on the LME, our revenues are impacted significantly by changes in the market prices of these metals. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. In addition, we consume substantial amounts of energy in our zinc production and EAF dust recycling operations, and therefore our cost of sales is vulnerable to changes in prevailing energy prices, particularly electricity, natural gas and coke.

At December 31, 2011, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 160,000 tons of zinc production, representing approximately 75% of the expected shipments for the period from January 2012 through June 2013. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the construction of the new zinc facility. We also had zinc call options with a $1.81 per pound strike price, covering 160,000 tons of zinc production, outstanding at December 31, 2011.

At December 31, 2012, we had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106,000 tons of zinc production representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, we purchased zinc put options, for the second half of 2013 at a cost of $4.9 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. We also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at December 31, 2012. The remaining zinc call options expired during the six months ended June 30, 2013.
During the first quarter of 2013, we purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13,200 tons of production at a cost of $0.8 million. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4,400 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5,000 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. We converted a portion of the put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility. The sale of the put options resulted in a $1.3 million cash benefit, and we were able to put the swaps in place without any additional payment. In December 2013, we entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These swaps were transacted without any payment by us.
At December 31, 2013, the total quantity covered under forward fixed price swaps was 26,600 tons and the total quantity covered under put options was approximately 11,600 tons at a strike price of $0.85 per pound. All quantities covered related to the first quarter of 2014 and no forward fixed price swaps nor put options were in place beyond the first quarter of 2014. In late July and early August 2014, we added zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month. In October and early November 2014, we added zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month. These fixed rate swaps were put in place to reduce volatility during the continued ramp up of production at the new zinc facility.
The put options settled monthly on an average LME pricing basis. During the year ended December 31, 2014, the average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and we received no settlement payment. During the year ended December 31, 2013, the average LME monthly zinc prices for six of the twelve months were lower than the strike price for the contracts and we received a total of $1.4 million. During the year ended December 31, 2012, the average LME monthly zinc prices for three of the twelve months were lower than the strike price for the contracts and we received a total of $0.8 million.

We received $0.7 million and $1.1 million, respectively, from the settlement of fixed price swaps during the years ended December 31, 2014 and 2013. We did not have any fixed price swaps in place during 2012.
At December 31, 2014, we had no remaining put options nor fixed price swaps in place.
During the first quarter of 2015, we added zinc fixed price swaps for the month of February 2015, at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3,300 tons for the month.

At December 31, 2014, we were a party to raw material supply agreements through 2015. The agreements require us to purchase approximately 50,000 tons of SHG metal for 2015 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2014 average LME zinc price, this purchase commitment is estimated to be approximately $107 million for 2015.

Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis

Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from the Canadian Dollar to the U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of its sales and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on pretax earnings and cash flows for the next year.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements, together with the related notes and the report of the independent registered public accounting firm, are set forth on the pages indicated in Item 15 in this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosure.
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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a−15(f) and 15d−15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the 2013 Internal Control Integrated Framework. Based on our assessment, management believes that, as of December 31, 2014, our internal control over financial reporting is effective based on those criteria.

The independent registered public accounting firm which audited our financial statements included in this Annual Report on Form 10−K has issued an attestation report on our internal control over financial reporting. Please see “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.
We have audited the internal control over financial reporting of Horsehead Holding Corp. (a Delaware Corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Management’s Report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated March 2, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP
Cleveland, Ohio
March 2, 2015

ITEM 9B. OTHER INFORMATION

None.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item may be found in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference and in “Executive Officers of the Registrant” as set forth in “Item 1. Business” in this report.

There have been no material changes to the procedures through which stockholders may recommend nominees to our Board of Directors since April 10, 2006. We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.horsehead.net click on “Investor Relations”, then click on "Corp. Governance" and then click on “Code of Ethics for Senior Management.” We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Horsehead Holding Corp., Attention: Secretary, 4955 Steubenville Pike, Suite 405, Pittsburgh, Pennsylvania 15205.
ITEM 11. EXECUTIVE COMPENSATION

The information required by this item may be found in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item may be found in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item may be found in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item may be found in our Proxy Statement related to the 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2015.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on March 2, 2015.

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
Jack Shilling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheets of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries ( the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive (loss) income, changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 2, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Cleveland, Ohio
March 2, 2015

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013
(Amounts in thousands, except per share amounts)

	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$30,714	$136,327
Accounts receivable, net of allowance of $371 and $554, respectively	60,242	58,649
Inventories, net	55,008	69,576
Prepaid expenses and other current assets	3,755	5,264
Deferred income taxes	5,251	6,337
Total current assets	154,970	276,153
Property, plant and equipment, net	799,093	708,250
Other assets
Intangible assets, net	10,192	11,268
Deferred finance costs and other	9,262	9,641
Total other assets	19,454	20,909
Total assets	$973,517	$1,005,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,044	$2,870
Accounts payable	67,734	114,191
Accrued expenses	35,645	44,758
Total current liabilities	106,423	161,819
Long-term debt, less current maturities	406,016	354,768
Other long-term liabilities	18,291	17,787
Deferred income taxes	8,602	26,044
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 50,719 and 50,437 shares issued and outstanding in 2014 and 2013, respectively	507	504
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	313,815	308,825
Retained earnings	115,377	130,833
Accumulated other comprehensive income	534	667
Total stockholders’ equity before noncontrolling interest	430,233	440,829
Noncontrolling interest	3,952	4,065
Total stockholders’ equity	434,185	444,894
Total liabilities and stockholders’ equity	$973,517	$1,005,312

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014, 2013 and 2012
(Amounts in thousands except per share amounts)

	2014	2013	2012
Net sales of zinc material and other goods	$359,487	$344,798	$336,324
Net sales of nickel-based material and other services	54,020	53,520	56,745
EAF dust service fees	40,430	43,618	42,597
Net sales	453,937	441,936	435,666
Cost of sales of zinc material and other goods	348,281	337,831	364,146
Cost of sales of nickel-based material and other services	32,845	36,868	36,841
Cost of EAF dust services	33,660	34,869	33,070
Restructuring expenses	288	7,691	—
Insurance claim income	—	(2,450)	(1,500)
Cost of sales (excluding depreciation and amortization)	415,074	414,809	432,557
Depreciation and amortization	35,406	29,678	26,193
Selling, general and administrative expenses	24,149	22,207	20,882
Total costs and expenses	474,629	466,694	479,632
Loss from operations	(20,692)	(24,758)	(43,966)
Other income (expense)
Interest expense	(21,680)	(2,728)	(7,864)
Gain on bargain purchase of a business	—	—	1,781
Interest and other income	13,942	6,072	2,694
Total other income (expense)	(7,738)	3,344	(3,389)
Loss before income taxes	(28,430)	(21,414)	(47,355)
Income tax benefit	(12,974)	(7,455)	(16,928)
NET LOSS	$(15,456)	$(13,959)	$(30,427)
Loss per common share:
Basic	$(0.30)	$(0.31)	$(0.69)
Diluted	$(0.30)	$(0.31)	$(0.69)
Weighted average shares outstanding:
Basic	50,682	45,160	43,841
Diluted	50,682	45,160	43,841

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the Years Ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Net loss	$(15,456)	$(13,959)	$(30,427)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	—	—	302
Net pension liability adjustment	(133)	911	(288)
Comprehensive loss	$(15,589)	$(13,048)	$(30,413)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Years Ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Non-controlling interest	Total
	Shares	Amount
Balance at December 31, 2011	43,696	$436	$232,562	$175,219	$(258)	$4,292	$412,251
Restricted stock vesting	120	2	—	—	—	—	2
Adjustment to equity value of Convertible Notes	—	—	(704)	—	—	—	(704)
Stock compensation expense	—	—	2,477	—	—	—	2,477
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net tax benefit of equity award vesting	—	—	(82)	—	—	—	(82)
Stock option exercise	138	1	137	—	—	—	138
Restricted stock withheld for taxes	—	—	(275)	—	—	—	(275)
Comprehensive (loss) income, net of tax:	—	—	—	(30,427)	14	—	(30,413)
Balance at December 31, 2012	43,954	439	234,115	144,792	(244)	4,179	383,281
Restricted stock vesting	158	2	(2)	—	—	—	—
Distribution to noncontrolling interests	—	—	—	—	—	(114)	(114)
Stock compensation expense	—	—	3,209	—	—	—	3,209
Net tax benefit of equity award vesting	—	—	(19)	—	—	—	(19)
Net proceeds from equity offering	6,325	63	71,933	—	—	—	71,996
Restricted stock withheld for taxes	—	—	(411)	—	—	—	(411)
Comprehensive (loss) income, net of tax:	—	—	—	(13,959)	911	—	(13,048)
Balance at December 31, 2013	50,437	504	308,825	130,833	667	4,065	444,894
Restricted stock vesting	209	2	(2)	—	—	—	—
Stock compensation expense	—	—	4,768	—	—	—	4,768
Net tax benefit of equity award vesting	—	—	(33)	—	—	—	(33)
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Restricted stock withheld for taxes	—	—	(683)	—	—	—	(683)
Stock option exercise	73	1	940	—	—	—	941
Comprehensive loss, net of tax:	—	—	—	(15,456)	(133)	—	(15,589)
Balance at December 31, 2014	50,719	$507	$313,815	$115,377	$534	$3,952	$434,185

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(15,456)	$(13,959)	$(30,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	35,406	29,678	26,193
Gain on bargain purchase of a business	—	—	(1,781)
Gain on insurance recovery related to fixed assets	—	(1,791)	(1,264)
Deferred income tax benefit	(16,356)	(9,862)	(18,244)
Accretion on debt	3,766	3,727	3,288
Accretion on ESOI liabilities	431	445	772
Amortization of deferred finance costs	2,759	2,394	1,235
Losses on write down or disposal of assets	915	10,050	25,936
Losses on write down of inventory supplies	456	2,738	—
(Gains) losses on derivative financial instruments	(1,054)	5,719	30,642
Lower of cost or market adjustment to inventories	3,561	3,739	1,421
Non-cash compensation expense	4,768	3,209	2,477
Capitalization of interest	(14,895)	(29,438)	(10,464)
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(1,558)	1,338	1,884
Decrease (increase) in inventories, net	10,551	(14,386)	(7,726)
Decrease in prepaid expenses and other current assets	1,317	3,399	107
(Increase) decrease in deferred finance costs and other	(634)	(97)	6
(Decrease) increase in accounts payable	(46,457)	30,252	44,457
(Decrease) increase in accrued expenses	(7,902)	12,667	(1,612)
(Decrease) increase in other long-term liabilities	(277)	2,173	(2,668)
Net cash (used in) provided by operating activities	(40,659)	41,995	64,232
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(110,825)	(311,798)	(184,541)
Insurance proceeds related to fixed assets	—	1,791	1,264
Acquisitions	—	—	(400)
Decrease in restricted cash	—	—	2,500
Net cash used in investing activities	(110,825)	(310,007)	(181,177)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	21,300	171,829
Distributions to noncontrolling interest equity holders	(113)	(114)	(113)
Borrowings on the Credit Facilities	33,324	74,500	—
Repayments on the Credit Facilities	(35,594)	(18,000)	—
Debt issuance costs	(1,897)	(524)	(9,075)
Borrowings on the Credit Agreement	1,555	13,358	9,841
Repayments on the Credit Agreement	(2,929)	(1,866)	—
Proceeds from the exercise of stock options	941	—	138
Tax effect of share based compensation award exercise and vesting	(33)	(19)	(82)
Restricted stock withheld for taxes	(683)	(411)	(275)
Net proceeds from the issuance of stock	—	71,996	—
Net cash provided by financing activities	45,871	160,220	172,263
Foreign currency impact on cash balance	—	—	301
Net (decrease) increase in cash and cash equivalents	(105,613)	(107,792)	55,619
Cash and cash equivalents at beginning of period	136,327	244,119	188,500
Cash and cash equivalents at end of period	$30,714	$136,327	$244,119
The accompanying notes to financial statements are an integral part of these statements

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—ORGANIZATION

Horsehead Holding Corp. (“HHC” or the “Company”) was incorporated in the state of Delaware in May 2003.

The Company is a producer of zinc and nickel-based products sold primarily to customers throughout the United States of America and Canada. It is also the largest recycler of electric arc furnace (“EAF”) dust in the United States and a leading U.S. recycler of hazardous and non-hazardous waste for the specialty steel industry. It also provides short-line railroad service for the movement of materials for both the Company and outside customers. The Company operates as three business segments.

The consolidated financial statements include the accounts of Horsehead and its wholly-owned subsidiaries, Horsehead Corporation (“Horsehead”), Chestnut Ridge Railroad Corp., Horsehead Zinc Recycling, LLC, Horsehead Metals Development, LLC, Horsehead Metal Products, LLC ("HMP"), The International Metals Reclamation Company, LLC (“INMETCO”), Zochem Inc. (“Zochem”), and Horsehead Zinc Powders, LLC (“HZP”). Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to prior year amounts in Note BB - Segment Information to conform with current year classifications.
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

Revenue Recognition

The Company recognizes revenues from the sale of finished goods when persuasive evidence of a sales arrangement exists which includes a fixed or determinable price, when passage of title or risk of loss has occurred (which is generally at the time of shipment) and when collectability is reasonably assured.

The Company recognizes service fee revenue when persuasive evidence of a sales arrangement exists which includes a fixed or determinable price, passage of title or risk of loss has occurred (which is generally at the time of receipt of EAF dust that the Company collects from steel mini-mill operators) and when collectability is reasonably assured.

The components of net sales for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Zinc and nickel material goods	$372,661	$363,075	$360,072
Service fee revenue	73,494	73,423	69,347
Other	7,782	5,438	6,247
	$453,937	$441,936	$435,666

Zinc and nickel material goods sales include all zinc and nickel related products sold as a tangible good. Service fee revenue includes EAF service revenue and tolling and environmental service revenue. Other revenues include miscellaneous and all other sales.

One customer comprised 11% of consolidated net sales. Our ten largest customers comprised 44%, 34% and 37% of our consolidated sales in 2014, 2013 and 2012, respectively. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber, stainless steel and mini-mill markets.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. In 2014, the Company wrote off $61 in uncollectable accounts and recovered no previously written off balances. In 2013, the Company did not write off any uncollectable accounts and recovered $3 in previously written off balances. The (benefit) provision for bad debt was $(122), $(19) and $45 for 2014, 2013, and 2012, respectively.

One customer comprised 17% of consolidated accounts receivable at December 31, 2014. Ten customers comprised 46% and 36% of consolidated accounts receivable at December 31, 2014 and 2013, respectively.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, chemical reagents and supplies and spare parts are valued at the lower-of-cost-or-market (“LCM”) using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced, from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc and nickel are traded as commodities on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for LCM adjustments, the Company considers the forward metal prices as quoted on the LME as of the reporting date in determining its estimate of net realizable value and to determine if an adjustment is required. The Company's product revenues are based on the current or prior months’ LME average prices. The LME average price upon which product revenue is based has been reasonably correlated with the forward LME price that is used to determine lower of cost or market adjustments. See Footnote J - Inventories for further discussion on LCM adjustments.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Environmental Obligations

The Company accrues for costs associated with environmental obligations when such costs are probable and can be reasonably estimated. Accruals for estimated costs are generally undiscounted and are adjusted as further information develops or circumstances change.

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

Contingencies

During the ordinary course of business, the Company is from time to time threatened with, or may become a party to, legal actions and other proceedings. The Company assesses contingencies as to whether they are probable and estimable and records its best estimate of the potential loss. Legal costs associated with these contingencies are recorded as incurred.

While the Company is currently involved in certain legal proceedings, it believes the results of these proceedings will not have a material adverse effect on its financial condition, results of operations, or cash flows.

Income Taxes

Deferred income taxes reflect the tax consequences on future years of differences between the tax basis of assets and liabilities and their respective financial reporting amounts. The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.

Comprehensive Income (Loss)

The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s accumulated other comprehensive income or loss, consisting of cumulative foreign currency translation adjustments and pension liability adjustments (net of tax), is reported separately in the accompanying Consolidated Statements of Comprehensive Loss.

Share-Based Compensation

The Company has a share-based compensation plan. Employee stock options granted on or after January 1, 2006 are expensed by the Company over the requisite service period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted stock unit service or performance related grants are expensed by the Company over the vesting period, with the expense measured based on the stock price on the grant-date multiplied by the number of restricted stock units granted. Restricted stock unit market based grants are expensed by the Company over the vesting period, with the expense determined using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as a basis for the Black Scholes and Monte Carlo valuations.

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

The three levels are described as follows:

•
Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable, and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note I - Cash and Cash Equivalents). Borrowings under the Company's credit facilities are considered to be in Level 1 of the fair value hierarchy (see Note P- Long Term Debt).

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

•
Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt). The Senior Secured Notes, issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and are subsequently carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note P - Long-Term Debt).

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

The Company records derivative instruments in current assets or current liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and the Company recognizes changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of third party counterparties valuations, with whom the Company has entered into substantially identical derivative contracts, to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.

The Company is exposed to credit loss should counter-parties or clearing agents with which it has entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, the Company utilizes LME-registered contracts entered into with the London Clearing House for some of its contracts. In addition, the Company minimizes credit loss by utilizing four different brokers for its derivative contracts (see Note V - Accounting for Derivative Instruments and Hedging Activities).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Foreign Currency Translation

The functional currency of the Company's Zochem subsidiary, which was acquired on November 1, 2011, was Canadian Dollars. Assets and liabilities were translated at period-end exchange rates. Income and expense items were translated at weighted average rates of exchange prevailing during the year. Translation adjustments were included in other comprehensive income. As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move production to Zochem and effectively controlled Zochem's entire sales function. In addition, systems integration allowed the Company to more effectively manage the operations of the Zochem facility. In July 2012, the Company announced expansion plans for the Zochem facility in anticipation of the impending shutdown of the Monaca facility. Additionally, Zochem sales are predominately in U.S. Dollars. Based on the change in facts, effective August 1, 2012, the Company changed Zochem’s functional currency reporting basis to the U.S. Dollar. A portion of Zochem's sales, however, and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end (See Note D - Functional Currency Change).

Earnings per Share

Basic earnings per share are calculated using the weighted-average shares of common stock outstanding. Diluted earnings per share includes the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method (See Note X - Earnings per Share).

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

We have no goodwill.

Acquisitions

The Company recognizes the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires the Company to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Acquisition costs are expensed as incurred (See Note E - Acquisition of Business).

Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2014, 2013 and 2012 was $28,743, $24,721 and $10,753, respectively. Cash paid for interest in 2014, 2013 and 2012 includes interest capitalized of $13,942, $23,809 and $9,906, respectively. Cash paid for income taxes in 2014, 2013 and 2012 was $1,041, $2,584 and $4,348, respectively.

Variable Interest Entities

Investments in other entities are accounted for using the consolidation, equity or cost basis method depending upon the Company's level of ownership, ability to exercise significant influence over the operating and financial policies of the investee and whether the Company is determined to be the primary beneficiary of a variable interest in an entity.

In December 2013, HMP entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the new zinc facility. The majority of the feedstock for the new zinc facility will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the new zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die casters and other users of zinc metal. The ThirtyOx facility

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

became operational in August 2014. HMP's anticipated investment in ThirtyOx is expected to be less than $2.0 million. The Company's net investment in ThirtyOx is $552 at December 31, 2014.

ThirtyOx was determined to be a variable interest entity as its significant activities are directed by a management agreement and not the equity group. HMP has determined that they are not the primary beneficiary of the variable interest. HMP accounts for its investment in ThirtyOx utilizing the equity method of accounting as they do not own over 50% and are not able to exercise significant influence over the joint venture. HMP has recorded its cash contributions to ThirtyOx as an investment which is increased or decreased by its respective share of ThirtyOx pretax income or loss.

The Company has determined that HMP's interest in ThirtyOx is not individually significant to its consolidated balance sheet and income statement and therefore believes it is not required to provide additional disclosures regarding its involvement with this joint venture.

Recently Issued Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. Public entities will apply the amended guidance prospectively to all disposals occurring within annual periods beginning on or after December 15, 2014 and interim periods within those years. Early adoption is permitted under generally accepted accounting principles ("GAAP"). Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards. The Company believes that the adoption of this guidance will not have any impact on the Company's financial position and results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for annual and interim periods ending after December 15, 2016 with early application permitted. The Company does not expect that the adoption of this ASU will have a material impact on the consolidated financial statements.

There have been no other recently issued accounting updates that had a material impact on the Company’s Consolidated Financial Statements.
NOTE C - EQUITY OFFERING

On September 27, 2013, the Company filed with the SEC a shelf registration statement on Form S-3, which was declared effective on October 3, 2013. On October 30, 2013, the Company completed an underwritten public offering, under the shelf registration statement, of 6,325 shares of its common stock, including 825 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. At the public offering price of $12.00 per share, the aggregate price of shares of common stock sold by the Company was $75,900. The net proceeds realized by the Company from the offering, after accounting for $3,416 in underwriting discounts and commissions and $488 in expenses relating to the offering, was $71,996. The net proceeds were available for general corporate purposes, including capital expenditures, acquisitions and working capital.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

On January 28, 2015, the Company completed an additional underwritten public offering under the shelf registration declared effective on October 3, 2013. See Footnote EE - Subsequent Event for further information.
NOTE D - FUNCTIONAL CURRENCY CHANGE

The Company purchased Zochem, located in Canada, on November 1, 2011.  At the time of acquisition, Zochem’s functional currency was the Canadian Dollar.

As part of the integration of Zochem into the Horsehead sales and production system, the Company began to move production to Zochem and effectively controlled the entire sales function. In addition, systems integration allowed the Company to more effectively manage the operations of the Zochem facility. In July 2012, the Company announced expansion plans for the Zochem facility in anticipation of the impending shutdown of the Monaca facility. Additionally, Zochem sales are predominately in U.S. Dollars.

Based on the change in facts, effective August 1, 2012, the Company changed Zochem’s functional currency reporting basis to the U.S. Dollar. A portion of Zochem's sales, however, and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end.

As a result of the functional currency change discussed above, a cumulative translation adjustment of $30 is included in accumulated other comprehensive income and will only be adjusted in the event of a full or partial disposition of the Company's investment in Zochem.
NOTE E - ACQUISITION OF BUSINESS

Mitsui Zinc Powder’s acquisition

On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powders LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed HZP. The estimated purchase price was $1,101 which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration is a per ton fee based on tons shipped for a period of time, up to a maximum of $1,500. The Company was MZP’s long-term supplier of Special Special High Grade zinc metal used in its production process. The acquisition resulted in a gain on bargain purchase. The seller was motivated to sell the assets as it would have been forced to close down its operations when the Company’s new zinc facility, constructed in Mooresboro, North Carolina, was completed. This acquisition helped to facilitate the transition of the Company’s Monaca operations in 2014.

The acquisition was accounted for in accordance with U.S. GAAP, which requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The following table summarizes the amounts recognized for assets acquired and liabilities assumed as of the acquisition date.

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

The Company incurred minimal acquisition related costs. These costs were expensed when incurred and are recorded in selling, general and administrative expense in the Consolidated Statement of Operations for the year ended December 31, 2012. The amount of revenue and net income, including the gain on bargain purchase, which is included in the consolidated income statement for 2012 are $1,759 and $1,614, respectively.

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

The first two payments related to the contingent consideration were made in 2013. Based upon a decrease in expected production, however, the contingent consideration was reduced by $257 in 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014. As a result, the contingent consideration was reduced by an additional $88 in 2014. These adjustments were recorded in Interest and other income in the Consolidated Statements of Operations. The final payment under the contingent consideration was made in October 2014.

On November 7, 2014, the Company announced that Shell Chemical LP ("Shell") had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation to purchase the site of Horsehead Corporation’s facility located in Monaca, PA which also includes the HZP facility site. The HZP production facility was subsequently demolished under an agreement with Shell Chemical.
NOTE F - RESTRUCTURING EXPENSES

On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of its manufacturing operations at the plant located in Monaca, Pennsylvania would be permanently closed and shut down within several months from the notification date. The Company ceased the zinc oxide and high purity zinc metal refinery operations at the Monaca facility on December 23, 2013 and ceased production at the zinc smelter at the end of April 2014. In connection with these actions, the Company permanently terminated the employment of five hundred ten salaried and hourly positions.

Costs and the related liabilities due to involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. The Company recorded a charge of $7,691 during

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

the fourth quarter of 2013 and an additional charge of $288 during 2014 for severance and other employee-related costs associated with the closing of the Monaca, Pennsylvania facility.

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Accrual at December 31, 2013	7,682
Adjustments to previously recorded restructuring charges	288
Cash payments	(7,509)
Remaining accrual at December 31, 2014	$461

The majority of the remaining cash expenditures of $461 related to the severance and other employee-related costs are expected to be paid by June 30, 2015.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability incurred. The Company incurred approximately $2.6 million during 2014 related to costs associated with exit and disposal activities and expects to incur an additional $0.6 million in 2015.
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

A portion of the funds are in the form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are consolidated in the Company’s consolidated balance sheets as of December 31, 2014 and 2013 and do not share in the earnings and losses of the Company, however, they are entitled to guaranteed payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in “Other long-term liabilities” on the Consolidated Balance Sheets of the Company as of December 31, 2014 and 2013. The Company incurred $838 in equity issuance costs related to the financing arrangement which were deducted from the equity proceeds, leaving net proceeds of $4,472 as a non-controlling interest in the Company’s Stockholders’ Equity section as of December 31, 2009. The first five guaranteed payments were made each January beginning in 2010 and reduced the balance of the non-controlling interest to $3,952 at December 31, 2014. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in “Long-term debt, less current maturities” on the Consolidated Balance Sheets of the Company as of December 31, 2014 and 2013.
NOTE H - ASSET WRITE-DOWNS AND DISPOSALS

During the fourth quarter of 2011, the Company recorded an impairment charge of $9,797 related to the Monaca, Pennsylvania facility, to adjust the net book value of the assets for the impending closure and disposition of the facility in connection with the expected future start-up of the new zinc plant in North Carolina. The Company had previously announced plans on closing the smelting operation when the new zinc plant began operations but had not made any final decisions regarding other operations at the site. The useful lives of the assets related to the smelting operation were reduced to two years on December 31, 2011.

On March 15, 2012, the Company announced that it had entered into an option agreement with Shell to purchase its Monaca site. The option, if exercised, would require the Company to vacate the site by a specified time period. Based upon the signing of the option agreement, the Company recorded an additional impairment charge of $3,274 related to its Monaca facility in the first quarter of 2012. The write down resulted in a reduction of $5,955 in the cost and $2,681 in the accumulated depreciation of the Company’s property, plant and equipment. During the third quarter of 2012, the Company announced its intent to close the zinc oxide refinery production capacity at the Monaca facility in 2013. Based upon this announcement, the Company recorded an additional impairment charge of $6,065 during the third quarter of 2012. The write down resulted in a reduction of $8,268 in the cost and $2,203 in the accumulated depreciation of the Company’s property, plant and equipment. The useful lives of the assets

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

related to the refinery operations were reduced to fifteen months on September 30, 2012. During the fourth quarter of 2012, the Company recorded an additional impairment charge of $15,966 based upon the extension of the Shell option agreement in December 2012, the continuation of the construction of the new zinc facility and the determination that the power plant, which has been idled since September 2011, would not be restarted. The write down resulted in a reduction of $33,981 in the cost and $18,015 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of these write-downs are included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” in the Consolidated Statement of Operations.

On October 31, 2013, the Company notified various related parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of Horsehead Corporation's manufacturing operations at it's Monaca, Pennsylvania facility would be permanently closed and shut down within several months from the notification date. Based upon this notice, the Company recorded an impairment charge of $9,349 during the fourth quarter of 2013 related to this facility. The write down resulted in a reduction of $41,644 in the cost and $32,295 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of these write-downs are included in “Cost of sales of zinc material and other goods (excluding depreciation and amortization)” in the Consolidated Statement of Operations. The Company has recorded total impairment charges of $44,451 related to the Monaca facility. The net book value of the remaining assets of the Monaca facility was approximately $5 million at December 31, 2013 and no additional impairment charges will be recorded related to the Monaca facility.

The impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets resulting in the impairment charge.

On November 7, 2014, the Company announced that Shell had exercised its option to purchase the Monaca, Pennsylvania site, under the Amended and Restated Option and Purchase Agreement. No closing date has yet been established.

At December 31, 2014, the only remaining asset of the Monaca facility, land, had a book value approximately $1.2 million. No additional depreciation expense will be recorded related to this facility.

The Company incurred a loss of $915, $701 and $631 in 2014, 2013 and 2012, respectively, on the disposal of machinery and equipment. The cost and accumulated depreciation of the assets disposed were $1,751 and $836, respectively, in 2014, $3,550 and $2,849, respectively, in 2013 and $1,187 and $556, respectively, in 2012.
NOTE I - CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at December 31, 2014 and 2013:

	2014	2013
Cash in bank	$30,497	$136,110
Money market demand account	217	217
	$30,714	$136,327

The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both December 31, 2014 and December 31, 2013. The Company carries deposits in excess of federally insured amounts. At December 31, 2014, the Company had $12,194 in cash held at foreign institutions.

The money market demand account carried an interest rate of 0.15% and 0.20% on December 31, 2014 and 2013, respectively. The cash balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE J—INVENTORIES
Inventories consisted of the following at December 31, 2014 and 2013:

	2014	2013
Raw materials	$17,493	$12,053
Work-in-process	2,847	5,120
Finished goods	21,885	40,468
Supplies and spare parts	12,783	11,935
	$55,008	$69,576

Inventories were net of reserves for slow moving inventory of $5,562 and $6,164 at December 31, 2014 and 2013, respectively. The (benefit) provision for slow-moving inventory was $(34), $3,807 and $(573) for 2014, 2013 and 2012, respectively.
During the fourth quarter of 2013, the Company wrote down its supplies inventory at its Monaca, Pennsylvania facility to net realizable value in anticipation of the closing of the facility in early 2014. The write down resulted in a charge of $2,738. During the second quarter of 2014, the Company wrote down its supplies inventory at its Monaca facility after its closure in April. The write down resulted in a charge of $456. These charges are included in the Cost of sales of zinc material and other goods in the Consolidated Statement of Operations.

The Company recorded LCM adjustments of $3,561 to its finished goods inventories during 2014, $3,739 to its raw material and finished goods inventories during 2013 and $1,421 to its finished goods inventories in 2012. The 2014 , 2013 and 2012 LCM adjustments were the result of the declining LME zinc price, increased production costs in 2013 and 2014 at Monaca as the plant operated at inefficient levels during shutdown, and the incurrence of higher than normal production costs in 2014 at the new zinc facility in Mooresboro, North Carolina which operated at inefficient levels during startup.
NOTE K - PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at December 31, 2014 and 2013:

	2014	2013
Refundable income taxes	$—	$2,017
Prepaid hedge contracts	—	191
Other	3,755	3,056
	$3,755	$5,264
See Note V – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.
NOTE L - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2014 and 2013.

	2014	2013
Land and land improvements	$50,117	$21,879
Buildings and building improvements	96,904	27,758
Machinery and equipment	736,815	196,760
Construction in progress	33,556	546,519
	917,392	792,916
Less accumulated depreciation	(118,299)	(84,666)
	$799,093	$708,250

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company capitalized $14,895, $29,438 and $10,464 of interest expense during the years ended December 31, 2014, 2013 and 2012, respectively. The interest expense capitalized related to the construction of the new zinc facility which began operations in May 2014. Capital expenditures related to the new zinc facility were reclassed out of construction in progress during 2014 and reclassed into the appropriate property, plant and equipment. Through December 31, 2014, the Company has capitalized a total of $55,394 of interest expense related to the new zinc facility.

Depreciation expense for 2014, 2013 and 2012 was $34,326, $28,176 and $25,270, respectively.
NOTE M - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2014 and 2013:

	2014	2013
Customer contracts	$10,915	$10,915
Customer relationships	2,068	2,068
Non-compete agreements	789	789
Trademark	812	812
Technology	930	930
	15,514	15,514
Less accumulated amortization	(5,322)	(4,246)
	$10,192	$11,268

The intangible assets are being amortized on a straight-line basis over their useful lives, which are fifteen to twenty years for the customer contracts and customer relationships, three to twenty years for the trademark, seventeen years for the non-compete agreement and ten years for the technology asset. The Company recognized intangible assets related to the Zochem acquisition on November 1, 2011 for customer relationships and trademarks. The Company recognized intangible assets of $1,080 related to the MZP acquisition on November 16, 2012 for customer relationships and technology which were amortized over eighteen months and are fully amortized at December 31, 2014. The Company amortized $1,080, $1,502 and $917 in 2014, 2013 and 2012, respectively and will amortize $740 in 2015, $740 in 2016, $740 in 2017, $740 in 2018 and $740 in 2019.
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
NOTE O - DEFERRED FINANCE COSTS AND OTHER
Deferred finance costs and other at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Deferred finance costs	$8,042	$8,903
Other	1,220	738
	$9,262	$9,641

See Note P – Long Term Debt for additional information regarding deferred finance costs.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE P - LONG –TERM DEBT

Long-term debt consisted of the following at December 31, 2014 and 2013:

	2014	2013
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	89,448	85,814
10.50% Senior Secured Notes due June 2017, including the debt premium	205,169	193,734
9.00% Senior Unsecured Notes due July 2017	40,000	—
ABL Facility, interest payable at variable rates	14,830	31,500
Zochem Credit Facility, interest payable at variable rates	19,400	10,000
INMETCO Credit Facility, interest payable at variable rates	20,000	15,000
Credit Agreement, interest payable at variable rates	19,958	21,335
	409,060	357,638
Less portion currently payable	3,044	2,870
	$406,016	$354,768

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

In accordance with the guidance under ASC 815-15 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

component of the Convertible Notes was calculated to be $78,174 and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,805, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the notes using the interest method as required by ASC 835-30 Imputation of Interest.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $460 related to the amortization of debt issuance costs for each of the years ended December 31, 2014, 2013 and 2012. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.

During the years ended December 31, 2014, 2013 and 2012, the Company recognized $7,433, $7,139 and $6,867, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $89,448 with an unamortized discount of $10,552 at December 31, 2014. The carrying amount of the Convertible Notes was $85,814 with an unamortized discount of $14,186 at December 31, 2013. The carrying amount of the equity component was $6,052 and $8,028 at December 31, 2014 and 2013, respectively. The accumulated accretion related to the equity component was $6,969 and $4,993 at December 31, 2014 and 2013, respectively. The fair value of the Convertible Notes was estimated to be approximately $122,000 and $127,000 at December 31, 2014 and 2013, respectively, per quotes obtained from active markets.
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

At December 31, 2014, the Company had $7,562 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

substantially all of the tangible and intangible personal property assets of Horsehead. At December 31, 2014, there were $14,830 in outstanding borrowings and $3,469 of availability remaining under the ABL Facility. The carrying amount of the debt approximated fair value at December 31, 2014.

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

The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2014.

The Company incurred issuance costs of $590 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $122, $90 and $86 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2014, 2013 and 2012, respectively.

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

On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20,000 in aggregate principal amount of its Secured Notes (the “2013 Additional Notes”) at an issue price of 106.50% of the principal amount of the 2013 Additional Notes plus accrued interest from June 1, 2013, in a private placement to qualified institutional buyers not registered under the Securities Act. The Company received net proceeds of $20,955 after deducting approximately $345 in issuance costs in connection with the offering. The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

On July 29, 2014, the Company completed the sale of an additional $10,000 aggregate principal amount of the Company’s 10.50% Secured Notes due 2017 (the “2014 Additional Notes”), at an issue price of 113.00% of par. The 2014 Additional Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. The Company received net proceeds of $10,962 after deducting approximately $338 in issuance costs in connection with the offering.The Company recorded an initial debt carrying value of $11,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate 5.5%.
The Secured Notes, 2013 Additional Notes and 2014 Additional Notes (collectively, the "Senior Secured Notes") pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $21,053, $19,986 and $8,130 for the years ended December 31, 2014, 2013 and 2012, respectively.

At December 31, 2014, there was an aggregate of $205,000 par value of Senior Secured Notes outstanding.

The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Senior Secured Notes and the related guarantees are secured by a first-priority lien on all of the Company’s and the Guarantors’ existing and future property and assets, whether real, personal or mixed (other than certain excluded assets), subject to certain permitted liens; provided that the lien on the accounts receivable, inventory, certain deposit accounts, cash and certain other assets and, in each case, the proceeds thereof, of Horsehead and the guarantors under the ABL Facility will be a second-priority lien. The Senior Secured Notes are the Company’s and the Guarantors’ senior secured obligations. The Senior Secured Notes and the guarantees rank equal in right of payment with any of the Company’s and the Guarantors’ senior indebtedness, including indebtedness under the ABL Facility and the Company’s Convertible Notes. The Senior Secured Notes and the guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Senior Secured Notes or guarantees. The Senior Secured Notes and the guarantees are effectively senior to any of the Company’s or the Guarantors’ unsecured indebtedness, including the Convertible Notes, to the extent of the value of the collateral securing the Senior Secured Notes, and the Senior Secured Notes are effectively senior to indebtedness of the Company that is not guaranteed by the Guarantors, including the Company’s Convertible Notes, to the extent of the value of the guarantees. With respect to the collateral securing the Senior Secured Notes, the Senior Secured Notes and the guarantees are effectively junior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a first-lien basis, and effectively senior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a second-lien basis.

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

The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the Indenture. The Company was in compliance with all covenants at December 31, 2014.

The carrying amount of the Senior Secured Notes was $205,169 with an unamortized premium of $169 at December 31, 2014. The carrying amount of the Senior Secured Notes was $193,734 with an unamortized discount of $1,266 at December 31, 2013. The fair value of the Senior Secured Notes was estimated to be approximately $224,000 and $214,000 at December 31, 2014 and 2013, respectively, per quotes obtained from active markets.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $1,736, $1,652 and $666 related to the amortization of debt issuance costs during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Credit Agreement provides for drawings under the agreement to be repaid semiannually over a period ending on February 2023, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. Principal and interest payments are due quarterly. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At December 31, 2014, the Company had outstanding borrowings of $19,958 under the Credit Agreement. At December 31, 2014, the current portion of amounts due under the Credit Agreement was $3,044. Availability under the Credit Agreement was $2,020 at December 31, 2014 and draws may be made until March 2015. The carrying amount of the debt approximated fair value at December 31, 2014.

The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest. The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2014.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the Credit Agreement. Interest expense of $141, $141 and $24 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2014, 2013 and 2012, respectively.

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

The 2014 Zochem Facility provides for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. The aggregate amount of loans permitted to be made to Zochem under the 2014 Zochem Facility can not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 is available to Zochem for the issuance of letters of credit, which reduce availability under the 2014 Zochem Facility. Zochem’s obligations under the 2014 Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At December 31, 2014, the Company had $19,400 in outstanding borrowings under the 2014

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Zochem Facility. There was no undrawn availability at December 31, 2014. The carrying amount of the debt approximated fair value at December 31, 2014.
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
The 2014 Zochem Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the 2014 Zochem Facility will become immediately due and payable. The 2014 Zochem Facility also contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2014.
The Company incurred total issuance costs of $176 in connection with the 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the remaining term of the 2014 Zochem Facility. Interest expense of $55 and $30 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2014 and 2013, respectively. No interest expense related to the amortization of deferred finance costs was recorded during the year ended December 31, 2012.

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

The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $20,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At December 31, 2014, INMETCO had $20,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at December 31, 2014.

Borrowings under the INMETCO facility will bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO will pay unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and paid a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.

The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The First Amendment to the Credit Agreement amended the minimum net worth requirement for the March and June 2014 quarters. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at December 31, 2014.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $51 and $21 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2014 and 2013, respectively.
Senior Unsecured Notes

On July 29, 2014, the Company completed the sale of $40,000 aggregate principal amount of 9.00% Senior Notes due 2017 (the “Unsecured Notes”), at an issue price of 100.00% of par. The Unsecured Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. The Company received net proceeds of $38,686 after deducting approximately $1,314 in issuance costs in connection with the offering.

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

The Unsecured Notes are fully and unconditionally guaranteed, on a senior unsecured basis (other than as described below), by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The Unsecured Notes are the Company’s and the Guarantors’ senior unsecured obligations (other than as described below). The Unsecured Notes and the guarantees (i) rank equal in right of payment with the Company’s and the Guarantors’ senior indebtedness (other than as described below) (including indebtedness under the Company's Senior Secured Notes due 2017, the Convertible Notes due 2017, and the ABL facility, dated as of September 28, 2011, as amended to the date hereof); (ii) rank senior in right of payment with the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Unsecured Notes, (iii) with respect to the guarantee by INMETCO, such guarantee ranks junior in right of payment to the obligations of INMETCO under the Company’s Senior Secured Notes and the INMETCO Facility; and (iv) is effectively junior to the Company’s and the Guarantors’ obligations under the Senior Secured Notes, the ABL Facility, and the INMETCO Facility, to the extent of the value of the collateral securing such indebtedness.

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

The Unsecured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Unsecured Notes Indenture also provides for customary events of default. The Company was in compliance with all debt covenants as of December 31, 2014.

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Unsecured Notes. The Company recognized interest expense of $193 related to the amortization of debt issuance costs during the year ended December 31, 2014.

The fair value of the Unsecured Notes was estimated to be approximately $40,000 at December 31, 2014 per quotes obtained from active markets.

Other

At December 31, 2014 and 2013, the Company had $7,926 and $10,109 , respectively, of letters of credit outstanding under the ABL and 2014 Zochem Facility primarily to collateralize self-insured claims for workers’ compensation and other general

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both December 31, 2014 and 2013.

Aggregate future maturities of long-term debt are as follows:

Year Ending December 31,
2015	$3,044
2016	57,529
2017	348,044
2018	3,044
2019	3,044
Thereafter	4,738
$419,443
NOTE Q - ACCRUED EXPENSES

Accrued expenses at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Employee related costs	$5,717	$9,165
EAF dust processing reserve	3,684	2,395
Workers’ compensation insurance claim liabilities	1,500	1,800
Unearned tolling revenue	2,434	2,616
Accrued electric	418	4,189
Accrued interest	4,473	4,136
Restructuring accrual	461	7,682
Unearned contractual services	3,976	—
Other	12,982	12,775
	$35,645	$44,758
NOTE R - INCOME TAXES

The components of loss before income taxes for the years ending December 31 are as follows:

	2014	2013	2012
United States	$(41,984)	$(29,355)	$(50,758)
Canada	13,554	7,941	3,403
	$(28,430)	$(21,414)	$(47,355)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The components of income tax benefit for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Current provision (benefit)
Federal	$—	$—	$(472)
State and local	1,072	1,154	1,426
Foreign	2,294	1,271	646
	3,366	2,425	1,600
Deferred (benefit) provision:
Federal	(12,681)	(10,888)	(17,441)
State and local	(4,385)	457	(1,204)
Foreign	726	551	117
	(16,340)	(9,880)	(18,528)
Income tax benefit	$(12,974)	$(7,455)	$(16,928)

The reconciliation between income tax benefit and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes is as follows:

	2014	2013	2012
Income taxes at statutory rate	$(9,950)	$(7,495)	$(16,574)
State and local income taxes, net of federal tax effect	(2,093)	1,047	147
Executive compensation	364	230	489
Research and development credit	(80)	(139)	—
Gain on acquisition	—	—	(624)
Foreign rate differential	(1,256)	(794)	—
Other	41	(304)	(366)
Income tax benefit	$(12,974)	$(7,455)	$(16,928)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The components of the Company's net deferred tax asset (liability) at December 31, 2014 and 2013 are as follows:

	2014	2013
Deferred tax assets:
Accrued fringe benefits	104	$790
Prepaid hedge contracts	90	539
Stock compensation	4,628	3,837
State tax credits	2,197	2,197
State net operating loss carry forward	7,534	3,617
Federal net operating loss carry forward	49,003	14,120
Inventory	1,205	624
Accrued workers compensation	901	542
Partnership allocations	70	2,097
Other	7,563	6,999
Gross deferred tax asset	73,295	35,362
Valuation reserve	(2,706)	(2,935)
Net deferred tax asset	70,589	32,427

Deferred tax liabilities:
Property, plant and equipment	(67,452)	(44,130)
Deferred financing costs	(4,090)	(5,742)
Intangible assets	(704)	(884)
Other	(1,694)	(1,378)
Total deferred tax liabilities	(73,940)	(52,134)

Net deferred tax liability	$(3,351)	$(19,707)

The above deferred tax assets and liabilities at December 31, 2014 and 2013 have been included in the Company's consolidated balance sheets as follows:

	2014	2013
Current deferred tax asset	$5,251	$6,337
Current deferred tax liability	—	—
Net current deferred tax asset	5,251	6,337
Non-current deferred tax asset	—	—
Non-current deferred tax liability	(8,602)	(26,044)
Net non-current deferred tax liability	(8,602)	(26,044)
Net deferred tax liability	$(3,351)	$(19,707)

The effective tax rates for the years ended December 31, 2014, 2013 and 2012 were 45.6%, 34.8% and 35.8%, respectively.
In September 2013 and August 2014, the Internal Revenue Service issued final regulations governing the income tax treatment of acquisitions, dispositions and repair of tangible property. Management has concluded that the impact of these new regulations will not be material to the financial statements.

The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination generally range from 2009 through 2014. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

At December 31, 2014, the Company had net operating losses of $144,296, of which $4,286 related to equity settlements was not recorded in the financial statements, as the realization of the tax benefit has not yet occurred. These net operating losses will begin to expire in 2031. As of December 31, 2014 and 2013, the Company had state net operating loss carry forward benefits of $7,534 and $3,617 which will begin to expire in 2015. As of December 31, 2014 and 2013, the Company recorded a valuation allowance of $393 and $755 against the state operating loss carry forward benefit in addition to recording a valuation allowance of $132 at December 31, 2014 against the charitable contribution carry forward benefit, as it is more likely than not that these carry forward benefits will not be fully realized. At December 31, 2014 and 2013, the Company had state tax credits of $2,196 and recorded a valuation allowance related to these credits of $2,180 as it is more likely than not that the tax credits will not be fully realized.

The Company had no unrecognized tax benefits as of December 31, 2014 and 2013, respectively. The Company classifies all income tax related interest and penalties as interest expense, which were not significant for 2014, 2013 and 2012.
NOTE S—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2014 and 2013 consisted of the following:

	2014	2013
Environmental obligations	$620	$644
Insurance claim liabilities	7,753	7,195
Asset retirement obligations	4,775	4,452
Deferred purchase price obligation	3,769	3,988
Other	1,374	1,508
	$18,291	$17,787
 Environmental obligations

Environmental obligations include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the Company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a thirty year period of post-closure care. Based on the Company’s annual review of the estimated costs required for the care specified under the permit, the liability was adjusted in 2014 and 2013 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,262 in 2014 and $1,344 in 2013 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2014 totaled $664, of which $44 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the Company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $1,500 of workers’ compensation claims will be paid in 2015 (see Note Q - Accrued Expenses).

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

The related depreciation expense for each of the years ended December 31, 2014, 2013 and 2012 associated with the capitalized costs were $134 and the related expense (which is included in interest expense) associated with accreting the liabilities for the years ended December 31, 2014, 2013 and 2012 was $323, $300 and $280, respectively.

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

During the first quarter of 2012, the variable portion of the payments were renegotiated and an upfront payment was made of approximately $1.5 million. The renegotiated variable payments were discounted using a rate of 13.3%. At December 31, 2014, the net present value of the payments were approximately $4,419 of which $650 is recorded as a current liability.
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

Under the plans covering the salaried employees and the INMETCO hourly employees, the Company contributes 3% of an employee’s total compensation and also matches 50% up to the first 4% of an employee’s deferral contribution based on total compensation. The provisions for all contributions to the plan for 2014, 2013 and 2012 were $1,058, $1,081 and $1,046, respectively.

In 2014, 2013 and 2012, the Company made contributions and matching contributions to the plans covering Horsehead hourly employees in accordance with the provisions of the various basic labor agreements. The provisions for all contributions for 2014, 2013 and 2012 were approximately $911, $1,546 and $1,536, respectively. Due to the permanent closure of the Monaca facility, the hourly plan's turnover rate was greater than 20% and a partial plan termination was presumed to occur. As a result of the partial plan termination, the accrued benefits of all affected employees became 100% vested.

As part of the acquisition of Zochem, Inc, on November 1, 2011, the Company assumed the pension assets and pension liability for both the hourly and salary pension plans which were in effect at the time of the acquisition. The hourly and salaried plans cover 31 active and 31 non-active employees. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the plans.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Expense related to the plans for the years ended December 31, 2014 and 2013 and 2012 was $44, $201 and $145, respectively.

Net periodic benefit costs for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Components of net periodic benefit cost:
Service Cost	$135	$256	$183
Interest Cost	188	202	176
Expected return on plan assets	(260)	(257)	(214)
Amortization of Losses	(19)	—	—
Net periodic benefit cost	$44	$201	$145

Net periodic benefit expected to be recognized from the amortization of net gain is estimated to be $47 in 2015.

The change in the funded status of the pension plans for the years ended December 31, 2014 and 2013 is as follows:

	2014	2013
Change in benefit obligation:
Benefit obligation at beginning of period	$4,439	$5,400
Service Cost	135	256
Interest Cost	188	202
Actuarial (gains) losses	550	(800)
Currency translation	(370)	(338)
Benefits paid	(366)	(281)
Benefit obligation at end of year	$4,576	$4,439
Change in plan assets:
Plan assets at beginning of period	$4,839	$4,612
Expected return on plan assets	260	257
Employer contribution	159	182
Actuarial gains (losses)	461	357
Currency translation	(404)	(288)
Benefits paid	(366)	(281)
Plan assets at the end of year	$4,949	$4,839

Funded status of Plan	$373	$400

Amounts recognized in the balance sheet consist of:
Noncurrent assets - see Footnote O - Deferred finance costs and other	$373	$400

The measurement date for both the hourly and salaried plans was December 31st for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2014 was $4,576.

The expected contributions by the Company for 2015 are estimated to be $168.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Benefit payments for pension benefits, which are primarily funded by the pension plan are expected to be paid as follows:

2015	$173
2016	176
2017	169
2018	173
2019	187
2020 - 2022	1,005

The weighted average assumptions as of December 31, 2014 and 2013 were as follows:

	2014	2013
Discount rate	4.00%	4.75%
Expected return on plan assets	6.00%	6.00%
Hourly plan - average salary increase rate	0.00%	0.00%
Salaried plan - average salary increase rate*	2.50%	2.50%
* per year plus a merit scale

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2014, the assumptions used to determine net periodic benefit costs were established at December 31, 2013, while the assumptions used to determine the benefit obligations were established at December 31, 2014. The Canadian Institute of Actuaries has partnered with Fiera Capital to produce yield curves. The Company determined the appropriate discount rate based on a review of these published yield curves and used the yield curve that most closely matched the characteristics of the plan. The yield curve indicates a discount rate of 4.00% would be appropriate.

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

The weighted average asset allocation for the Company’s pension plans at December 31, 2014 by asset category is as follows:

Equity securities	63.9%
Debt securities	20.8%
Cash and other	15.3%
100.0%

The following table sets forth the Company’s pension plan assets at fair value as of December 31, 2014. All of the assets are considered to be within Level 2 of the fair value hierarchy.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Canadian large cap securities	$1,712
United States equity securities	1,450
Canadian fixed income	876
Cash	752
Other	159
$4,949
NOTE U—SHARE-BASED COMPENSATION

The Company adopted a stock option plan in 2004 (as amended, the “2004 Plan”) which was amended and restated in December 2005 and November 2006. The 2004 Plan provided for the granting of options to acquire shares of common stock to key employees of the Company and its subsidiaries. During 2012, the remaining 138 options outstanding under the 2004 Plan were exercised. The Company received proceeds of $138 from the exercise of these stock options.

The following summarizes the activity under the 2004 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2011	138	$1.01
Exercised in 2012	138	1.01
Options outstanding at December 31, 2012	—
In 2006, the Company adopted the Horsehead Holding Corp. 2006 Long-Term Equity Incentive Plan (the "2006 Plan"), which was amended and restated on June 11, 2007 and which provided for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, deferred stock units and other equity-based awards. Directors, officers and other employees of the Company, as well as others performing services for the Company, were eligible for grants under the 2006 Plan. The 2006 Plan was administered by the compensation committee of the Company’s Board of Directors (the “Committee”).

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During 2014, 72 options outstanding under the 2006 were exercised. The Company received proceeds of $941 from the exercise of these stock options. At December 31, 2014, there were 583 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 2.04 years of remaining contractual life. During the year ended December 31, 2012, compensation expense of $51 was recognized. As of December 31, 2012, all compensation expense had been recognized. The options outstanding under the 2006 Plan had $1,648 of intrinsic value at December 31, 2014.

The fair value at the date of grant for these stock options was $6.28, as estimated on the date of grant using the Black-Scholes option pricing model. The significant assumptions used were a risk-free interest rate of 5.15%, expected volatility of 40%, an expected life of 6.25 years, no expected dividends and a forfeiture rate of zero.

The following summarizes the stock option activity under the 2006 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2011	658	$13.00
Canceled in 2012	3	13.00
Options outstanding at December 31, 2012	655	$13.00
Exercised in 2013	—	—
Options outstanding at December 31, 2013	655	$13.00
Exercised in 2014	72	13.00
Options outstanding at December 31, 2014	583	$13.00

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Under the 2006 Plan, the Company also granted restricted stock units which normally vest over a five-year service period or upon the achievement of certain performance goals. The Company assumed a forfeiture rate of zero in estimating compensation expense at the grant date. Upon vesting, the underlying stock will be issued for par value. In 2014, 214 restricted stock units vested having an intrinsic value of $3,553. In 2013, 197 restricted stock units vested having an intrinsic value of $2,109. In 2012, 142 restricted stock units vested having an intrinsic value of $1,626. The related compensation expense for 2014, 2013 and 2012 was $1,405, $1,313 and $2,426. Unrecognized compensation expense as of December 31, 2014 is $1,493. The compensation expense related to the restricted stock units will be recognized as $1,036 in 2015, $447 in 2016 and $10 in 2017. As of December 31, 2014, there were 422 restricted stock units outstanding having a remaining contractual life ranging from 0.08 to 2.75 years.

The following summarizes the restricted stock units under the 2006 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2011	724	$9.39
Granted in 2012	348	9.94
Vested in 2012	142	7.90
Forfeited in 2012	9	11.99
Options outstanding at December 31, 2012	921	$9.81
Vested in 2013	197	8.05
Forfeited in 2013	88	10.03
Options outstanding at December 31, 2013	636	$10.32
Vested in 2014	214	8.99
Options outstanding at December 31, 2014	422	$10.99
On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (the “2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2004 Plan or 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash or equity based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee. A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for grant.
During the year ended December 31, 2014, the Company granted 133 service based restricted stock units with an average grant date fair value of $16.11 per unit. The restricted stock units vest over a one or five-year service period.
During the year ended December 31, 2014, the Company also granted 109 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was estimated to be $31.15 per unit, on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of .076%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
During the year ended December 31, 2013, the Company granted 174 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was estimated to be $20.62 per unit, on the date of grant, using a valuation

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used were a risk free rate of .037%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.

The following summarizes the restricted stock units under the 2012 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2012	—
Granted in 2013	383	$15.10
Forfeited in 2013	7	15.57
Options outstanding at December 31, 2013	376	$15.10
Granted in 2014	242	23.04
Vested in 2014	36	10.52
Forfeited in 2014	3	23.75
Options outstanding at December 31, 2014	579	$18.66
The related compensation expense for all 2012 Plan restricted stock units for the years ended December 31, 2014 and 2013 were $3,363 and $1,897, respectively. The remaining contractual life ranged from 1.00 to 4.79 years. Unrecognized compensation expense as of December 31, 2014 was $5,931. The compensation expense related to the 2012 Plan restricted stock units will be recognized as $3,016 in 2015, $1,843 in 2016, $712 in 2017, $357 in 2018 and $3 in 2019.
NOTE V—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel on the LME, its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the prices of zinc and nickel.

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of December 31, 2014, the fixed portions of these zinc contracts ranged from a monthly average of $1.00 to $1.06 per pound for zinc.

The Company has hedged approximately 9.6 tons of zinc with fixed-to-variable future swap contracts at December 31, 2014, all of which settle at various dates up to and including December 2015.

The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of December 31, 2014, the Company did not have any nickel variable-to-fixed swap contracts outstanding.

The Company paid cash of $415 and received cash of $998 and $767 from the settlement of swap contracts for the years ended December 31, 2014, 2013 and 2012, respectively.

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

At December 31, 2012, the Company had zinc put options with an $0.85 per pound strike price outstanding, which covered approximately 106 tons of zinc production, representing 75% of the expected shipments for the period from January 2013 through December 2013. During 2012, the Company had purchased zinc put options, for the second half of 2013, at a cost of $4,945. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction of the new zinc facility. The Company also had zinc call options with a $1.81 per pound strike price outstanding but their value was negligible at December 31, 2012. These zinc call options expired during the six months ended June 30, 2013.

During the first quarter of 2013, the Company purchased put options, with an $0.85 per pound strike price, for the first quarter of 2014 that covered approximately 13.2 tons of production at a cost of $774. These put options were put in place to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. During August 2013, the Company put in place equivalent $0.85 per pound strike price put options covering an additional 4.4 tons per month of zinc production for the period of January 2014 through March 2014 and converted $0.85 per pound strike price put options covering 5.0 tons per month of zinc production from October 2013 through March 2014 to fixed price swap contracts for the same period at an average price of approximately $0.903 per pound. The Company converted a portion of its put options into swaps in order to reduce the effect of changes in the zinc price on cash flow during the period of planned transition of operations to the new zinc facility.The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. In December 2013, the Company entered into additional fixed price swap contracts for the first quarter of 2014 at an average price of approximately $0.90 per pound. These fixed price swaps were also transacted without any payment by the Company.

At December 31, 2013, the total quantity covered under forward fixed price swaps was 26.6 tons and the total quantity covered under put options was approximately 11.6 tons at a strike price of $0.85 per pound. All quantities covered related to the first quarter of 2014 and no forward fixed price swaps nor put options were in place beyond the first quarter of 2014.

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
The put options settled monthly on an average LME pricing basis. During the year ended December 31, 2014, the average LME monthly zinc prices for the first three months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment. During the year ended December 31, 2013, the average LME monthly zinc prices for six of the twelve months were lower than the strike price for the contracts and the Company received a total of $1,364. During the year ended December 31, 2012, the average LME monthly zinc prices for three of the twelve months were lower than the strike price for the contracts and the Company received a total of $830.

The Company received $741 and $1,094, respectively, from the settlement of fixed price swaps during the years ended December 31, 2014 and 2013.
At December 31, 2014, the Company had no remaining put options nor fixed price swaps in place.
During the first quarter of 2015, the Company added zinc fixed price swaps for the month of February 2015, at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3.3 tons for the month.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below:

	2014	2013	2012
(Losses) gains included in net sales:
Options	$(3)	$(3,079)	$(31,136)
Swaps	1,383	302	2,094
Total gains (losses) resulting from hedging activities	$1,380	(2,777)	$(29,042)

The fair value of the swap contracts and put options at December 31, 2014 and 2013 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)
	2014	2013
Options and swaps included in Prepaid expenses and other current assets	$—	$191
Swaps included in Accrued expenses	$375	$1,585
The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2014, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.
The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay the Company when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company uses LME-registered contracts entered into with a London Clearing House member for a portion its contracts and utilizes four different brokers for its hedging program. The Company does not require collateral and does not enter into master netting arrangements.
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
NOTE X—EARNINGS PER SHARE

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income or loss by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed similarly to basic earnings per share except that the denominator is increased to include the number of shares that would have been outstanding if the potentially dilutive common shares had been issued. The Company uses the treasury stock method when calculating the dilutive effect in its basic EPS calculation. Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The information used to compute basic and diluted loss per share is as follows:

	2014	2013	2012
Basic loss per share:
Net loss	$(15,456)	$(13,959)	$(30,427)
Weighted average shares outstanding – basic	50,682	45,160	43,841
Basic loss per share	$(0.30)	$(0.31)	$(0.69)
Diluted loss per share:
Net loss	$(15,456)	$(13,959)	$(30,427)
Weighted average shares outstanding – diluted	50,682	45,160	43,841
Diluted loss per share	$(0.30)	$(0.31)	$(0.69)
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	50,682	45,160	43,841
Effect of dilutive securities:
Options	—	—	—
Convertible Notes	—	—	—
Restricted stock units	—	—	—
Weighted average shares outstanding – diluted	50,682	45,160	43,841

Anti-dilutive shares excluded from earnings per share calculation
	Exercise Price	2014	2013	2012
Options	$13.00	598	655	655
Convertible Notes	15.00	713	—	—
Restricted Stock Units		1,025	1,107	999
Total		2,336	1,762	1,654

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. As a result, the Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the years ended December 31, 2013 and 2012, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.
NOTE Y—COMMITMENTS

Operating Leases

The Company has operating leases for equipment and railroad cars which expire at various dates through December 2021.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2014 are as follows:

Years Ending December 31,
2015	$4,780
2016	4,325
2017	2,858
2018	1,500
2019	1,178
Thereafter	1,146
$15,787

Rent expense for all operating leases for 2014, 2013 and 2012 approximated $5,480, $5,219 and $5,238 respectively.

Long Term Purchase Agreements

At December 31, 2014, the Company was a party to raw material supply agreements through 2015. The agreements require the Company to purchase approximately 50 tons of SHG metal for 2015 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2014 average LME zinc price, this purchase commitment is estimated to be approximately $107 million for 2015.
NOTE Z—ACCUMULATED OTHER COMPREHENSIVE LOSS
Components of accumulated other comprehensive loss consisted of the following at December 31, 2014 and 2013:

	2014	2013
Cumulative translation adjustments	$30	$30
Net pension adjustment (net of income tax of $159 and $204 in 2014 and 2013, respectively)	504	637
Accumulated other comprehensive income	$534	$667
NOTE AA — SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31	September 30	June 30	March 31
2014
Sales	$106,630	$110,978	$126,265	$110,064
Cost of sales (excluding depreciation and amortization)	94,793	104,206	116,075	100,000
Depreciation and amortization	11,910	10,528	8,115	4,853
Net (loss) income	$(4,055)	$(7,010)	$(5,120)	$729
(Loss) income per common share:
Basic	$(0.08)	$(0.14)	$(0.10)	$0.01
Diluted	$(0.08)	$(0.14)	$(0.10)	$0.01
2013
Sales	$103,627	$109,591	$110,456	$118,262
Cost of sales (excluding depreciation and amortization)	112,063	102,755	99,978	100,013
Depreciation and amortization	8,104	7,123	7,347	7,104
Net (loss) income	$(12,444)	$(3,515)	$(828)	$2,828
(Loss) income per common share:
Basic	$(0.26)	$(0.08)	$(0.02)	$0.06
Diluted	$(0.26)	$(0.08)	$(0.02)	$0.06

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE BB—SEGMENT INFORMATION
In anticipation of the April 2014 closure of the Monaca facility, the Company ceased production of zinc oxide at that facility on December 23, 2013. During 2014, the Company only produced zinc oxide at the Zochem facility. Consequently, Horsehead Corporation and Zochem do not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and have not been combined into one reporting segment effective January 1, 2014.
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

The following table presents information regarding the Company’s new segment presentation:

The Year Ended December 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$256,609	$144,685	$54,090	$(1,447)	$453,937
(Loss) income before income taxes	(37,189)	13,554	13,906	(18,701)	(28,430)

The Year Ended December 31, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$311,914	$78,342	$53,638	$(1,958)	$441,936
(Loss) income before income taxes	(40,934)	7,941	12,535	(956)	(21,414)

The Year Ended December 31, 2012	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$314,462	$66,370	$56,833	$(1,999)	$435,666
(Loss) income before income taxes	(60,168)	3,403	15,048	(5,638)	(47,355)

December 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$741,128	$26,281	$31,684	$—	$799,093
Capital Expenditures	101,044	8,474	1,307	—	110,825
Total assets	841,954	69,706	59,306	2,551	973,517

December 31, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$655,475	$19,429	$33,346	$—	$708,250
Capital Expenditures	297,968	11,059	2,771	—	311,798
Total assets	788,281	55,060	58,735	103,236	1,005,312

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE CC—INSURANCE RECOVERIES

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

The Company recorded $1,500 in insurance recoveries during the fourth quarter of 2012 relating to property damage from its insurance carriers and this amount is included in Cost of sales (excluding depreciation and amortization) in the Company's Consolidated Statement of Operations. The amount recorded represented a partial settlement of the entire claim and was received during the first quarter of 2013.

The Company reached a total final settlement with the insurance carriers of $3,950 during the second quarter of 2013. The additional insurance recoveries of $2,450 is included in Cost of sales (excluding depreciation and amortization) in the Company's Consolidated Statement of Operations and this amount was received during the third quarter of 2013.

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

NOTE DD—GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 10.0% of total assets at December 31, 2014, accounted for 31.9% of its consolidated revenues and recorded $8,969 of consolidated net income for the year ended December 31, 2014. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries. The subsidiaries that serve as guarantors are 100% owned as defined in Rule 3-10(h) of Regulation S-X.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEET
December 31, 2014
(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$3,166	$15,354	$12,194	$—	$30,714
Accounts receivable, net of allowance	—	40,656	19,740	(154)	60,242
Inventories, net	—	43,085	11,923	—	55,008
Prepaid expenses and other current assets	1	10,672	55	(6,973)	3,755
Deferred income taxes	—	5,227	24	—	5,251
Total current assets	3,167	114,994	43,936	(7,127)	154,970
Property, plant and equipment, net		745,612	53,481	—	799,093
Other assets
Intangible assets	—	10,098	94	—	10,192
Investment in and advances to subsidiaries	743,463	(609,021)	(1,083)	(133,359)	—
Deferred finance costs and other	21,457	2,140	611	(14,946)	9,262
Total other assets	764,920	(596,783)	(378)	(148,305)	19,454
Total assets	$768,087	$263,823	$97,039	$(155,432)	$973,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,044	$—	$—	$3,044
Accounts payable	—	57,913	9,975	(154)	67,734
Accrued expenses	3,994	35,702	2,816	(6,867)	35,645
Total current liabilities	3,994	96,659	12,791	(7,021)	106,423
Long-term debt, less current maturities	334,617	51,744	34,584	(14,929)	406,016
Other long-term liabilities	—	17,883	408	—	18,291
Deferred income taxes	—	6,642	1,960	—	8,602
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	—	507
Preferred stock	—	—	—	—	—
Additional paid-in capital	313,815	41,653	—	(41,653)	313,815
Retained earnings	115,154	45,290	46,762	(91,829)	115,377
Accumulated other comprehensive income	—	—	534	—	534
Total stockholders’ equity before noncontrolling interest	429,476	86,943	47,296	(133,482)	430,233
Noncontrolling interest	—	3,952	—	—	3,952
Total stockholders’ equity	429,476	90,895	47,296	(133,482)	434,185
Total liabilities and stockholders’ equity	$768,087	$263,823	$97,039	$(155,432)	$973,517

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF OPERATIONS
For the year ended December 31, 2014
 (Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$214,802	$144,685	$—	$359,487
Net sales of nickel-based material and other services	—	54,090	—	(70)	54,020
EAF dust service fees	—	41,807	—	(1,377)	40,430
Net sales	—	310,699	144,685	(1,447)	453,937
Cost of sales of zinc material and other goods	—	221,505	126,846	(70)	348,281
Cost of sales of nickel-based material and other services	—	34,222	—	(1,377)	32,845
Cost of EAF dust services	—	33,660	—	—	33,660
Restructuring expenses	—	288	—	—	288
Cost of sales (excluding depreciation and amortization)	—	289,675	126,846	(1,447)	415,074
Depreciation and amortization	—	32,250	3,156	—	35,406
Selling, general and administrative expenses	1,540	20,211	2,398	—	24,149
Total costs and expenses	1,540	342,136	132,400	(1,447)	474,629
(Loss) income from operations	(1,540)	(31,437)	12,285	—	(20,692)
Equity in (loss) income of subsidiaries, net of taxes	3,331	—	—	(3,331)	—
Other income (expense)
Interest expense	(18,181)	(2,919)	(1,534)	954	(21,680)
Interest and other income	934	12,497	1,379	(868)	13,942
Total other income (expense)	(17,247)	9,578	(155)	86	(7,738)
(Loss) income before income taxes	(15,456)	(21,859)	12,130	(3,245)	(28,430)
Income tax (benefit) provision	—	(16,135)	3,161	—	(12,974)
NET (LOSS) INCOME	$(15,456)	$(5,724)	$8,969	$(3,245)	$(15,456)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
For the year ended December 31, 2014
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(15,456)	$(5,724)	$8,969	$(3,245)	$(15,456)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(133)	—	(133)
Comprehensive (loss) income	$(15,456)	$(5,724)	$8,836	$(3,245)	$(15,589)
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF CASH FLOW
For the year ended December 31, 2014
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(15,456)	$(5,724)	$8,969	$(3,245)	$(15,456)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	32,250	3,156	—	35,406
Deferred income tax provision	—	(17,068)	712	—	(16,356)
Accretion on debt	3,766	—	—	—	3,766
Accretion on ESOI liabilities	—	431	—	—	431
Amortization of deferred finance costs	2,389	314	140	(84)	2,759
Losses on write down or disposal of assets	—	915	—	—	915
Losses on writedown of inventory supplies	—	456	—	—	456
Losses on derivative financial instruments	—	(1,085)	31	—	(1,054)
Lower of cost or market adjustment to inventories	—	3,561	—	—	3,561
Non-cash compensation expense	372	4,396	—	—	4,768
Capitalization of interest	(14,248)	(647)	—	—	(14,895)
Equity in (income) loss of subsidiaries, net of taxes	(3,331)	—	—	3,331	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	5,542	(6,825)	(275)	(1,558)
Increase in inventories, net	—	7,448	3,103	—	10,551
Decrease (increase) in prepaid expenses and other current assets	7	1,358	(48)	—	1,317
(Increase) decrease in deferred finance costs and other	—	(2,543)	(108)	2,017	(634)
(Decrease) increase in accounts payable	—	(46,102)	(630)	275	(46,457)
Increase (decrease) in accrued expenses	388	(5,439)	(832)	(2,019)	(7,902)
Increase (decrease) in other long-term liabilities	—	(325)	48	—	(277)
Net cash (used in) provided by operating activities	(26,113)	(22,262)	7,716	—	(40,659)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(102,351)	(8,474)	—	(110,825)
Investment in and advances (to) from subsidiaries	(122,043)	126,401	(4,358)	—	—
Net cash used in investing activities.	(122,043)	24,050	(12,832)	—	(110,825)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	—	—	—	51,300
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	23,750	9,574	—	33,324
Repayments on the Credit Facilities	—	(35,420)	(174)	—	(35,594)
Debt issuance costs	(1,652)	(172)	(73)	—	(1,897)
Borrowings on Credit Agreement	—	1,555	—	—	1,555
Repayments on the Credit Agreement	—	(2,929)	—	—	(2,929)
Proceeds from the exercise of stock options	941	—	—	—	941
Tax effect of share based compensation award exercise and vesting	(33)	—	—	—	(33)
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	49,873	(13,216)	9,214	—	45,871
Net (decrease) increase in cash and cash equivalents	(98,283)	(11,428)	4,098	—	(105,613)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$3,166	$15,354	$12,194	$—	$30,714

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended December 31, 2013
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(13,959)	$(17,640)	$4,637	$13,003	$(13,959)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	27,281	2,397	—	29,678
Gain on insurance recovery related to fixed assets	—	(1,791)	—	—	(1,791)
Deferred income tax provision	—	(10,435)	573	—	(9,862)
Accretion on debt	3,727	—	—	—	3,727
Accretion on ESOI liabilities	—	445	—	—	445
Amortization of deferred finance costs	2,114	249	117	(86)	2,394
Losses on write down or disposal of assets	—	10,050	—	—	10,050
Losses on write down of inventory supplies	—	2,738	—	—	2,738
Losses (gains) on derivative financial instruments	—	5,696	23	—	5,719
Lower of cost or market adjustment to inventories	—	3,739	—	—	3,739
Non-cash compensation expense	380	2,829	—	—	3,209
Capitalization of interest	(28,550)	(888)	—	—	(29,438)
Equity in loss (income) of subsidiaries, net of taxes	12,917	—	—	(12,917)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	3,923	(2,934)	349	1,338
(Increase) in inventories, net	—	(7,521)	(6,865)	—	(14,386)
Decrease (increase) in prepaid expenses and other current assets	21	3,800	3	(425)	3,399
(Increase) decrease in deferred finance costs and other	—	(125)	28	—	(97)
(Decrease) increase in accounts payable	(93)	26,530	4,164	(349)	30,252
Increase in accrued expenses	112	9,434	2,696	425	12,667
Increase in other long-term liabilities	—	2,173	—	—	2,173
Net cash (used in) provided by operating activities	(23,331)	60,487	4,839	—	41,995
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(300,739)	(11,059)	—	(311,798)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advances (to) from subsidiaries	(191,243)	191,415	(172)	—	—
Net cash used in investing activities.	(191,243)	(107,533)	(11,231)	—	(310,007)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	51,000	23,500	—	74,500
Repayments on the Credit Facilities	—	(4,500)	(13,500)	—	(18,000)
Debt Issuance Costs	(358)	(141)	(25)	—	(524)
Borrowings on the Credit Agreement	—	13,358	—	—	13,358
Repayments on the Credit Agreement	—	(1,866)	—	—	(1,866)
Tax effect of share based compensation award exercise and vesting	(19)	—	—	—	(19)
Restricted stock withheld for taxes	(411)	—	—	—	(411)
Net proceeds from the issuance of stock	71,996	—	—	—	71,996
Net cash provided by (used in) financing activities	92,508	57,851	9,861	—	160,220
Net increase (decrease) in cash and cash equivalents	(122,066)	10,805	3,469	—	(107,792)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119
Cash and cash equivalents at end of period	$101,449	$26,782	$8,096	$—	$136,327

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the year ended December 31, 2012
(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(30,427)	$(25,963)	$1,174	$24,789	$(30,427)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	24,238	1,955	—	26,193
Gain on bargain purchase of a business	—	(1,781)	—	—	(1,781)
Gain on insurance recovery related to fixed assets	—	(1,264)	—	—	(1,264)
Deferred income tax provision	—	(17,572)	319	(991)	(18,244)
Accretion on debt	3,288	—	—	—	3,288
Accretion on ESOI liabilities	—	772	—	—	772
Amortization of deferred finance costs	1,126	109	85	(85)	1,235
Losses on write down or disposal of assets	—	25,936	—	—	25,936
Losses (gains) on derivative financial instruments	—	30,809	(167)	—	30,642
Lower of cost or market adjustment to inventories	—	1,421	—	—	1,421
Non-cash compensation expense	336	2,141	—	—	2,477
Capitalization of interest	(10,464)	—	—	—	(10,464)
Equity in loss (income) of subsidiaries, net of taxes	24,704	—	—	(24,704)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	2,860	(908)	(68)	1,884
(Increase) in inventories, net	—	(6,115)	(1,611)	—	(7,726)
(Increase) decrease in prepaid expenses and other current assets	(8)	3,222	18	(3,125)	107
Increase in deferred finance costs and other	—	6	—	—	6
(Decrease) Increase in accounts payable	(4)	43,108	1,285	68	44,457
Increase (decrease) in accrued expenses	1,953	(6,893)	(788)	4,116	(1,612)
(Decrease) increase in other long-term liabilities	—	(2,762)	94	—	(2,668)
Net cash (used in) provided by operating activities	(9,496)	72,272	1,456	—	64,232
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(181,641)	(2,900)	—	(184,541)
Insurance proceeds related to fixed assets	—	1,264	—	—	1,264
Acquisitions	—	(400)	—	—	(400)
Decrease in restricted cash	—	2,500	—	—	2,500
Investment in and advances (to) from subsidiaries	(97,297)	96,863	434	—	—
Net cash used in investing activities.	(97,297)	(81,414)	(2,466)	—	(181,177)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	171,829	—	—	—	171,829
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Debt Issuance Costs	(7,725)	(1,248)	(102)	—	(9,075)
Borrowings on the Credit Agreement	—	9,841	—	—	9,841
Proceeds from the exercise of stock options	138	—	—	—	138
Tax effect of share based compensation award exercise and vesting	(82)	—	—	—	(82)
Restricted stock withheld for taxes	(275)	—	—	—	(275)
Net cash provided by (used in) financing activities	163,885	8,593	(215)	—	172,263
Foreign currency impact on cash balance	—	—	301	—	301
Net increase (decrease) in cash and cash equivalents	57,092	(549)	(924)	—	55,619
Cash and cash equivalents at beginning of period	166,423	16,526	5,551	—	188,500
Cash and cash equivalents at end of period	$223,515	$15,977	$4,627	$—	$244,119

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE EE—SUBSEQUENT EVENT

On January 28, 2015, the Company completed an underwritten public offering of 5,750 shares of its common stock, including 750 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. At the public offering price of $12.75 per share of common stock, the aggregate gross proceeds from the common stock sold by the Company was $73,313. The net proceeds realized by the Company from the offering, after $3,299 in underwriting discounts and commissions and $450 in estimated expenses relating to the offering, were $69,654 .The net proceeds are available for general corporate purposes, which may include capital expenditures, acquisitions, working capital and liquidity for operational contingencies.

The shares were offered under a shelf registration statement filed with the SEC on Form S-3 which was declared effective on October 3, 2013.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Schedule I: Condensed Financial Information of Registrant

HORSEHEAD HOLDING CORP.
CONDENSED BALANCE SHEETS - PARENT COMPANY ONLY
December 31, 2014 and 2013
(Amounts in thousands)

ASSETS
	2014	2013
Cash and cash equivalents	$3,166	$101,449
Prepaid expenses and other current assets	1	8
Loan receivable	14,823	14,823
Other assets	6,634	7,371
Investment in and advances to subsidiary	743,463	599,444
Total assets	$768,087	$723,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accrued expenses	$3,994	$3,606
Long term debt	334,617	279,549
Stockholders’ equity
Common stock	507	504
Additional paid-in capital	313,815	308,825
Retained earnings	115,154	130,611
Total stockholders’ equity	429,476	439,940
Total liabilities and stockholders’ equity	$768,087	$723,095

See note to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.
CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Selling, general and administrative	$1,540	$1,433	$1,311
Equity in income (loss) of subsidiary, net of tax benefit of $12,974, $7,455 and $16,928 for 2014, 2013 and 2012, respectively	3,331	(12,917)	(24,704)
Interest income	934	1,091	1,301
Interest expense	18,181	700	5,713
Loss before taxes	(15,456)	(13,959)	(30,427)
Income tax benefit	—	—	—
NET LOSS	$(15,456)	$(13,959)	$(30,427)

See note to condensed financial statements of the registrant

HORSEHEAD HOLDING CORP.
CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY
For the years ended December 31, 2014, 2013 and 2012
(Amounts in thousands)

	2014	2013	2012
Cash Flows from Operating Activities:
Net loss	$(15,456)	$(13,959)	$(30,427)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in (income) loss of subsidiary	(3,331)	12,917	24,704
Non-cash compensation expense	372	380	336
Accretion on debt	3,766	3,727	3,288
Amortization of deferred finance costs	2,389	2,114	1,126
Capitalization of interest	(14,248)	(28,550)	(10,464)
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses and other current assets	7	21	(8)
(Increase) in accounts payable	—	(93)	(4)
Increase in accrued expenses	388	112	1,953
Net cash used in operating activities	(26,113)	(23,331)	(9,496)
Cash Flows from Investing Activities:
Advances to subsidiaries	(122,043)	(191,243)	(97,297)
Net cash used in investing activities	(122,043)	(191,243)	(97,297)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	21,300	171,829
Debt issuance costs	(1,652)	(358)	(7,725)
Proceeds from the exercise of stock options	941	—	138
Tax effect of share based compensation award exercise and vesting	(33)	(19)	(82)
Restricted stock withheld for taxes	(683)	(411)	(275)
Net proceeds from the issuance of stock	—	71,996	—
Net cash provided by financing activities	49,873	92,508	163,885
Net (decrease) increase in cash and cash equivalents	(98,283)	(122,066)	57,092
Cash and cash equivalents at beginning of period	101,449	223,515	166,423
Cash and cash equivalents at end of period	$3,166	$101,449	$223,515

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
4.2
Indenture, dated as of July 27, 2011, between Horsehead Holding Corp. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011)

4.3	Form of 3.80% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011 (included as Exhibit A to Exhibit 4.1))
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
4.6
First Supplemental Indenture, dated as of October 24, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

4.7
Third Supplemental Indenture, dated as of June 3, 2013, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association. as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on June 4, 2013)

4.8
Fourth Supplemental Indenture, dated as of July 29, 2014, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed on July 30, 2014)

4.9
Indenture, dated as of July 29, 2014, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed on July 30, 2014)

10.1
Revolving Credit and Security Agreement, dated as of September 28, 2011, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, National Association, as agent and lender (incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed on September 30, 2011)

10.2
Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.3
Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.4
Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.5
Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.6
Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.7
Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

E-1

10.8
Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.9	Horsehead Holding Corp. 2012 Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 10, 2012) †
10.10
First Amendment to Revolving Credit and Security Agreement, dated as of July 26, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Company, as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

10.11
Credit Agreement dated August 28, 2012 among Horsehead Holding Corp., Banco Bilbao Vizcaya Argentaria, S.A., and Horsehead Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2012)

10.12
Second Amendment to Revolving Credit and Security Agreement, dated as of October 24, 2012, by and among Horsehead Corporation, as borrower, Horsehead Holding Corp. as guarantor, Chestnut Ridge Railroad Corp., as guarantor, Horsehead Metal Products, Inc. as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

10.13
Revolving Credit and Security Agreement, dated as of December 21, 2012, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor and PNC Bank, Canada Branch, as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 26, 2012)

10.14
Credit Agreement, dated as of June 24, 2013, by and between the International Metals Reclamation Company, Inc., as borrower, and Wells Fargo Bank, N.A., as lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 26, 2013)

10.15
Continuing Guaranty, dated as of June 24, 2013, by Horsehead Holding Corp. to Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed on June 26, 2013)

10.16
Amendment Number One to the Revolving Credit and Security Agreement, dated as of September 30, 2013, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, Canada Branch, as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on October 1, 2013)

10.17
Third Amendment to Revolving Credit and Security Agreement, dated as of December 24, 2013, by and among Horsehead Corporation, Horsehead Metal Products, Inc. and Horsehead Zinc Powders, LLC (collectively the "Borrower"), Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Corp., as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on December 27, 2013)

10.18
First Amendment to the Credit Agreement, dated as of March 31, 2014, by and between The International Metals Reclamation Company, Inc. and Wells Fargo Bank, N.A. (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on April 2, 2014)

10.19
Revolving Credit and Security Agreement, dated as of April 29, 2014, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, N.A., as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on May 1, 2014)

10.20
Fourth Amendment to Revolving Credit and Security Agreement, dated as of June 30, 2014, by and among Horsehead Corporation, Horsehead Metal Products, Inc. and Horsehead Zinc Powders, LLC (collectively the “Borrower”), Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Corp., as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on June 30, 2014)

10.21
Fifth Amendment to Revolving Credit and Security Agreement, dated as of September 22, 2014, by and among Horsehead Corporation, Horsehead Metal Products, Inc. and Horsehead Zinc Powders, LLC, as borrowers, Horsehead Holding Corp., as guarantor, Chestnut Ridge Railroad Corp., as guarantor, the financial institutions party thereto and PNC Bank, National Association, as agent for the lenders (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on September 22, 2014).

21.1	List of subsidiaries of the Registrant
23.1	Consent of Grant Thornton LLP, independent registered public accounting firm
24.1	Powers of Attorney (included in the signature page to this report)
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes−Oxley Act of 2002
32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
101.INS	Instance Document
101.SCH	Schema Document

E-2

101.CAL	Calculation Linkbase Document
101.LAB	Labels Linkbase Document
101.PRE	Presentation Linkbase Document
101.DEF	Definition Linkbase Document
____________

†	Management contract or compensatory plan or arrangement.

E-3