Form 10-Q
period 2015-03-31
Horsehead Holding Corp
filed 2015-05-08
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of May 6, 2015 was 56,659,385.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: the cyclical nature of the metals industry; the state of the credit and financial markets; decreases in the prices of zinc, silver and nickel-based products; competition from global zinc and nickel manufacturers; our ability to implement our business strategy successfully; our ability to ramp-up production at our new zinc facility, and the timing and cost of the ramp-up; our ability to realize the projected benefits from the new zinc facility once fully operational; our ability to obtain silver and lead from the co-product recovery circuit; our ability to produce Special High Grade zinc; our ability to service our debt; our ability to integrate acquired businesses; work stoppages and labor disputes; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; decreases in order volume from major customers; the costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; the effect of litigation related to worker safety or employment laws; failure of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products; our ability to attract and retain key personnel; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and risks associated with our substantial indebtedness and limitations in our debt documents.
There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 2, 2015, for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.
All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
March 31, 2015 (Unaudited) and December 31, 2014
(Amounts in thousands, except per share amounts)

	March 31, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$84,994	$30,714
Accounts receivable, net of allowance of $372 and $371, respectively	57,464	60,242
Inventories, net	52,930	55,008
Prepaid expenses and other current assets	2,998	3,755
Deferred income taxes	4,788	5,251
Total current assets	203,174	154,970
Property, plant and equipment, net	792,970	799,093
Other assets
Intangible assets, net	9,990	10,192
Deferred income taxes	5,587	—
Deferred finance costs and other	8,336	9,262
Total other assets	23,913	19,454
Total assets	$1,020,057	$973,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,043	$3,044
Accounts payable	61,461	67,734
Accrued expenses	35,848	35,645
Total current liabilities	100,352	106,423
Long-term debt, less current maturities	415,420	406,016
Other long-term liabilities	17,773	18,291
Deferred income taxes	—	8,602
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 56,658 and 50,719 shares issued and outstanding in 2015 and 2014, respectively	567	507
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	384,691	313,815
Retained earnings	96,883	115,377
Accumulated other comprehensive income	532	534
Total stockholders’ equity before noncontrolling interest	482,673	430,233
Noncontrolling interest	3,839	3,952
Total stockholders’ equity	486,512	434,185
Total liabilities and stockholders’ equity	$1,020,057	$973,517
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three months ended March 31, 2015 and 2014
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net sales of zinc material and other goods	$82,668	$87,812
Net sales of nickel-based material and other services	10,109	12,397
EAF dust service fees	9,367	9,855
Net sales	102,144	110,064
Cost of sales of zinc material and other goods	91,180	83,203
Cost of sales of nickel-based material and other services	7,621	8,771
Cost of EAF dust services	7,322	7,880
Restructuring expenses	—	146
Cost of sales (excluding depreciation and amortization)	106,123	100,000
Depreciation and amortization	11,841	4,853
Selling, general and administrative expenses	6,778	6,038
Total costs and expenses	124,742	110,891
Loss from operations	(22,598)	(827)
Other income (expense)
Interest expense	(9,114)	(538)
Interest and other income	330	2,488
Total other income (expense)	(8,784)	1,950
(Loss) income before income taxes	(31,382)	1,123
Income tax (benefit) expense	(12,888)	394
NET (LOSS) INCOME	$(18,494)	$729
(Loss) income per common share:
Basic	$(0.34)	$0.01
Diluted	$(0.34)	$0.01
Weighted average shares outstanding:
Basic	54,841	50,581
Diluted	54,841	51,789
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the three months ended March 31, 2015 and 2014
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2015	2014
Net (loss) income	$(18,494)	$729
Other comprehensive loss, net of tax:
Net pension liability adjustment	(2)	(4)
Comprehensive (loss) income	$(18,496)	$725
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the three months ended March 31, 2015
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2014	50,719	$507	$313,815	$115,377	$534	$3,952	$434,185
Restricted stock vesting	186	2	(2)	—	—	—	—
Stock compensation expense	—	—	1,387	—	—	—	1,387
Stock option exercise	3		33	—	—	—	33
Net tax benefit of equity award vesting	—	—	273	—	—	—	273
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net proceeds from equity offering	5,750	58	69,626	—	—	—	69,684
Restricted stock withheld for taxes	—	—	(441)	—	—	—	(441)
Comprehensive loss, net of tax	—	—	—	(18,494)	(2)	—	(18,496)
Balance at March 31, 2015	56,658	$567	$384,691	$96,883	$532	$3,839	$486,512
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2015 and 2014
(Unaudited)
(Amounts in thousands)

	2015	2014
Cash Flows from Operating Activities:
Net (loss) income	$(18,494)	$729
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	11,841	4,853
Deferred income tax benefit	(13,726)	241
Accretion on debt	933	955
Accretion on ESOI liabilities	103	105
Amortization of deferred finance costs	787	616
Losses on writedown or disposal of assets	279	—
Losses (gains) on derivative financial instruments	295	(3,100)
Lower of cost or market adjustment to inventories	2,360	956
Non-cash compensation expense	1,387	1,233
Capitalization of interest	(748)	(7,942)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,778	(9,817)
(Increase) decrease in inventories, net	(282)	2,309
Decrease (increase) in prepaid expenses and other current assets	783	(9,194)
Decrease (increase) in deferred finance costs and other	143	(7)
(Decrease) in accounts payable	(6,273)	(13,918)
(Decrease) increase in accrued expenses	(118)	9,902
(Decrease) increase in other long-term liabilities	(621)	119
Net cash used in operating activities	(18,573)	(21,960)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(5,043)	(48,235)
Net cash used in investing activities	(5,043)	(48,235)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	69,684	—
Distributions to noncontrolling interest equity holders	(113)	(113)
Borrowings on the Credit Facilities	34,300	6,874
Repayments on the Credit Facilities	(25,330)	(7,900)
Debt issuance costs	(10)	(37)
Borrowings on the Credit Agreement	207	178
Repayments on the Credit Agreement	(707)	(665)
Proceeds from the exercise of stock options	33	910
Tax effect of share based compensation award exercise and vesting	273	774
Restricted stock withheld for taxes	(441)	(683)
Net cash provided by (used in) financing activities	77,896	(662)
Net increase (decrease) in cash and cash equivalents	54,280	(70,857)
Cash and cash equivalents at beginning of period	30,714	136,327
Cash and cash equivalents at end of period	$84,994	$65,470

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Recent Accounting Pronouncements

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Topic 835) ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-03 will have a material impact on our consolidated financial statements.

In February 2015, The FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU 2015-02") which updates the considerations on whether an entity should consolidate certain legal entities. The update changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-02 will have a material impact on our consolidated financial statements.

In January 2015, The FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Topic 835) ("ASU 2015-01"), which eliminates the concept of extraordinary items. The update simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU 2015-01 will become effective for all entities during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 is effective for public entities for annual and interim periods beginning after December 15, 2016; however, in April 2015, the FASB voted to propose a one year deferral of the effective date. The proposed deferral may permit early adoption but would not allow adoption any earlier than the original effective date of the standard. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

There have been no other recently issued accounting updates that had or will have a material impact on the Company’s Interim Financial Statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE B—ACQUISITION OF BUSINESS
On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powder LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed Horsehead Zinc Powders, LLC. ("HZP"). The Company was MZP's long-term supplier of Special Special High Grade zinc metal used in its production process. The estimated purchase price was $1,101, which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration consisted of a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. The acquisition resulted in a gain on bargain purchase.
The first two payments related to the contingent consideration were made in 2013. Based upon a decrease in expected production, however, the contingent consideration was reduced by $257 in 2013. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014. As a result, the contingent consideration was reduced by an additional $88 during the first quarter of 2014. This adjustment was recorded in Interest and other income in the Consolidated Statements of Operations. The final payment under the contingent consideration was made in October 2014.
On November 7, 2014, the Company announced that Shell Chemical LP ("Shell") had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation to purchase the site of Horsehead Corporation’s facility located in Monaca, PA, which also includes the HZP facility site. The HZP production facility was subsequently demolished under the agreement with Shell.

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

Costs and the related liabilities due to involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. The Company recorded a charge of $7,691 during the fourth quarter of 2013 and an additional charge of $288 during 2014 for severance and other employee-related costs associated with the closing of the Monaca, Pennsylvania facility.

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Accrual at December 31, 2013	7,682
Adjustments to previously recorded restructuring charges	288
Cash payments	(7,509)
Accrual at December 31, 2014	461
Cash payments	(252)
Remaining accrual at March 31, 2015	$209

The majority of the remaining cash expenditures of $209 related to the severance and other employee-related costs are expected to be paid by June 30, 2015.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability is incurred. The Company incurred approximately $2.6 million during 2014 related to costs associated with exit and disposal activities and costs and an additional $0.5 million during the first quarter of 2015 and expects to incur an additional $0.2 million during the remainder of 2015.
NOTE D—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Cash in bank	$84,777	$30,497
Money market demand account	217	217
	$84,994	$30,714
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both March 31, 2015 and December 31, 2014. The Company carries deposits in excess of federally insured amounts. At March 31, 2015, the Company had $18,273 in cash held at foreign institutions. The Company does not believe that it is exposed to significant concentration of credit risk.
The money market demand account carried an interest rate of 0.15% at both March 31, 2015 and December 31, 2014. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE E—INVENTORIES
Inventories consisted of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Raw materials	$14,657	$17,493
Work-in-process	3,412	2,847
Finished goods	21,880	21,885
Supplies and spare parts	12,981	12,783
	$52,930	$55,008
Inventories were net of reserves for slow moving inventory of $5,562 at both March 31, 2015 and December 31, 2014.
The Company recorded $2,360 and $956 in lower of cost or market ("LCM") adjustments to its finished goods inventories at March 31, 2015 and 2014, respectively. The Company recorded total LCM adjustments to its finished goods inventories of $3,561 during 2014. The 2015 and 2014 LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price, increased production costs in 2014, at the Monaca facility, as the plant operated at inefficient levels during the final weeks of operation and the incurrence of higher than normal production costs in 2015 at the new zinc facility in Mooresboro, North Carolina ("new zinc facility") which operated at inefficient levels during its continued ramp up.
NOTE F—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at March 31, 2015 and December 31, 2014.

	March 31, 2015	December 31, 2014
Land and land improvements	$50,531	$50,117
Buildings and building improvements	96,990	96,904
Machinery and equipment	740,616	736,815
Construction in progress	34,948	33,556
	923,085	917,392
Less accumulated depreciation	(130,115)	(118,299)
	$792,970	$799,093
The Company capitalized $748 and $7,942 of interest expense during the three months ended March 31, 2015 and 2014, respectively. The interest expense capitalized related to the construction of the new zinc facility in Mooresboro, North Carolina, which began operations in May 2014. Through March 31, 2015, the Company has capitalized a total of $56,142 of interest expense related to the new zinc facility.

During 2011, the Company recorded an initial impairment charge of $9,797 related to its Monaca, Pennsylvania facility, to adjust the net book value of the assets for the partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant in North Carolina.

During 2012, the Company recorded total impairment charges of $25,305 based on the entering into and subsequent extension of an option agreement with Shell to purchase its Monaca, Pennsylvania site, its intent to close the zinc oxide refinery production facility at that site when the smelting operation is closed, the continuation of the construction of the new zinc facility and the determination that the power plant, which had been idled since September 2011, would not be restarted.

On October 31, 2013, the Company notified various related parties, as required by the WARN Act that a majority of Horsehead Corporation's manufacturing operations at its Monaca, Pennsylvania facility would be permanently closed and shut down within several months of the notification date. Based upon this notice, the Company recorded an impairment charge of $9,349 during the fourth quarter of 2013 related to its Monaca facility. The Company recorded total impairment charges of $44,451 related to the Monaca facility. The Company permanently shut down all remaining operations at the Monaca, Pennsylvania facility in April 2014. At March 31, 2015, the only remaining asset of the Monaca facility was land. The land had a net book value of approximately $1.2 million. No additional impairment related to the Monaca facility will be recorded.

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

On November 7, 2014, the Company announced that Shell had exercised its option to purchase the Monaca, Pennsylvania site, under the Amended and Restated Option and Purchase Agreement. Final site activities that are the Company's responsibility to manage should be completed in May. Sale of the property is expected to be scheduled to occur within the next few months.
NOTE G— DEFERRED FINANCE COSTS AND OTHER
Deferred finance costs and other at March 31, 2015 and December 31, 2014 consisted of the following:

	March 31, 2015	December 31, 2014
Deferred finance costs	$7,264	$8,042
Other	1,072	1,220
	$8,336	$9,262
See Note H – Long Term Debt for additional information regarding deferred finance costs.
NOTE H—LONG –TERM DEBT
Long-term debt consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	90,405	89,448
10.50% Senior Secured Notes due June 2017, net of debt premium	205,145	205,169
9.00% Senior Unsecured Notes due July 2017	40,000	40,000
ABL Facility, interest payable at variable rates	23,700	14,830
Zochem Credit Facility, interest payable at variable rates	19,500	19,400
INMETCO Credit Facility, interest payable at variable rates	20,000	20,000
Credit Agreement, interest payable at variable rates	19,458	19,958
	418,463	409,060
Less portion currently payable	3,043	3,044
	$415,420	$406,016

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 related to the amortization of debt issuance costs during both the three months ended March 31, 2015 and 2014. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three months ended March 31, 2015 and 2014, the Company recognized $1,908 and $1,830, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $90,405 with an unamortized discount of $9,595 at March 31, 2015. The carrying amount of the Convertible Notes was $89,448 with an unamortized discount of $10,552 at December 31, 2014. The carrying amount of the equity component was $5,488 and $6,052 at March 31, 2015 and December 31, 2014, respectively. The accumulated accretion related to the equity component was $7,533 and $6,969 at March 31, 2015 and December 31, 2014, respectively. The fair value of the Convertible Notes was estimated to be approximately $106,000 and $122,000 at March 31, 2015 and December 31, 2014, respectively, per quotes obtained from active markets.
ABL Facility
On September 28, 2011, the Company’s subsidiary Horsehead Corporation (“Horsehead”) entered into an ABL Facility (the "ABL Facility"), as borrower, with PNC Bank, as agent and lender, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

On July 26, 2012, the Company amended its ABL Facility to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, are required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis. On October 24, 2012, The Company amended its ABL Facility to add Horsehead Metal Products, LLC ("HMP") as an additional guarantor and to transfer certain assets from Horsehead to HMP. On December 24, 2013, the Company entered into an amendment to add HZP as an additional borrower and convert HMP from a guarantor to a borrower.
On June 30, 2014, the Company amended certain provisions of the ABL Facility including increasing the advance rates on receivables and inventory through April 1, 2015 (the"Availability Period") to provide up to a maximum additional available amount of $10,000. In addition, the interest spread on revolving advances, letters of credit and unused line fees were increased during the Availability Period. On September 22, 2014, we entered into an additional amendment, which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. The total aggregate principal amount allowed under the ABL facility, however, remained at $60,000.
At March 31, 2015, the Company had $7,562 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility are secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At March 31, 2015, there were $23,700 in outstanding borrowings and no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at March 31, 2015.
Borrowings by Horsehead under the ABL Facility bear interest at a rate per annum which, at the option of Horsehead, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 0.25% to 1.00%) based on average undrawn availability, or (b) a eurodollar rate equal to the “eurodollar rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 1.75% to 2.50%) based on average undrawn availability. Horsehead will pay a letter of credit fee to the lenders under the ABL Facility (ranging from 1.75% to 2.50%) based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.
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

Horsehead pays an unused line fee to the lenders under the ABL Facility (ranging from 0.25% to 0.375% per annum) based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.
The ABL Facility contains a minimum fixed charge coverage ratio of 1.15:1.00 which Horsehead must comply with in the event that undrawn availability is less than or equal to $10,000 on any business day or is less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2015.
The Company incurred total issuance costs of $600 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the ABL Facility. Interest expense of $36 and $22 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2015 and 2014, respectively.

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

On July 29, 2014, the Company completed the sale of an additional $10,000 aggregate principal amount of the Company’s 10.50% Senior Secured Notes due 2017 (the “2014 Additional Notes”), at an issue price of 113.00% of par. The 2014 Additional Notes and the related guarantees were offered to investors who were both qualified institutional buyers and accredited investors in a private placement not registered under the Securities Act. The Company received net proceeds of $10,962 after deducting approximately $338 in issuance costs in connection with the offering.The Company recorded an initial debt carrying value of $11,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 5.5%.
The Secured Notes, 2013 Additional Notes and 2014 Additional Notes (collectively, the "Senior Secured Notes") pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $5,357 and $5,194 for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, there was an aggregate of $205,000 of Senior Secured Notes outstanding.
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the Indenture. The Company was in compliance with all covenants at March 31, 2015.
The carrying amount of the Senior Secured Notes was $205,145 with a net unamortized premium of $145 at March 31, 2015. The carrying amount of the Senior Secured Notes was $205,169 with a net unamortized discount of $169 at December 31, 2014. The fair value of the Senior Secured Notes was estimated to be approximately $223,000 and $224,000 at March 31, 2015 and December 31, 2014, respectively, per quotes obtained from active markets.
Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $452 and $422 related to the amortization of debt issuance costs during the three months ended March 31, 2015 and 2014, respectively.
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
The Credit Agreement provides for drawings thereunder to be repaid semiannually over a period ending on February 2023, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. Principal and interest payments are due quarterly. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At March 31, 2015, the Company had outstanding borrowings of $19,458 under the Credit Agreement. At March 31, 2015, the current portion of amounts due under the Credit Agreement was $3,043. Availability under the Credit Agreement was approximately $1,813 at March 31, 2015 and draws may be made until December 2015. The carrying amount of the debt approximated fair value at March 31, 2015.
The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest. The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2015.
The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs are being amortized to interest expense over the term of the Credit Agreement. Interest expense of $36 and $35 related to the amortization of deferred finance costs was recorded during both the three months ended March 31, 2015 and 2014, respectively.

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

The 2014 Zochem Facility provides for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. The aggregate amount of loans permitted to be made to Zochem under the 2014 Zochem Facility can not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 is available to Zochem for the issuance of letters of credit, which reduces availability under the 2014 Zochem Facility. Zochem’s obligations under the 2014 Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At March 31, 2015, the Company had $19,500 in outstanding borrowings under the 2014 Zochem Facility. There was no undrawn availability at March 31, 2015. The carrying amount of the debt approximated fair value at March 31, 2015.
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
The 2014 Zochem Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the 2014 Zochem Facility will become immediately due and payable. The 2014 Zochem Facility also contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2015.
The Company incurred total issuance costs of $201 in connection with the Zochem Facility and 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the remaining term of the 2014 Zochem Facility. Interest expense of $17 and $11 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2015 and 2014, respectively.
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
The INMETCO Facility provides for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $20,000. INMETCO’s obligations under the INMETCO facility are secured by a first priority

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At March 31, 2015, INMETCO had $20,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at March 31, 2015.

Borrowings under the INMETCO facility bear interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO pays unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and paid a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.
The INMETCO Facility contains quarterly financial covenants, which include a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The First Amendment to the Credit Agreement amended the minimum net worth requirement for the March and June 2014 quarters. The INMETCO Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at March 31, 2015.
INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the INMETCO Facility. Interest expense of $13 and $11 related to the amortization of deferred finance costs was recorded during the three months ended March 31, 2015 and 2014, respectively.
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
The Unsecured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

certain payments on indebtedness. The Unsecured Notes Indenture also provides for customary events of default. The Company was in compliance with all debt covenants as of March 31, 2015.

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Unsecured Notes. The Company recognized interest expense of $116 related to the amortization of debt issuance costs during the three months ended March 31, 2015.
The fair value of the Unsecured Notes was estimated to be approximately $40,000 at both March 31, 2015 and December 31, 2014 per quotes obtained from active markets.
Other
At March 31, 2015, the Company had a total of $7,895 in letters of credit outstanding under the ABL Facility and 2014 Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. At December 31, 2014, the Company had a total of $7,926 in letters of credit outstanding under the ABL Facility and Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both March 31, 2015 and December 31, 2014.
NOTE I—ACCRUED EXPENSES
Accrued expenses at March 31, 2015 and December 31, 2014 consisted of the following.

	March 31, 2015	December 31, 2014
Employee related costs	$4,590	$5,717
EAF dust processing reserve	3,705	3,684
Workers’ compensation insurance claim liabilities	1,500	1,500
Unearned tolling revenue	3,771	2,434
Accrued interest	9,728	4,473
Unearned contractual services	911	3,976
Restructuring accrual	209	461
Other	11,434	13,400
	$35,848	$35,645

NOTE J—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at March 31, 2015 and December 31, 2014 consisted of the following.

	March 31, 2015	December 31, 2014
Environmental obligations	$620	$620
Insurance claim liabilities	7,120	7,753
Asset retirement obligations	4,862	4,775
Deferred purchase price obligation	3,873	3,769
Other	1,298	1,374
	$17,773	$18,291

NOTE K — EMPLOYEE BENEFIT PLANS
As part of the acquisition of Zochem, on November 1, 2011, the Company assumed the pension assets and the pension liabilities for both the hourly and salary pension plans which were in effect at the time of the acquisition. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the Plans.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Net periodic benefit costs related to the plan for the three months ended March 31, 2015 and 2014, were $13 and $31, respectively.
Net periodic benefit costs for the three months ended March 31, 2015 and 2014 were:

	Three months ended March 31, 2015	Three months ended March 31, 2014
Components of net periodic benefit cost:
Service Cost	$48	$60
Interest Cost	53	56
Expected return on plan assets	(86)	(79)
Losses	(2)	(6)
Net periodic benefit cost	$13	$31

During the three months ended March 31, 2015 and 2014, the Company made contributions in the amount of $38 and $76, respectively, to its defined benefit pension plans. The Company anticipates making $130 of additional contributions to fund its defined benefit pension plans during the remainder of 2015.
The Company’s hourly and salary pension plan assets of $5,073 at March 31, 2015 are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 2 of the fair value hierarchy.
NOTE L—INCOME TAXES
The Company’s effective tax rates were 41.1% and 35.1% for the three months ended March 31, 2015 and 2014, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

The effective tax rate for the three months ended March 31, 2015 increased when compared to the three months ended March 31, 2014 due to higher than previously projected pretax losses coupled with foreign subsidiaries pretax income.

The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination are 2009 through 2014. U.S. income taxes and foreign withholding taxes are not provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will be permanently reinvested in the operations of such subsidiaries. It is not practical to determine the amount of income tax liability that would result had such earnings been repatriated.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE M—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income are as follows:

	March 31, 2015	December 31, 2014
Cumulative translation adjustments	$30	$30
Net pension adjustment	502	504
Accumulated other comprehensive income	$532	$534
NOTE N—SHARE-BASED COMPENSATION

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During the three months ended March 31, 2015, 3 stock options were exercised and the Company received proceeds of $33 from the exercise of these options. At March 31, 2015, there were 580 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 1.79 years of remaining contractual life. The options outstanding under the 2006 Plan had no intrinsic value at March 31, 2015. All compensation expense had been recognized as of March 31, 2012.

The Company had a total of 422 restricted stock units at a weighted average grant date fair value of $10.99 per unit outstanding under the 2006 Plan at December 31, 2014. During the three months ended March 31, 2015, 195 restricted stock units vested having an intrinsic value of $2,921. At March 31, 2015, there were 227 restricted stock units outstanding and the remaining contractual life ranged from 0.13 years to 2.5 years. The related compensation expense for the three months ended March 31, 2015 and 2014 was $284 and $390, respectively. Unrecognized compensation expense as of March 31, 2015 was $1,210.
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
The Company had a total of 579 restricted stock units at a weighted average grant date fair value of $18.66 per unit outstanding under the 2012 Plan at December 31, 2014. During the three months ended March 31, 2015, the Company granted 124 service based restricted stock units with an average grant date fair value of $15.83 per unit. The restricted stock units vest over a one or five-year service period. During the three months ended March 31, 2015, 23 restricted stock units vested having an intrinsic value of $359.
During the three months ended March 31, 2015, the Company granted 103 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $21.92 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions were a risk free rate of 1.07%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The related compensation expense for all 2012 Plan restricted stock units for the three months ended March 31, 2015 and 2014 was $1,103 and $842, respectively. The remaining contractual life ranged from 0.75 years to 4.75 years. Unrecognized compensation expense as of March 31, 2015 was $9,048.

NOTE O—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES
The Company’s business consists principally of the sale of zinc and nickel-based products. As a result, its results of operations are subject to risk of fluctuations in the market prices of these metals. While the Company’s finished products are generally priced based on a spread to the price of zinc or nickel, as applicable, on the London Metal Exchange ("LME"), its revenues are impacted significantly by changes in the market prices of these metals. The Company pursues various hedging strategies as described below to reduce its exposure to movements in the prices of zinc and nickel.
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of March 31, 2015, the fixed portions of these contracts ranged from a monthly average of $0.92 to $1.01 per pound for zinc.
The Company has hedged approximately 7.4 tons of zinc with fixed-to-variable future swap contracts at March 31, 2015, all of which settle at various dates up to and including December 31, 2015.
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of March 31, 2015, the Company did not have any nickel swap contracts in place.
The Company paid cash of $521 and $32 from the settlement of zinc swap contracts for the three months ended March 31, 2015 and 2014, respectively.

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

At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26.6 tons and the total quantity covered under put options with a strike price of $0.85 per pound was approximately 11.6 tons of zinc production for the first quarter of 2014. No forward fixed price options nor put options were in place beyond the first quarter of 2014.

The 2014 put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for the first three months of 2014 were higher than the strike price for the contracts and the Company received no settlement payment during 2014.

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

During the three months ended March 31, 2015, the Company added zinc fixed price swaps for the month of February 2015 at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3.3 tons. Additionally, the Company added zinc fixed price swaps for the months of April and May 2015 at an average price of approximately $0.94 per pound for a total quantity covered of approximately 6.6 tons per month.

The Company received cash of $111 but paid cash of $1,040 from the settlement of zinc fixed price swaps during the three months ended March 31, 2015 and 2014, respectively.

In April and early May 2015, the Company added zinc fixed price swaps for the month of June 2015 at an average price of approximately $1.01 per pound for a total quantity covered of approximately 9.9 tons, fixed price swaps for the third quarter of 2015 at an average price of $1.07 per pound for a total quantity covered of approximately 10.2 tons and fixed price swaps for the fourth quarter of 2015 at an average price of $1.08 for a total quantity covered of approximately 5.0 tons.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
(Losses) gains included in net sales:
Options	$—	$(3)
Swaps	(705)	2,030
Total (losses) gains resulting from hedging activities	$(705)	$2,027

The fair value of the swap contracts as of March 31, 2015 and December 31, 2014 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2015	December 31, 2014
Swaps included in Prepaid expenses and other current assets.	$26	$—
Swaps included in Accrued expenses	$696	$375

The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on March 31, 2015 and December 31, 2014, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company utilizes four different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.
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
Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.
The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended March 31,
	2015	2014
Basic (loss) earnings per share:
Net (loss) income	$(18,494)	$729
Weighted average shares outstanding – basic	54,841	50,581
Basic (loss) earnings per share	$(0.34)	$0.01
Diluted (loss) earnings per share:
Net (loss) income	$(18,494)	$729
Weighted average shares outstanding – diluted	54,841	51,789
Diluted (loss) earnings per share	$(0.34)	$0.01
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	54,841	50,581
Effect of dilutive securities:
Options	—	174
Convertible Notes	—	628
Restricted stock units	—	406
Weighted average shares outstanding – diluted	54,841	51,789

	Exercise Price	Three months ended March 31,
		2015	2014
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	582	—
Convertible Notes	$15.00	—	—
Restricted Stock Units		1,031	—
Total		1,613	—

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three months ended March 31, 2015, the average share price for the quarter was lower than the exercise price for the Convertible Notes and therefore no conversion spread was realized and no dilution assumed.
NOTE R—SEGMENT INFORMATION
The Company reports three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron remelt alloy to the stainless and specialty steel industries.
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
The following table presents information regarding the Company’s segment presentation:

Three months ended March 31, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$57,127	$35,164	$10,109	$(256)	$102,144
(Loss) income before income taxes	(25,968)	2,075	763	(8,252)	(31,382)

Three months ended March 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$62,259	$35,747	$12,420	$(362)	$110,064
(Loss) income before income taxes	(3,955)	3,475	1,695	(92)	1,123

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE S—EQUITY OFFERING

On January 28, 2015, the Company completed an underwritten public offering of 5,750 shares of its common stock, including 750 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. At the public offering price of $12.75 per share of common stock, the aggregate gross proceeds from the common stock sold by the Company were $73,313. The net proceeds realized by the Company from the offering, after $3,299 in underwriting discounts and commissions and $330 in expenses relating to the offering, were $69,684. The net proceeds are available for general corporate purposes, which may include capital expenditures, acquisitions, working capital and liquidity for operational contingencies.

The shares were offered under a shelf registration statement filed with the SEC on Form S-3, which was declared effective on October 3, 2013.
NOTE T—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and fully and unconditionally guarantee, on a senior secured basis, the Company’s existing and future domestic restricted subsidiaries other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 9.7% of total assets at March 31, 2015, accounted for 34.4% of its consolidated revenues and contributed $1,177 of consolidated net income for the three months ended March 31, 2015. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries. The subsidiaries that serve as guarantors are 100% owned as defined in Rule 3-10(h) of Regulation S-X.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
March 31, 2015

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$28,846	$37,875	$18,273	$—	$84,994
Accounts receivable, net of allowance	—	38,491	19,126	(153)	57,464
Inventories, net	—	42,504	10,426	—	52,930
Prepaid expenses and other current assets	4	9,893	74	(6,973)	2,998
Deferred income taxes	—	4,764	24	—	4,788
Total current assets	28,850	133,527	47,923	(7,126)	203,174
Property, plant and equipment, net	—	740,376	52,594	—	792,970
Other assets
Intangible assets	—	9,915	75	—	9,990
Deferred income taxes	—	—	—	5,587	5,587
Investment in and advances to subsidiaries	777,821	(652,360)	(2,321)	(123,140)	—
Deferred finance costs and other	20,123	1,891	594	(14,272)	8,336
Total other assets	797,944	(640,554)	(1,652)	(131,825)	23,913
Total assets	$826,794	$233,349	$98,865	$(138,951)	$1,020,057
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,043	$—	$—	$3,043
Accounts payable	—	48,042	13,572	(153)	61,461
Accrued expenses	9,325	19,031	615	6,877	35,848
Total current liabilities	9,325	70,116	14,187	6,724	100,352
Long-term debt, less current maturities	335,550	60,115	33,954	(14,199)	415,420
Other long-term liabilities	—	17,366	407	—	17,773
Deferred income taxes	—	6,278	1,959	(8,237)	—
Commitments and contingencies
Stockholders’ equity
Common stock	567	—	—	—	567
Preferred stock	—	—	—	—	—
Additional paid-in capital	384,692	41,652	—	(41,653)	384,691
Retained earnings	96,660	33,983	47,826	(81,586)	96,883
Accumulated other comprehensive income	—	—	532	—	532
Total stockholders’ equity before noncontrolling interest	481,919	75,635	48,358	(123,239)	482,673
Noncontrolling interest	—	3,839	—	—	3,839
Total stockholders’ equity	481,919	79,474	48,358	(123,239)	486,512
Total liabilities and stockholders’ equity	$826,794	$233,349	$98,865	$(138,951)	$1,020,057

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
December 31, 2014

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$3,166	$15,354	$12,194	$—	$30,714
Accounts receivable, net of allowance	—	40,656	19,740	(154)	60,242
Inventories, net	—	43,085	11,923	—	55,008
Prepaid expenses and other current assets	1	10,672	55	(6,973)	3,755
Deferred income taxes	—	5,227	24	—	5,251
Total current assets	3,167	114,994	43,936	(7,127)	154,970
Property, plant and equipment, net	—	745,612	53,481	—	799,093
Other assets
Intangible assets	—	10,098	94	—	10,192
Investment in and advances to subsidiaries	743,463	(609,021)	(1,083)	(133,359)	—
Deferred finance costs and other	21,457	2,140	611	(14,946)	9,262
Total other assets	764,920	(596,783)	(378)	(148,305)	19,454
Total assets	$768,087	$263,823	$97,039	$(155,432)	$973,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,044	$—	$—	$3,044
Accounts payable	—	57,913	9,975	(154)	67,734
Accrued expenses	3,994	35,702	2,816	(6,867)	35,645
Total current liabilities	3,994	96,659	12,791	(7,021)	106,423
Long-term debt, less current maturities	334,617	51,744	34,584	(14,929)	406,016
Other long-term liabilities	—	17,883	408	—	18,291
Deferred income taxes	—	6,642	1,960	—	8,602
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	—	507
Preferred stock	—	—	—	—	—
Additional paid-in capital	313,815	41,653	—	(41,653)	313,815
Retained earnings	115,154	45,290	46,762	(91,829)	115,377
Accumulated other comprehensive income	—	—	534	—	534
Total stockholders’ equity before noncontrolling interest	429,476	86,943	47,296	(133,482)	430,233
Noncontrolling interest	—	3,952	—	—	3,952
Total stockholders’ equity	429,476	90,895	47,296	(133,482)	434,185
Total liabilities and stockholders’ equity	$768,087	$263,823	$97,039	$(155,432)	$973,517

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$47,504	$35,164	$—	$82,668
Net sales of nickel-based material and other services	—	10,109	—	—	10,109
EAF dust service fees	—	9,623	—	(256)	9,367
Net sales	—	67,236	35,164	(256)	102,144
Cost of sales of zinc material and other goods	—	59,545	31,635	—	91,180
Cost of sales of nickel-based material and other services	—	7,877	—	(256)	7,621
Cost of EAF dust services	—	7,322	—	—	7,322
Cost of sales (excluding depreciation and amortization)	—	74,744	31,635	(256)	106,123
Depreciation and amortization	—	10,842	999	—	11,841
Selling, general and administrative expenses	401	5,770	607	—	6,778
Total costs and expenses	401	91,356	33,241	(256)	124,742
(Loss) income from operations	(401)	(24,120)	1,923	—	(22,598)
Equity in (loss) income of subsidiaries, net of taxes	(10,221)	—	—	10,221	—
Other income (expense)
Interest expense	(8,098)	(864)	(390)	238	(9,114)
Interest and other income	226	135	186	(217)	330
Total other income (expense)	(7,872)	(729)	(204)	21	(8,784)
(Loss) income before income taxes	(18,494)	(24,849)	1,719	10,242	(31,382)
Income tax (benefit) expense	—	(13,430)	542	—	(12,888)
NET (LOSS) INCOME	$(18,494)	$(11,419)	$1,177	$10,242	$(18,494)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$52,088	$35,747	$(23)	$87,812
Net sales of nickel-based material and other services	—	12,397	—	—	12,397
EAF dust service fees	—	9,855	—	—	9,855
Net sales	—	74,340	35,747	(23)	110,064
Cost of sales of zinc material and other goods	—	51,728	31,498	(23)	83,203
Cost of sales of nickel-based material and other services	—	8,771	—	—	8,771
Cost of EAF dust services	—	7,880	—	—	7,880
Restructuring expenses	—	146	—	—	146
Cost of sales (excluding depreciation and amortization)	—	68,525	31,498	(23)	100,000
Depreciation and amortization	—	4,192	661	—	4,853
Selling, general and administrative expenses	363	5,036	639	—	6,038
Total costs and expenses	363	77,753	32,798	(23)	110,891
(Loss) income from operations	(363)	(3,413)	2,949	—	(827)
Equity in income (loss) of subsidiaries, net of taxes	843	—	—	(843)	—
Other income (expense)
Interest expense	—	(507)	(269)	238	(538)
Interest and other income	249	2,016	439	(216)	2,488
Total other income (expense)	249	1,509	170	22	1,950
Income (loss) before income taxes	729	(1,904)	3,119	(821)	1,123
Income tax (benefit) expense	—	(457)	851	—	394
NET INCOME (LOSS)	$729	$(1,447)	$2,268	$(821)	$729

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(18,494)	$(11,419)	$1,177	$10,242	$(18,494)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(2)	—	(2)
Comprehensive (loss) income	$(18,494)	$(11,419)	$1,175	$10,242	$(18,496)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended March 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net income (loss)	$729	$(1,447)	$2,268	$(821)	$729
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(4)	—	(4)
Comprehensive income (loss)	$729	$(1,447)	$2,264	$(821)	$725

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(18,494)	$(11,419)	$1,177	$10,242	$(18,494)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	10,842	999	—	11,841
Deferred income tax provision	—	99	(1)	(13,824)	(13,726)
Accretion on debt	933	—	—	—	933
Accretion on ESOI liabilities	—	103	—	—	103
Amortization of deferred finance costs	682	88	38	(21)	787
Losses on write down or disposal of assets	—	279	—	—	279
Losses (gains) on derivative financial instruments	—	321	(26)	—	295
Lower of cost or market adjustment to inventories	—	2,360	—	—	2,360
Non-cash compensation expense	78	1,309	—	—	1,387
Capitalization of interest	(748)	—	—	—	(748)
Equity in (loss) income of subsidiaries, net of taxes	10,221	—	—	(10,221)	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	—	2,164	614	—	2,778
(Increase) decrease in inventories	—	(1,779)	1,497	—	(282)
(Increase) decrease in prepaid expenses and other current assets	(3)	803	(19)	2	783
Decrease (increase) in deferred finance costs and other	652	166	(22)	(653)	143
(Decrease) increase in accounts payable	—	(9,870)	3,597	—	(6,273)
Increase (decrease) in accrued expenses	5,331	(16,288)	(2,905)	13,744	(118)
(Decrease) increase in long-term liabilities	—	(1,351)	(1)	731	(621)
Net cash (used in) provided by operating activities	(1,348)	(22,173)	4,948	—	(18,573)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(4,950)	(93)	—	(5,043)
Investment in and advance (to) from subsidiaries	(42,521)	41,284	1,237	—	—
Net cash (used in) provided by investing activities.	(42,521)	36,334	1,144	—	(5,043)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	69,684	—	—	—	69,684
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	27,100	7,200	—	34,300
Repayments on the Credit Facilities	—	(18,230)	(7,100)	—	(25,330)
Debt issuance costs		(10)	—	—	(10)
Borrowings on the Credit Agreement	—	207	—	—	207
Repayments on the Credit Agreement	—	(707)	—	—	(707)
Proceeds from the exercise of stock options	33	—	—	—	33
Tax effect of share based compensation award exercise and vesting	273	—	—	—	273
Restricted stock withheld for taxes	(441)	—	—	—	(441)
Net cash provided by (used in) financing activities	69,549	8,360	(13)	—	77,896
Net increase in cash and cash equivalents	25,680	22,521	6,079	—	54,280
Cash and cash equivalents at beginning of period	3,166	15,354	12,194	—	30,714
Cash and cash equivalents at end of period	$28,846	$37,875	$18,273	$—	$84,994

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the three months ended March 31, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net income (loss)	$729	$(1,447)	$2,268	$(821)	$729
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	—	4,192	661	—	4,853
Deferred income tax provision	—	241	—		241
Accretion on debt	955	—	—	—	955
Accretion on ESOI liabilities	—	105	—	—	105
Amortization of deferred finance costs	536	69	33	(22)	616
(Gains) losses on derivative financial instruments	—	(3,108)	8	—	(3,100)
Lower of cost or market adjustment to inventories	—	956	—	—	956
Non-cash compensation expense	93	1,140	—	—	1,233
Capitalization of interest	(7,942)	—	—	—	(7,942)
Equity in (income) loss of subsidiaries, net of taxes	(843)	—	—	843	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	—	(5,561)	(8,652)	4,396	(9,817)
Decrease (increase) in inventories	—	4,931	(2,622)	—	2,309
Decrease (increase) in prepaid expenses and other current assets	6	(8,774)	(98)	(328)	(9,194)
Decrease (increase) in deferred finance costs and other	652	28	(37)	(650)	(7)
(Decrease) increase in accounts payable	—	(15,252)	5,731	(4,397)	(13,918)
Increase (decrease) in accrued expenses	4,169	7,554	(2,070)	249	9,902
(Decrease) increase in long-term liabilities	—	(611)	—	730	119
Net cash used in operating activities	(1,645)	(15,537)	(4,778)	—	(21,960)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(44,681)	(3,554)	—	(48,235)
Investment in and advance (to) from subsidiaries	(59,829)	59,555	274	—	—
Net cash (used in) provided by investing activities.	(59,829)	14,874	(3,280)	—	(48,235)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	3,900	2,974	—	6,874
Repayments on the Credit Facilities	—	(7,800)	(100)	—	(7,900)
Debt issuance costs	—	—	(37)	—	(37)
Borrowings on Credit Agreement	—	178	—	—	178
Repayments on the Credit Agreement	—	(665)	—	—	(665)
Proceeds from the exercise of stock options	910	—	—	—	910
Tax effect of share based compensation award exercise and vesting	774	—	—	—	774
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	1,001	(4,387)	2,724	—	(662)
Net decrease in cash and cash equivalents	(60,473)	(5,050)	(5,334)	—	(70,857)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$40,976	$21,732	$2,762	$—	$65,470

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
General
This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 2, 2015.
Overview

Our Business

We are a leading U.S. producer of zinc metal used in the galvanizing of steel products and in zinc die castings and zinc-bearing alloys. We believe we are the largest North American recycler of electric arc furnace ("EAF") dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. We also believe that, through our Zochem operations, we are the largest single site producer of zinc oxide in North America used in a wide variety of applications including in rubber tires, paint, chemicals and pharmaceuticals. Through our INMETCO operations, we believe we are a leading recycler of EAF dust and other nickel-bearing waste generated by specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. Our remelt alloy is used in the production of stainless steel. We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years.

While we vary our raw material inputs, or feedstocks, based on cost and availability, our zinc products produced new zinc facility in Mooresboro, North Carolina, which began operations in May 2014, and nickel-based products produced at our INMETCO facility use 100% recycled materials, including in the case of our Mooresboro facility, zinc recovered from our four EAF dust recycling operations located in four states. Our four EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates.

We produce zinc oxide at our Brampton, Ontario, Canada facility and utilize special high grade zinc metal as raw material feedstock. INMETCO provides recycling services, some of which is on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
Strategic Investments

In September of 2011, we began construction of a new, state-of-the-art zinc facility located in Mooresboro, North Carolina to replace our Monaca, Pennsylvania facility. We began production at our new zinc facility in May 2014. Our new facility provides us with the capability to produce Special High Grade ("SHG") zinc, Continuous Galvanizing Grade ("CGG") zinc and High Grade zinc, in addition to the Prime Western ("PW") zinc that we produced at our former Monaca, Pennsylvania facility. The first month of operation of our new facility validated that the process as designed, is capable of producing SHG quality electrolyte from waelz oxide ("WOX") using the solvent extraction process. The new facility's design relies upon sustainable manufacturing practices to produce zinc solely from recycled materials and uses significantly less fossil fuel than our former Monaca, Pennsylvania facility, allowing us to significantly reduce emissions of greenhouse gases ("GHGs") and particulates into the atmosphere. The new facility began production in May 2014 and is in the process of being ramped up.

We believe that the new facility, once fully operational, will provide us with a number of substantial benefits, including reduced manufacturing conversion costs due to the lower energy cost; higher labor productivity; reduced maintenance costs; and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine the majority of our WOX prior to its use. We believe that the new zinc facility's capability to convert WOX and other recycled materials into SHG zinc and other grades will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and potentially LME warehouses, while continuing to serve customers in our existing markets. In addition, the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. We began introducing feed into the lead-silver recovery circuit during the fourth quarter and have started to produce lead-silver concentrate that we are currently analyzing to fine tune this circuit. We are also addressing some issues with pump selection identified during the initial operating period. The new zinc facility replaced our zinc smelter in Monaca, Pennsylvania, which was permanently shut down in April 2014. The former Monaca smelter was over eighty years old and utilized a higher-cost pyrometallurgical process. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment.

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

In connection with the start of operations at our new zinc facility, we permanently closed our Monaca, Pennsylvania facility in April 2014. Our Monaca, Pennsylvania facility is under contract to be sold to Shell pursuant to an option to purchase granted in March 2012 that was exercised on November 7, 2014. All of the demolition at the site has been completed mostly at Shell’s expense. Final site activities that are our responsibility to manage should be completed in May 2015. Sale of the property is expected to be scheduled to occur within the next few months. We will retain ownership of a non-hazardous captive landfill located near that site and we are currently in the process of separating our National Pollutant Discharge Elimination System permit into two permits, one to be held by Shell for the portion of the site that would be acquired by Shell and a separate one held by us for our continuing operation of the landfill.

In December 2013, we entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located near our Mooresboro facility and the facility began production in August 2014. The majority of the feedstock for Mooresboro will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by Mooresboro by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated total investment in ThirtyOx is expected to be less than $2.0 million and we had contributed $0.8 million as of March 31, 2015.

Acquisitions

On November 1, 2011, we acquired all of the outstanding shares of Zochem, a zinc oxide producer located in Brampton, Ontario Canada from Hudbay for a cash purchase price of $15.1 million. The acquisition broadened the Company’s geographic footprint, provided added operational flexibility and diversified our customers and markets for zinc oxide. In 2012, we announced our plans to expand capacity at the Zochem facility in anticipation of the closure of the zinc oxide refinery at our Monaca, Pennsylvania facility. During the second quarter of 2014, we completed the expansion and put our seventh furnace into production. The expansion project increased the total zinc oxide production capacity at Zochem by approximately 20,000 tons to 72,000 tons per year.

Other

On March 15, 2012, we entered into an option agreement with Shell to purchase our Monaca, Pennsylvania site. At the end of December 2013, we entered into an Amended and Restated Option and Purchase Agreement with Shell that included extending the option period during which Shell may perform its evaluation. The amended agreement also provided for demolition activities to commence in 2014 at Shell's expense. All of the demolition at the site has been completed. On November 7, 2014, Shell exercised the option under the Amended and Restated Option and Purchase Agreement. Final site activities that are our responsibility to manage should be completed in May. Sale of the property is expected to be scheduled to occur within the next few months.

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million.

On June 3, 2013, we completed the sale of an additional $20.0 million in aggregate principal amount of our Senior Secured Notes at an issue price of 106.5% of the principal amount. The 2013 Additional Notes were issued at an effective interest rate of 8.6%. We received net proceeds from the offering of $21.0 million.

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

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par and also completed the sale of an additional $10.0 million aggregate principal amount of our Senior Secured Notes due 2017, at an issue price of 113.00% of par. The 2014 Additional Notes were issued at an effective interest rate of 5.5%. Total net proceeds from the July 29, 2014 offerings were $49.6 million. At March 31, 2015, there was an aggregate of $205.0 million of Senior Secured Notes outstanding.

On September 30, 2014, Horsehead Metal Products, Inc. was converted to a North Carolina limited liability company "Horsehead Metal Products, LLC", and The International Metals Reclamation Company, Inc. was converted to a Delaware limited liability company "The International Metals Reclamation Company, LLC."

On January 28, 2015, we completed an underwritten public offering of 5.8 million shares of common stock, including 0.8 million shares sold pursuant to the underwriters' exercise of their option to purchase additional shares, at a price to the public of $12.75 per share. We received approximately $69.7 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses.

Recent Operating Updates and Outlook

The Year Ended December 31, 2014

During the first half of 2014, we sold the remaining zinc product inventory that we had built in 2013 in anticipation of the transition of metal production from Monaca to Mooresboro. We ceased operation of the Monaca smelter at the end of April 2014. The final months of operation experienced higher than normal unit operating costs as productivity suffered while we endeavored to keep four of the six furnaces operating in the final weeks before the facility was permanently shut down. As a result of the declining production of the smelter, we increased the sale of WOX and zinc calcine to third parties, with over 50% of the zinc units from our EAF dust recycling operations sold to third parties in 2014.

Our primary focus during the second half of 2014 was the ramp-up of the Mooresboro facility. The facility produced approximately 12,000 tons of zinc metal during the fourth quarter of 2014 compared to 4,300 tons in the third quarter of 2014. Production for the month of December was approximately 5,400 tons as improvements with equipment reliability and process debottlenecking helped to increase the ramp up rate during the quarter. For extended periods in December, the facility produced nearly 230 tons of zinc per day, which we estimate is the level of production necessary to generate cash flow sufficient to cover feedstock, conversion cost and cash interest expense at the LME zinc price in December 2014. Zinc metal sales during the fourth quarter of 2014 continued to be supplemented with the sale of approximately 23,500 tons of zinc calcine.

Our new zinc facility, currently in the ramp-up phase, has experienced operational difficulties that we believe are typical of a start-up of this size, which have resulted in production interruptions. Numerous improvements have been made to remediate these issues. The primary bottlenecks thus far have been the removal of solids at the front end of the process and the processing of extraneous water through the effluent treatment system. This is conventional technology used extensively in hydrometallurgical and mining applications, thus we anticipate that these issues can be readily addressed. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. However, issues such as those described above have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility.
First Quarter 2015

On April 1, 2015, we announced that the facility had produced approximately 10,000 tons of zinc during the first quarter of 2015. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by extreme cold weather conditions. On February 20, 2015, we began a planned outage to address several of these issues. Production for the first quarter of 2015 was also affected by the outage taken in late February to install a bypass to resolve a problem with a clarifier in the leach feed circuit. After an extended period to completely drain the clarifier, the root cause of the issue was addressed and the clarifier was placed back into service.

In April 2015, the facility produced approximately 2,800 tons of zinc metal. Production was lower than expected primarily due to an extended period of exceptionally heavy rains which filled our containments and holding ponds, requiring us to process the excess water in the plant rather than produce zinc. This event highlighted a limitation in the capacity of our process and storm water utilization capability. As a result, we are engaging a third party water management company to install a portable unit on-site to mitigate the excess water while we evaluate our options to expand the capacity of our own equipment. In addition, in April, we engaged a team of engineers with hydrometallurgical plant experience from Hatch Associates to supplement our operations and engineering team and support the on-going ramp-up.
While the first quarter was challenging, we are confident in our plan to address the known issues that are affecting the pace of the ramp-up. We have added additional resources to accelerate the rate of the ramp-up. We continue to believe that once we are operating at full capacity, we will realize significant benefits as a result of our investment in this transformative project. Timing, however, for completion of the ramp-up cannot be determined with any certainty at this time.
Zinc metal shipments during the first quarter of 2015 continued to be supplemented with the sale of approximately 23,200 tons of zinc calcine.
Oxide shipments at Zochem for the first quarter of 2015 were approximately the same as shipments during the fourth quarter of 2014. Production decreased 7.0% for the first quarter of 2015 as compared to the fourth quarter of 2014 but increased approximately 24% over the first quarter of 2014 as a result of the capacity expansion which was completed during the second quarter of 2014
EAF dust receipts for the first quarter of 2015 declined by approximately 8% compared with the fourth quarter of 2014. The decline over the sequential quarter was primarily due to some slowing of steel production and severe cold weather conditions which affected logistics and equipment reliability. The quantity of EAF dust processed during the first quarter of 2015 was 13% higher than dust receipts for the quarter.
Steel capacity utilization declined from the mid 70% range at December 2014 to the lower 70% range during the first quarter of 2015. We are seeing signs that steel production is starting to recover in the second quarter. We have been intermittently idling one of our kilns to balance capacity with supply. We have also used this lull in steel output to reduce system-wide inventory of recyclable zinc units. Based upon the expected rate of ramp up at Mooresboro, we expect to continue to produce zinc calcine from excess waelz oxide during the second quarter of 2015.
INMETCO's annual maintenance outage took place during the month of January 2015 and affected first quarter 2015 results as compared to fourth quarter 2014 results. Remelt alloy sales tons were down 27% compared to the fourth quarter of 2014. Tolling receipts tons, however, were up 2.7% as compared with the fourth quarter of 2014. In March 2015, we announced plans to spend up to $10 million to expand capacity at INMETCO by 15%.
LME zinc prices were lower by 7% and LME nickel prices were lower by 9% during the first quarter of 2015 as compared to the fourth quarter of 2014.

Factors Affecting Our Operating Results

Production Levels at our Mooresboro Facility. In May 2014, we began production of zinc metal at our new zinc facility in Mooresboro. Once fully operational, the facility will be capable of producing over 155,000 tons of zinc metal per year.  We have, however, experienced a number of operational issues associated with the ramp-up of this facility.   We have worked to address the operational issues we have faced at this facility and continue its ramp-up, but are currently unable to predict with any certainty when we will begin operating at full design capacity.  Lower than anticipated production levels at this new facility have negatively impacted our results of operations and have deferred realization of expected benefits. The new zinc facility produced approximately 12,000 tons of zinc metal during the fourth quarter of 2014 and approximately 10,000 tons of zinc metal during the first quarter of 2015.
Market Price for Zinc and Nickel. We generate the substantial majority of our net sales from the sale of zinc-based products and to a much lesser extent from the sales of nickel-based products, our operating results therefore depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“ purchased feedstock”) that we purchase from third parties. Costs to acquire and recycle EAF dust are not impacted significantly by fluctuations in the market price of zinc on the LME. Our new zinc facility, which began production in May 2014, utilizes zinc recycled from EAF dust for a substantial majority of their raw materials. The cost, however, for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on SHG metal that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues.
Monthly average zinc prices rose throughout 2005 and 2006, and then began a steady decline through 2008, which was particularly sharp in the fourth quarter of 2008. Monthly average zinc prices began to gradually strengthen in 2009 and continued to strengthen throughout 2010 and the first half of 2011. During the second half of 2011, however, the monthly average zinc prices began a steady decline that continued through the end of 2011 but then stabilized during 2012 through 2013. The monthly average zinc price began a steady climb during 2014 but dipped slightly in the fourth quarter of 2014 and through the first quarter of 2015.
Average monthly, daily and yearly LME zinc prices for the years 2005 through 2014 and the three months ended March 31, 2015 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Three Months Ended March 31, 2015
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06	$0.96
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91	$0.92
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10	$0.99
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88	$0.90
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98	$0.94
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
At December 31, 2013, the total quantity covered under forward zinc fixed price swaps for the first quarter of 2014 was 26,600 tons and the total quantity covered under put options with a strike price of $0.85 per pound was approximately 11,600 tons of zinc production through the first quarter of 2014. No forward fixed price options nor put options were in place beyond the first quarter of 2014.
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
During the three months ended March 31, 2015, we added zinc fixed price swaps for the month of February 2015 at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3,300 tons. Additionally, we added zinc fixed price swaps for the months of April and May 2015 at an average price of approximately $0.94 per pound for a total quantity covered of approximately 6,600 tons per month.
We received cash of $0.1 million but paid cash of $1.0 million from the settlement of zinc fixed price swaps during the three months ended March 31, 2015 and 2014, respectively.
In April and early May 2015, we added zinc fixed price swaps for the month of June 2015 at an average price of $1.01 per pound for a total quantity covered of approximately 9,900 tons, fixed price swaps for the third quarter of 2015 at an average price of $1.07 per pound for a total quantity covered of approximately 10,200 tons and fixed price swaps for the fourth quarter of 2015 at an average price of $1.08 for a total quantity covered of approximately 5,000 tons.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2014 and the three months ended March 31, 2015 were as follows:

LME Nickel Prices	2010	2011	2012	2013	2014	Three Months Ended March 31, 2015
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62	$7.01
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06	$5.65
Average	$9.89	$10.36	$7.97	$6.81	$7.65	$6.50
Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first six months of 2014, we shipped the remaining inventory that we had built in 2013. Production was reduced from five to four furnaces for the final months of operation until closure of the zinc smelter in Monaca, Pennsylvania, which occurred in late April 2014. Our new zinc facility in Mooresboro, North Carolina began production in May 2014.
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range. The weekly steel industry capacity decreased to the low 70% range during the first three months of 2015.
The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Three months ended March 31,		Year Ended December 31,		Three months ended March 31,		Year Ended December 31,
	2015	2014	2014	2013	2015	2014	2014	2013
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	30	39	129	169	$2,142	$2,028	$2,125	$1,966
EAF Dust	129	138	580	607	$73	$71	$70	$72
Nickel-based products	5	7	29	28	$1,583	$1,576	$1,677	$1,568

(1)	Includes HZP from November 16, 2012 until production ceased during the first quarter of 2014.
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
Raw material costs at our Zochem facility, which comprised approximately 83% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 17% of our production costs for the three months ended March 31, 2015.
Certain components of our conversion costs do not change proportionally with changes in production volume. Consequently, as volume changes only a portion of our conversion cost per ton changes inversely. Other components of cost of sales include transportation costs, as well as other manufacturing expenses. The main factors that influence our cost of sales as a percentage of net sales are fluctuations in zinc and nickel prices, production and shipment volumes, efficiencies, energy costs and our ability to implement cost control measures aimed at improving productivity.
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, LCM adjustments can occur when our inventory cost exceeds the market value of our finished goods. The Company recorded LCM adjustments of $2.4 million at March 31, 2015 and $1.0 million at March 31, 2014. Higher than normal LCM adjustments occurred in the first quarter of 2015 due to lower production and higher than normal conversion costs. Total LCM adjustments were $3.6 million for the year ended December 31, 2014. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through cost of sales during the same month it is purchased.

Selling, General and Administrative Expenses. Our selling, general and administrative expenses consist of all sales and marketing expenditures, as well as administrative overhead costs, such as salary and benefit costs for sales personnel and administrative staff, expenses related to the use and maintenance of administrative offices, costs associated with acquisitions, other administrative expenses, including expenses relating to logistics and information systems, legal and accounting expense and other selling expenses, including travel costs. Salary and benefit costs historically have comprised the largest single component of our selling, general and administrative expenses. Selling, general and administrative expenses as a percent of net sales historically have been impacted by changes in salary and benefit costs, as well as by changes in selling prices.
Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	production levels at our facilities;

•	the supply of EAF dust for our recycling operations;
•LME price of zinc and nickel;
•changes in cost of energy and fuels;
•changes in cost of additives and process chemicals;
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

Energy is one of our most significant costs. Our processes rely primarily on electricity and natural gas to operate. Our freight operations depend heavily on diesel fuel. Energy prices have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.

Several additives and process chemicals, including but not limited to coke, limestone, sulfuric acid and manganese are used in our operations. Changes in price and availability have a direct impact on our manufacturing costs.
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
Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2014, which was included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014. Certain of these accounting policies are described below.

Revenue Recognition

We recognize revenue from the sale of finished goods when persuasive evidence of a sales agreement exists which includes a fixed or determinable price, when passage of title or risk of loss has occurred (which is generally at the time of shipment) and when collectability is reasonably assured.

We recognize service fee revenue when persuasive evidence of a sales agreement exists which includes a fixed or determinable price, when passage of title or risk of loss has occurred (which is generally recognized at the time of receipt of EAF dust that the Company collects from steel mini-mill operators) and when collectability is reasonably assured.

Sales of zinc and nickel material goods include all zinc and nickel related products sold as a tangible good. Service fee revenue includes EAF service revenues and tolling and environmental services. Other revenues include miscellaneous and all other sales.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, chemical reagents and supplies and spare parts are valued at the lower of cost or market using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced, from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.
Zinc and nickel are traded as commodities on the LME, and accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market, we consider the forward metal prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value and to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average prices. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME prices that we use to make the lower of cost or market adjustments.

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
The three levels are described as follows:
•Level 1 – Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, notes payable due within one year, accounts payable and accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments (see Note D – Cash and Cash Equivalents in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 1 of the fair value hierarchy (see Note H - Long Term Debt in our Consolidated Financial Statements).
•Level 2 – Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note O – Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). The pension assets are considered to be in Level 2 of the fair value hierarchy (see Note K – Employee Benefit Plans in our Consolidated Financial Statements).
•Level 3 – Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the hierarchy (see Note H – Long-Term Debt in our Consolidated Financial Statements). The Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and are subsequently carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. These debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note H – Long-Term Debt in our Consolidated Financial Statements).
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
We record derivative instruments in current assets or current liabilities in the Consolidated Balance Sheets at fair value. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the Consolidated Statements of Operations as they occur. The fair values of derivative instruments are based upon a comparison of third party counterparties valuations, with whom we have entered into substantially identical derivative contracts, to ensure that there is an acceptable level of consistency among them. The valuations utilize forward pricing and an implied volatility of the underlying commodity as well as interest rate forwards and are therefore subject to fluctuation based on the movements of the commodity markets. Cash flows from derivatives are recognized in the Consolidated Statements of Cash Flows in a manner consistent with the underlying transactions.
We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of the contracts. Additionally, we are minimizing potential credit loss at March 31, 2015 by utilizing four different brokers for our derivative contracts (see Note O – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

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

We have no goodwill.

Acquisitions

We recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. Acquisition costs are expensed as incurred. (See Note B - Acquisition of Business in our Audited Consolidated Financial Statements).

Variable Interest Entities
Investments in other entities are accounted for using the consolidation, equity or cost basis method depending upon the level of ownership, ability to exercise significant influence over the operating and financial policies of the investee and whether we are determined to be the primary beneficiary of a variable interest in an entity.
HMP's joint venture, ThirtyOx, was determined to be a variable interest entity as their significant activities are directed by a management agreement and not the equity group. HMP has determined that they are not the primary beneficiary of the variable interest. HMP accounts for its investment in ThirtyOx using the equity method of accounting since they do not own over 50% and they are not able to exercise significant influence over the joint venture. HMP recorded their cash contributions to ThirtyOx as an investment which is increased or decreased by their respective share of ThirtyOx pretax income or loss.
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	103.9%	90.9%
Depreciation and amortization	11.6%	4.4%
Selling, general and administrative expenses	6.6%	5.5%
Loss from operations	(22.1)%	(0.8)%
Interest expense	8.9%	0.5%
Interest and other income	0.3%	2.3%
Loss before income taxes	(30.7)%	1.0%
Income tax benefit	(12.6)%	0.3%
Net loss	(18.1)%	0.7%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Option Settlement Period
	2014	Swaps	Total
Fair value December 31, 2013	$38	$(1,432)	$(1,394)
Sales	(35)	—	(35)
Write-off of expired positions	(3)	1,534	1,531
Mark to market adjustments on open positions	—	1,569	1,569
Fair value March 31, 2014	—	1,671	1,671
Write-off of expired positions	—	(2,033)	(2,033)
Mark to market adjustments on open positions	—	(466)	(466)
Fair value June 30, 2014	—	(828)	(828)
Write-off of expired/sold positions	—	392	392
Mark to market adjustments on open positions	—	699	699
Fair value September 30, 2014	—	263	263
Write-off of expired/sold positions	—	(263)	(263)
Mark to market adjustments on open positions	—	(375)	(375)
Fair value December 31, 2014	—	(375)	(375)
Write-off of expired/sold positions	—	196	196
Mark to market adjustments on open positions	—	(491)	(491)
Fair value March 31, 2015	$—	$(670)	$(670)
A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2013			2014				2015
Average LME zinc price	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
Quarter	$0.83	$0.84	$0.86	$0.92	$0.94	$1.05	$1.01	$0.94
Year-to-date	$0.88	$0.87	$0.87	$0.92	$0.93	$0.97	$0.98	$0.94

Segment Disclosure
We report three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron to the stainless and specialty steel industries.
We have not recorded within our three segments, eliminations related to the exclusion of revenue resulting primarily from EAF dust service fees charged by our Horsehead segment to our INMETCO segment, interest expense recorded on debt which is not allocated to our segments and selling, general and administrative expenses related to our corporate division.

Three Months Ended March 31, 2015 Compared with Three Months Ended March 31, 2014
Consolidated net sales.
Consolidated net sales decreased $8.0 million, or 7.3%, to $102.1 million for the three months ended March 31, 2015, compared to $110.1 million for the three months ended March 31, 2014.

Change in consolidated net sales	(in millions)
Horsehead	$(1.0)
Zochem	(0.6)
INMETCO	(3.1)
Eliminations	0.1
Unrealized non-cash hedge adjustments	(3.4)
Total change in consolidated net sales	$(8.0)
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $6.1 million, or 6.1%, to $106.1 million for the three months ended March 31, 2015, compared to $100.0 million for the three months ended March 31, 2014.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$7.2
Zochem	0.1
INMETCO	(1.2)
Eliminations	—
Total change in consolidated cost of sales (excluding depreciation and amortization)	$6.1
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $6.9 million, or 140.8%, to $11.8 million for the three months ended March 31, 2015, compared to $4.9 million for the three months ended March 31, 2014.

Change in consolidated depreciation and amortization	(in millions)
Depreciation associated with the new zinc facility	7.0
Other	(0.1)
Total change in consolidated depreciation and amortization	$6.9

•	The new zinc facility in Mooresboro, North Carolina began operations in May 2014.
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.8 million, or 13.3%, to $6.8 million for the three months ended March 31, 2015, compared to $6.0 million for the three months ended March 31, 2014. The increase is a result of an overall increase in labor, non cash compensation, legal costs and travel expenses.
Consolidated other income (expense).
Net consolidated other income (expense) was $(8.8) million for the three months ended March 31, 2015, compared to $2.0 million for the three months ended March 31, 2014.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(1.4)
Decrease in capitalized interest related to construction of new zinc facility	(7.2)
Decrease in interest and other income	(2.2)
Total change in consolidated other income (expense)	$(10.8)

•	Increase in actual interest expense as a result of new debt issued on July 29, 2014 of $10 million in Senior Secured Notes and $40 million Unsecured Notes.

•	Decrease in capitalized interest due to the startup of the new zinc facility in May 2014.

•
Decrease in interest and other income primarily as a result of a reduction of $1.0 million in miscellaneous scrap sales and a decrease in income recorded under the Shell contract of $0.5 million during the three months ended March 31, 2015 as compared to the three months ended March 31, 2015.

Consolidated income tax (benefit) expense.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Income tax (benefit) expense (in millions)	$(12.9)	$0.4
Effective tax rate	41.1%	35.1%

•
The effective tax rate for the three months ended March 31, 2015 increased when compared to the three months ended March 31, 2014 due to higher than previously projected pretax losses coupled with foreign subsidiaries pretax income.

Consolidated net (loss) income.
Net loss for the three months ended March 31, 2015 was $(18.5) million compared to net income of $0.7 million for the three months ended March 31, 2014.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $1.0 million, or 1.7%, to $57.4 million for the three months ended March 31, 2015 compared to $58.4 million for the three months ended March 31, 2014.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(14.2)
Price realization increase due to zinc finished products and services	1.5
WOX/zinc calcine sales increase	9.8
Miscellaneous and other sales increase	1.9
Total change in Horsehead net sales	$(1.0)

•
The zinc products volume reduction was primarily due the closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which continued during the first quarter of 2015. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014.

•
The increase in price realization during the three months ended March 31, 2015 primarily related to zinc metal and resulted from a 2.5% higher average LME zinc price for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•
WOX and zinc calcine were sold to third parties during both the three months ended March 31, 2015 and March 31, 2014 and will continue to be sold until the new zinc facility is operating at close to capacity.

•
Net sales during the three months ended March 31, 2015 were decreased by unrealized non-cash adjustments of $0.3 million relating to our hedging activities. Net sales during the three months ended March 31, 2014 were increased by unrealized non-cash adjustments of $3.9 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Zinc finished product shipments	14,287	20,878
WOX/calcine shipments	23,183	8,926
Total zinc product shipments on a zinc contained basis	29,063	26,669
Average sales price realization on a zinc contained basis	$0.79	$0.92

•	The increase in the average sales price realization reflects the 2.5% higher average LME zinc price during the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Net sales of zinc metal decreased $9.8 million, or 25.2%, to $29.1 million for the three months ended March 31, 2015, compared to $38.9 million for the three months ended March 31, 2014.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(11.1)
Increase in price realization	1.3
Total change in Horsehead zinc metal net sales	$(9.8)

•
The decrease in volume relates to a reduction in shipments due to the closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which continued during the first quarter of 2015.

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 2.5% in the average LME zinc price.
Net sales of zinc-based powders decreased $2.4 million to $0.6 million for the three months ended March 31, 2015 compared to $3.0 million for the three months ended March 31, 2014. The decrease was primarily due to the idling of production at our HZP facility due to a lack of raw material supply during the first quarter of 2014.

Revenues from EAF dust recycling decreased $0.6 million, or 5.9%, to $9.6 million for the three months ended March 31, 2015, compared to $10.2 million for the three months ended March 31, 2014.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(0.7)
Increase in price realization	0.1
Total change in Horsehead EAF Dust recycling net sales	$(0.6)

•	EAF dust receipts for the three months ended March 31, 2015 were 130,510 tons compared to 140,108 tons for the three months ended March 31, 2014.

•	The decrease in volume was the result of a reduction in EAF dust receipts due to lower steel production output from our customers during the first quarter of 2015.
Cost of sales (excluding depreciation and amortization).

Cost of sales increased $7.2 million, or 12.1%, to $66.9 million for the three months ended March 31, 2015, compared to $59.7 million for the three months ended March 31, 2014.

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cost of sales as a % of net sales, excluding non-cash losses related to hedging	116.6%	102.2%
Unrealized non-cash losses (gains) related to hedging	$0.3	$(3.9)

The cost of zinc material and other products sold for the three months ended March 31, 2015, increased $7.6 million, or 14.6%, to $59.5 million, compared to $51.9 million for the three months ended March 31, 2014.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(14.1)
Increase in cost of zinc finished products shipped	14.2
Increase in recycling and other costs	0.1
Cost of sales relating to WOX and zinc calcine products produced	7.4
Total change in Horsehead cost of zinc metal and other products sold	$7.6

•	Volume decrease due to the ramp-up of the new zinc facility which continued through the first quarter of 2015.

•
The cost of zinc material includes $2.4 million of LCM inventory adjustments at March 31, 2015 and LCM adjustments of $1.0 million at March 31, 2014. The 2015 LCM adjustments were the result of higher than normal production costs at the new zinc facility which operated at inefficient levels during its continued ramp-up. The 2014 LCM adjustments were the result of higher than normal production costs which occurred during the final months of shutdown at our Monaca facility. The Monaca facility was permanently closed in April 2014.

Conversion costs for the Mooresboro facility were $22.4 million for the three months ended March 31, 2015 and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which was permanently closed at the end of April 2014, were $23.8 million for the three months ended March 31, 2014.

Conversion costs for the recycling facilities that process EAF dust increased approximately $1.9 million to $23.7 million for the three months ended March 31, 2015 from $21.8 million for the three months ended March 31, 2014.

Change in Horsehead recycling conversion costs	(in millions)
Labor	$0.4
Coke	0.8
Maintenance related costs	0.9
Services	0.4
Natural gas	(0.8)
Other	0.2
Total change in Horsehead conversion costs	$1.9

•	Production increased 11.6% for the first quarter of 2015 as compared to the first quarter of 2014.

•	Conversion cost per ton decreased 2.7% for the first quarter of 2015 compared to the first quarter of 2014.

The cost of EAF dust services decreased $0.6 million, or 7.6% to $7.3 million for the three months ended March 31, 2015, compared to $7.9 million for the three months ended March 31, 2014. The decrease was due to a reduction in customers volume. EAF dust tons processed increased 11.9% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Loss before taxes	$(26.0)	$(4.0)
Unrealized non-cash losses (gains) related to hedging	0.3	(3.9)
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(25.7)	$(7.9)

Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $0.6 million, or 1.7%, to $35.2 million for the three months ended March 31, 2015, compared to $35.8 million for the three months ended March 31, 2014.

Change in Zochem net sales	(in millions)
Lower shipment volume	$(3.3)
Increase in price realization	2.7
Total change in Zochem net sales	$(0.6)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

•
Price realization per pound increased 8.3% partially as a result of an increase in the average LME zinc price of 2.5% for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

•	Non-cash adjustments related to hedging activities were not material for both the three months ended March 31, 2015 and the three months ended March 31, 2014.
Cost of sales (excluding depreciation and amortization).
Cost of sales increased $0.1 million, or 0.3%, to $31.6 million for the three months ended March 31, 2015, compared to $31.5 million for the three months ended March 31, 2014.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Increase in cost of products shipped	$3.0
Decrease due to lower shipment volume	(2.9)
Total change in Zochem cost of sales (excluding depreciation and amortization)	$0.1

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

Income before income taxes.
For the reasons stated above, income before income taxes was $2.1 million for the three months ended March 31, 2015, compared to $3.5 million for the three months ended March 31, 2014.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $3.1 million, or 23.5%, to $10.1 million for the three months ended March 31, 2015, compared to $13.2 million for the three months ended March 31, 2014.

Change in INMETCO net sales	(in millions)
Decrease in shipment volume	(2.9)
Decrease in other and miscellaneous sales	(0.2)
Total change in INMETCO net sales	$(3.1)

•	Decrease in shipment volume as a result of the planned annual maintenance shutdown that occurred in January 2015.

•
Hedging activities related to nickel resulted in no non-cash adjustments for the three months ended March 31, 2015 compared with an unfavorable non-cash adjustment of $0.8 million for the three months ended March 31, 2014.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $1.2 million, or 13.2%, to $7.9 million for the three months ended March 31, 2015 compared to $9.1 million for the three months ended March 31, 2014.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Lower shipment volume	$(2.3)
Higher cost of product shipped	1.1
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(1.2)

•	Lower shipment volume and higher cost of product shipped resulted from the planned annual maintenance shutdown that occurred in January 2015.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Income before taxes	$0.8	$1.7
Unrealized non-cash losses related to hedging	—	0.8
Income before taxes excluding unrealized non-cash adjustments related to hedging	0.8	2.5
Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales remained relatively the same at $0.3 million for the three months ended March 31, 2015 compared to $0.4 million for the three months ended March 31, 2014. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.
Loss before income taxes increased $8.2 million to $8.3 million for the three months ended March 31, 2015 compared to $0.1 million for the three months ended March 31, 2014. The increase in loss before income taxes was primarily attributable to an increase in actual interest expense of $1.2 million due to an increase in debt recorded in our corporate division and a decrease in capitalized interest of $7.2 million due to the completion of the new zinc facility in May 2014.
Liquidity and Capital Resources

Liquidity

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Secured Notes offering, we amended our ABL Facility to permit the offering of the Secured Notes and the incurrence of liens on the collateral that secures the Secured Notes and the ABL Facility. On June 30, 2014, we entered into the Fourth Amendment, which increased our advance rates on borrowings under the agreement. On September 22, 2014, we entered into the Fifth Amendment, which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. We had $23.7 million in outstanding borrowings on the ABL Facility as of March 31, 2015. We had no availability remaining on this facility at March 31, 2015.
On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of March 31, 2015, we had $19.5 million in outstanding borrowings on this facility and $1.8 million in availability remaining on this agreement.
On December 21, 2012, Zochem entered into a $15.0 million CAD Zochem Facility. We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its recently completed production capacity expansion. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million 2014 Zochem Facility. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility. We had $19.5 million in outstanding borrowings on this facility as of March 31, 2015. We had no availability remaining at March 31, 2015 on this facility.

On June 3, 2013, we completed the private placement of an additional $20.0 million in aggregate principal amount of 2013 Additional Notes at an issue price of 106.5% of the principal amount. The 2013 Additional Notes were issued at an effective interest rate of 8.6%. We received net proceeds from the offering of $21.0 million.
On June 24, 2013, INMETCO entered into the INMETCO Facility. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into this facility to support working capital requirements and for general corporate purposes. On March 31, 2014, we entered into the First Amendment to the Credit Agreement, which amended certain provisions of the Credit Agreement, including the increase of the maximum advances allowed to $20.0 million. We had $20.0 million in outstanding borrowings on this facility as of March 31, 2015 and no remaining availability.
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

On July 29, 2014, we completed a private placement of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par. The Unsecured Notes mature on June 1, 2017 and are a new issue of notes that pay interest semiannually at a rate of 9.00% per annum, beginning on December 1, 2014.

On July 29, 2014, we also completed the private placement of an additional $10.0 million aggregate principal amount of 2014 Additional Notes, at an issue price of 113.00% of par. The 2014 Additional Notes were issued as additional notes under the indenture dated July 26, 2012, pay interest semiannually at a rate of 10.50% per annum and were issued at an effective interest rate of 5.5%.

Total net proceeds from both July 29, 2014 offerings were $49.6 million.

At March 31, 2015, there was an aggregate of $205.0 million of Secured Notes outstanding.
On January 28, 2015, we completed an underwritten public offering of 5.8 million shares of common stock, including 0.8 million shares sold pursuant to the underwriters' exercise of their option to purchase additional shares, at a price to the public of $12.75 per share. We received approximately $69.7 million in net proceeds from the offering, after deducting underwriting discounts and commissions and offering expenses.

Outlook

Our new zinc facility currently in the ramp-up phase has experienced operational difficulties that we believe are typical of a start-up of this size which have resulted in production interruptions. Numerous improvements have been made to remediate these issues. The primary bottleneck thus far has been the removal of solids at the front end of the process and the processing of extraneous water through the effluent treatment system. This is conventional technology used extensively in hydrometallurgical and mining applications, thus we anticipate that these issues can be readily addressed. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. However, issues such as those described above have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility.

On April 1, 2015, we announced that the facility had produced approximately 10,000 tons of zinc during the first quarter of 2015. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by extreme cold weather conditions. On February 20, 2015, we began a planned outage to address several of these issues. Production for the first quarter of 2015 was also affected by the outage taken in late February to install a bypass to resolve a problem with a clarifier in the leach feed circuit. After an extended period to completely drain the clarifier, the root cause of the issue was addressed and the clarifier was placed back into service.

In April 2015, the facility produced approximately 2,800 tons of zinc metal. Production was lower than expected primarily due to an extended period of exceptionally heavy rains which filled our containments and holding ponds, requiring us to process the excess water in the plant rather than produce zinc. This event highlighted a limitation in the capacity of our process and storm water utilization capability. As a result, we are engaging a third party water management company to install a portable unit on-site to mitigate the excess water while we evaluate our options to expand the capacity of our own equipment. In addition, in April, we engaged a team of engineers with hydrometallurgical plant experience from Hatch Associates to supplement our operations and engineering team and support the on-going ramp-up.

While the first quarter was challenging, we are confident in our plan to address the known issues that are affecting the pace of the ramp-up. We have added resources to accelerate the rate of the ramp-up and continue to believe that once we are operating at full capacity, we will realize significant benefits from our investment in this transformative project. Timing, however, for completion of the ramp-up cannot be determined with any certainty at this time. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year without significant additional investment.

During 2014 and the first three months of 2015, we experienced a decline in our liquidity due to a reduction in the borrowing base of our $60.0 million ABL facility during the period between the end of production at the Monaca facility and the end of the first quarter of 2015 as we worked on ramping-up production at our new Mooresboro facility. The borrowing base is expected to increase when Mooresboro production and shipments increase.
We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of (i) our cash balance of approximately $85.0 million at March 31, 2015, which includes the remaining net proceeds of $69.7 million from the stock offering on January 28, 2015 (ii) our availability as of March 31, 2015 of $1.8 million under our credit agreement, (iii) our cost reduction initiatives and (iv) our expected cash generated from operations will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to our capital needs based on the ramp-up to full production of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, by factors relating to the ramp up of our new zinc facility and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Cash and Cash Equivalents
Our balance of cash and cash equivalents at March 31, 2015 was $85.0 million, an increase of $54.3 million from the December 31, 2014 balance of $30.7 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations used a net $18.6 million of cash for the three months ended March 31, 2015. The cash flows used represent the operating loss for the quarter. Additionally, an increase in inventory and a decrease in accounts payable used $0.3 million and $6.3 million, respectively, of cash during the first quarter of 2015.
Our investment in working capital was $102.8 million at March 31, 2015 and $48.5 million at December 31, 2014. The increase in working capital was primarily due to an increase in cash during the three months ended March 31, 2015, related to the stock offering on January 28, 2015.
Cash Flows from Investing Activities
Capital expenditures were $5.0 million for the three months ended March 31, 2015, of which $3.7 million related to final construction of the new zinc facility.
Cash Flows from Financing Activities
Cash provided by financing activities for the three months ended March 31, 2015 totaled $77.9 million. We received net proceeds of $69.7 million from the issuance of stock on January 28, 2015. Borrowings of $0.2 million on the Credit Agreement were offset by payments on the Credit Agreement of $0.7 million. We borrowed $34.3 million on our credit facilities and repaid $25.3 million.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of March 31, 2015, we had letters of credit outstanding in the amount of $7.9 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
In the ordinary course of our business, we are exposed to potential losses arising from changes in interest rates and the prices of zinc, nickel, lead and natural gas. We have historically used derivative instruments, such as swaps, put options and forward purchase contracts to manage the effect of these changes. When we use forward contract hedging instruments to reduce our exposure to rising energy prices, we are limited in our ability to take advantage of future reductions in energy prices, because we are required to exercise the hedging instrument at the settlement date regardless of the market price at the time. We have also used put options in the past to reduce our exposure to future declines in zinc prices.
Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and to cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, at March 31, 2015, we currently utilize four different brokers for our hedging program.

Interest Rate Risk
We are subject to interest rate risk in connection with our $60.0 million ABL Facility entered into on September 28, 2011(as amended), our $25.8 million Credit Agreement entered into on November 14, 2012 (as amended), our $20.0 million 2014 Zochem Facility entered into on April 29, 2014 and our $20.0 million INMETCO Facility entered into on June 24, 2013 (as amended), all of which bear interest at variable rates. Assuming that the three credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

Commodity Price Risk
Our business consists principally of the sale of zinc and nickel-based products. As a result, our results of operations are subject to risk of fluctuations in the market prices of zinc and nickel. While our finished products are generally priced based on a spread to the price of zinc or nickel on the LME, our revenues are impacted significantly by changes in the market price of these metals. Changes in zinc prices will also impact our ability to generate revenue from our EAF recycling operations as well as our ability to procure raw materials. Additionally, energy is one of our most significant costs. Our processes rely primarily on electricity and natural gas to operate. Our freight operations depend heavily on diesel fuel. Energy prices have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.

Several additives and process chemicals, including but not limited to coke, limestone, sulfuric acid and manganese are used in our operations. Changes in price and availability have a direct impact on our manufacturing costs.
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
The 2014 put options settled monthly on an average LME pricing basis. The average LME monthly zinc prices for first three months of 2014 were higher than the strike price for the contracts and we received no settlement payment during 2014. During the three months ended March 31, 2015, we did not have any put options in place.
During the three months ended March 31, 2015, we added zinc fixed price swaps for the month of February 2015 at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3,300 tons. Additionally, we added zinc fixed price swaps for the months of April and May 2015 at an average price of approximately $0.94 per pound for a total quantity covered of approximately 6,600 tons per month.
We received cash of $0.1 million from the settlement of zinc fixed price swaps during the three months ended March 31, 2015 and paid cash of $1.0 million during the three months ended March 31, 2014.
In April and early May 2015, we added zinc fixed price swaps for the month of June 2015 at an average price of $1.01 per pound for a total quantity covered of approximately 9,900 tons, fixed price swaps for the third quarter of 2015 at an average price of $1.07 per pound for a total quantity covered of approximately 10,200 tons and fixed price swaps for the fourth quarter of 2015 at an average price of $1.08 for a total quantity covered of approximately 5,000 tons.
The swaps and fixed rate swaps are included in “Prepaid expenses and other current assets” and "Accrued expenses" in our consolidated financial statements.
At December 31, 2014, we were party to raw material supply agreements through 2015. The agreements require us to purchase approximately 50,000 tons of SHG metal for 2015 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2014 average LME zinc price, this purchase commitment was estimated to be approximately $107 million for 2015.
Each year, we enter into contracts for the forward purchase of natural gas to cover the majority of natural gas requirements in order to reduce our exposure to the volatility of natural gas prices.

Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the three months ended March 31, 2015.
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

During the quarter ending March 31, 2015, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
For further information refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which was filed with the SEC on March 2, 2015.

Item 1A. Risk Factors.
There have been no material changes in our Risk Factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 2, 2015.
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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on May 8, 2015.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	May 8, 2015
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	May 8, 2015
Robert D. Scherich