Form 10-Q
period 2015-06-30
Horsehead Holding Corp
filed 2015-08-07
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of August 5, 2015 was 56,662,777.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
June 30, 2015 (Unaudited) and December 31, 2014
(Amounts in thousands, except per share amounts)

	June 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$51,045	$30,714
Accounts receivable, net of allowance of $435 and $371, respectively	64,017	60,242
Inventories, net	58,404	55,008
Prepaid expenses and other current assets	12,572	3,755
Deferred income taxes	5,312	5,251
Total current assets	191,350	154,970
Property, plant and equipment, net	787,619	799,093
Other assets
Intangible assets, net	9,789	10,192
Deferred income taxes	5,845	—
Deferred finance costs and other	7,513	9,262
Total other assets	23,147	19,454
Total assets	$1,002,116	$973,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$3,067	$3,044
Accounts payable	60,660	67,734
Accrued expenses	25,911	35,645
Total current liabilities	89,638	106,423
Long-term debt, less current maturities	410,912	406,016
Other long-term liabilities	17,373	18,291
Deferred income taxes	—	8,602
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 56,663 and 50,719 shares issued and outstanding in 2015 and 2014, respectively	567	507
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	385,992	313,815
Retained earnings	93,264	115,377
Accumulated other comprehensive income	531	534
Total stockholders’ equity before noncontrolling interest	480,354	430,233
Noncontrolling interest	3,839	3,952
Total stockholders’ equity	484,193	434,185
Total liabilities and stockholders’ equity	$1,002,116	$973,517
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and six months ended June 30, 2015 and 2014
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales of zinc material and other goods	$99,239	$102,508	$181,907	$190,320
Net sales of nickel-based material and other services	14,422	13,772	24,531	26,169
EAF dust service fees	9,137	9,985	18,504	19,840
Net sales	122,798	126,265	224,942	236,329
Cost of sales of zinc material and other goods	92,014	99,645	183,194	182,848
Cost of sales of nickel-based material and other services	8,621	8,270	16,242	17,041
Cost of EAF dust services	7,525	8,101	14,847	15,981
Restructuring expenses	—	59	—	205
Cost of sales (excluding depreciation and amortization)	108,160	116,075	214,283	216,075
Depreciation and amortization	15,149	8,115	26,990	12,968
Selling, general and administrative expenses	6,796	6,087	13,574	12,125
Total costs and expenses	130,105	130,277	254,847	241,168
Loss from operations	(7,307)	(4,012)	(29,905)	(4,839)
Other income (expense)
Interest expense	(9,114)	(2,996)	(18,228)	(3,534)
Interest and other income	12,255	279	12,585	2,767
Total other income (expense)	3,141	(2,717)	(5,643)	(767)
Loss before income taxes	(4,166)	(6,729)	(35,548)	(5,606)
Income tax benefit	(547)	(1,609)	(13,435)	(1,215)
NET LOSS	$(3,619)	$(5,120)	$(22,113)	$(4,391)
Loss per common share:
Basic	$(0.06)	$(0.10)	$(0.40)	$(0.09)
Diluted	$(0.06)	$(0.10)	$(0.40)	$(0.09)
Weighted average shares outstanding:
Basic	56,661	50,711	55,756	50,646
Diluted	56,661	50,711	55,756	50,646
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
For the three and six months ended June 30, 2015 and 2014
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(3,619)	$(5,120)	$(22,113)	$(4,391)
Other comprehensive loss, net of tax:
Net pension liability adjustment	(1)	(5)	(3)	(9)
Comprehensive loss	$(3,620)	$(5,125)	$(22,116)	$(4,400)
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the six months ended June 30, 2015
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2014	50,719	$507	$313,815	$115,377	$534	$3,952	$434,185
Restricted stock vesting	191	2	(2)	—	—	—	—
Stock compensation expense	—	—	2,747	—	—	—	2,747
Stock option exercise	3	—	33	—	—	—	33
Net tax benefit of equity award vesting	—	—	276	—	—	—	276
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net proceeds from equity offering	5,750	58	69,564	—	—	—	69,622
Restricted stock withheld for taxes	—	—	(441)	—	—	—	(441)
Comprehensive loss, net of tax	—	—	—	(22,113)	(3)	—	(22,116)
Balance at June 30, 2015	56,663	$567	$385,992	$93,264	$531	$3,839	$484,193
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the six months ended June 30, 2015 and 2014
(Unaudited)
(Amounts in thousands)

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(22,113)	$(4,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,990	12,968
Deferred income tax benefit	(14,508)	(552)
Accretion on debt	1,889	1,930
Accretion on ESOI liabilities	207	214
Amortization of deferred finance costs	1,570	1,237
(Gains) losses on writedown or disposal of assets	(11,873)	665
(Gains) on derivative financial instruments	(9,766)	(601)
Lower of cost or market adjustment to inventories	3,627	1,145
Non-cash compensation expense	2,747	2,410
Capitalization of interest	(1,495)	(13,552)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(3,775)	(1,568)
(Increase) decrease in inventories, net	(7,023)	28,338
Decrease (increase) in prepaid expenses and other current assets	1,045	(2,366)
Decrease (increase) in deferred finance costs and other	179	(48)
(Decrease) in accounts payable	(7,074)	(28,976)
(Decrease) increase in accrued expenses	(5,468)	213
(Decrease) increase in other long-term liabilities	(1,125)	391
Net cash used in operating activities	(45,966)	(2,543)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(15,100)	(82,918)
Proceeds related to the sale of land	9,000	—
Net cash used in investing activities	(6,100)	(82,918)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	69,622	—
Distributions to noncontrolling interest equity holders	(113)	(113)
Borrowings on the Credit Facilities	42,300	23,774
Repayments on the Credit Facilities	(38,130)	(21,650)
Debt issuance costs	(10)	(162)
Borrowings on the Credit Agreement	381	802
Repayments on the Credit Agreement	(1,521)	(1,434)
Proceeds from the exercise of stock options	33	910
Tax effect of share based compensation award exercise and vesting	276	784
Restricted stock withheld for taxes	(441)	(683)
Net cash provided by financing activities	72,397	2,228
Net increase (decrease) in cash and cash equivalents	20,331	(83,233)
Cash and cash equivalents at beginning of period	30,714	136,327
Cash and cash equivalents at end of period	$51,045	$53,094

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2015 and for the three and six months ended June 30, 2015 and 2014 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant items requiring the use of management estimates and assumptions relate to inventory reserves, bad debt reserves, environmental and asset retirement obligations, workers’ compensation liabilities, reserves for contingencies and litigation and fair value of financial instruments and business acquisitions. Management bases its estimates on the Company’s historical experience and its expectations of the future and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Adopted

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU 2014-08"). Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. ASU 2014-08 became effective for public companies for annual periods beginning on or after December 15, 2014 and interim periods within those years. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. The adoption of this guidance had no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event the Company initiates a disposal of a component.

Issued

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Topic 835) ("ASU 2015-03") which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

In February 2015, The FASB issued ASU No. 2015-02, Consolidation (Topic 810) ("ASU 2015-02") which updates the considerations on whether an entity should consolidate certain legal entities. The update changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. We do not expect the adoption of ASU 2015-02 to have a material impact on our consolidated financial statements.

In January 2015, The FASB issued ASU No. 2015-01, Income Statement - Extraordinary and Unusual Items (Topic 835) ("ASU 2015-01"), which eliminates the concept of extraordinary items. The update simplifies income statement presentation by altogether removing the concept of extraordinary items from consideration. ASU 2015-01 will become effective for all entities during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect the adoption of ASU 2015-01 to have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 was to be effective for public entities for annual and interim periods beginning after December 15, 2016; however, on July 9, 2015, the FASB decided to delay the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

There have been no other recently issued accounting updates that had or will have a material impact on the Company’s Interim Financial Statements.
NOTE B—ACQUISITION OF BUSINESS
On November 16, 2012, the Company purchased the single membership interest in Mitsui Zinc Powder LLC (“MZP”), a manufacturer of zinc powders for the alkaline battery business, co-located on the Company’s former Monaca facility site, from Oak-Mitsui, Inc. MZP was renamed Horsehead Zinc Powders, LLC. ("HZP"). The Company was MZP's long-term supplier of Special Special High Grade zinc metal used in its production process. The estimated purchase price was $1,101, which was comprised of $500 in cash at closing, a working capital adjustment and $1,270 in contingent consideration. The contingent consideration consisted of a per ton fee based on tons shipped for a period of time up to a maximum of $1,500. The acquisition resulted in a gain on bargain purchase.
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
On November 7, 2014, the Company announced that Shell Chemical LP ("Shell") had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation ("Horsehead") to purchase the site of Horsehead’s facility located in Monaca, Pennsylvania, which also included the HZP facility site. The HZP production facility was subsequently demolished under the agreement with Shell. Sale of the site where the Monaca, Pennsylvania facility and HZP facility were located occurred in June 2015.

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

Costs and the related liabilities due to involuntary termination costs associated with one-time benefit arrangements provided as part of an exit or disposal activities were recognized by the Company when the formal plan for reorganization was approved at the appropriate level of management and communicated to the affected employees. The Company recorded a charge of $7,691 during the fourth quarter of 2013 and an additional charge of $288 during 2014 for severance and other employee-related costs associated with the closing of the Monaca, Pennsylvania facility.

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)
Accrual at December 31, 2013	7,682
Adjustments to previously recorded restructuring charges	288
Cash payments	(7,509)
Accrual at December 31, 2014	461
Cash payments	(252)
Accrual at March 31, 2015	209
Cash payments	$(168)
Remaining accrual at June 30, 2015	$41

The remaining accrual of $41 related to the severance and other employee-related costs is expected to be paid by September 30, 2015.

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability is incurred. The Company incurred approximately $2.6 million during 2014 related to costs associated with exit and disposal activities and incurred an additional $0.6 million during the first six months of 2015. These costs are included in Cost of sales (excluding depreciation and amortization) in the Consolidated Statement of Operations. The Company does not expect to incur any additional costs during the remainder of 2015.
NOTE D—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Cash in bank	$50,828	$30,497
Money market demand account	217	217
	$51,045	$30,714
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both June 30, 2015 and December 31, 2014. The Company carries deposits in excess of federally insured amounts. At June 30, 2015, the Company had $16,162 in cash held at foreign institutions. The Company does not believe that it is exposed to significant concentration of credit risk.
The money market demand account carried an interest rate of 0.15% at both June 30, 2015 and December 31, 2014. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE E—INVENTORIES
Inventories consisted of the following at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Raw materials	$16,447	$17,493
Work-in-process	3,266	2,847
Finished goods	25,439	21,885
Supplies and spare parts	13,252	12,783
	$58,404	$55,008
Inventories were net of reserves for slow moving inventory of $5,562 at both June 30, 2015 and December 31, 2014.
The Company recorded $1,267 and $189 in lower of cost or market ("LCM") adjustments to its finished goods inventories at June 30, 2015 and 2014, respectively, and recorded total LCM adjustments during the six months ended June 30, 2015 and 2014 of $3,627 and $1,145, respectively. The Company recorded total LCM adjustments to its finished goods inventories of $3,561 during 2014. These LCM adjustments were included in "Cost of sales (excluding depreciation and amortization)" in the Consolidated Statement of Operations. The 2015 and 2014 LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price, increased production costs in 2014 at the Monaca facility as the plant operated at inefficient levels during the final weeks of operation until it was permanently closed in April 2014 and the incurrence of higher than normal production costs in 2015 related to the new zinc facility in Mooresboro, North Carolina ("new zinc facility") which operated at inefficient levels during its continued ramp up.
NOTE F—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at June 30, 2015 and December 31, 2014.

	June 30, 2015	December 31, 2014
Land and land improvements	$49,627	$50,117
Buildings and building improvements	98,417	96,904
Machinery and equipment	740,100	736,815
Construction in progress	42,183	33,556
	930,327	917,392
Less accumulated depreciation	(142,708)	(118,299)
	$787,619	$799,093
The Company capitalized $747 and $1,495 of interest expense during the three and six months ended June 30, 2015, respectively, and capitalized $5,610 and $13,552 of interest expense during the three and six months ended June 30, 2014, respectively. The interest expense capitalized related to the construction of the new zinc facility in Mooresboro, North Carolina, which began operations in May 2014. Interest expensed capitalized subsequent to May 2014 relates to the lead/silver recovery unit at the new zinc facility which has not yet begun operations. Through June 30, 2015, the Company has capitalized a total of $56,889 of interest expense related to the new zinc facility.

During 2011, the Company recorded an initial impairment charge of $9,797 related to its Monaca, Pennsylvania facility, to adjust the net book value of the assets for the partial closure and/or disposition of the facility in connection with the expected future start-up of the new zinc plant in Mooresboro, North Carolina.

During 2012, the Company recorded total impairment charges of $25,305 based on the entry and subsequent extension of an option agreement with Shell to purchase the Monaca, Pennsylvania site, its intent to close the zinc oxide refinery production facility at that site when the smelting operation was closed, the continuation of the construction of the new zinc facility and the determination that the power plant, which had been idled since September 2011, would not be restarted.

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

On November 7, 2014, the Company announced that Shell had exercised its option to purchase the Monaca, Pennsylvania site, under the Amended and Restated Option and Purchase Agreement. The only remaining asset of the Monaca facility was land which had a net book value of approximately $1.2 million. Sale of the site was completed in June 2015 and the Company recognized a gain of approximately $12.2 million, which was recorded in Interest and other income in the Consolidated Statement of Operations.
NOTE G— DEFERRED FINANCE COSTS AND OTHER
Deferred finance costs and other at June 30, 2015 and December 31, 2014 consisted of the following:

	June 30, 2015	December 31, 2014
Deferred finance costs	$6,481	$8,042
Other	1,032	1,220
	$7,513	$9,262
See Note H – Long Term Debt for additional information regarding deferred finance costs.
NOTE H—LONG –TERM DEBT
Long-term debt consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	91,384	89,448
10.50% Senior Secured Notes due June 2017, net of debt premium	205,122	205,169
9.00% Senior Unsecured Notes due July 2017	40,000	40,000
ABL Facility, interest payable at variable rates	20,800	14,830
Zochem Credit Facility, interest payable at variable rates	17,600	19,400
INMETCO Credit Facility, interest payable at variable rates	20,000	20,000
Credit Agreement, interest payable at variable rates	18,818	19,958
	413,979	409,060
Less portion currently payable	3,067	3,044
	$410,912	$406,016

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 and $230 related to the amortization of debt issuance costs during both the three and six months ended June 30, 2015 and 2014, respectively. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three and six months ended June 30, 2015, the Company recognized $1,928 and $3,836, respectively, in interest expense related to the Convertible Notes. During the three and six months ended June 30, 2014, the Company recognized $1,848 and $3,678, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $91,384 with an unamortized discount of $8,616 at June 30, 2015. The carrying amount of the Convertible Notes was $89,448 with an unamortized discount of $10,552 at December 31, 2014. The carrying amount of the equity component was $4,879 and $6,052 at June 30, 2015 and December 31, 2014, respectively. The accumulated accretion related to the equity component was $8,142 and $6,969 at June 30, 2015 and December 31, 2014, respectively. The fair value of the Convertible Notes was estimated to be approximately $102,000 and $122,000 at June 30, 2015 and December 31, 2014, respectively, per quotes obtained from active markets.
ABL Facility
On September 28, 2011, the Company’s subsidiary Horsehead entered into an ABL Facility (the "ABL Facility"), as borrower, with PNC Bank, as agent and lender, to support liquidity needs for the Company’s new zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.
During the second quarter of 2015, the Company gave notice to PNC Bank of its intent to terminate the ABL Facility on or about June 30, 2015. Accordingly, the ABL Facility was terminated on July 6, 2015 when Horsehead, HMP and The International

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Metals Reclamation Company, LLC (“INMETCO”) entered into a new $80,000 secured revolving credit facility with Macquarie Bank Limited, as administrative agent and sole arranger ("2015 Credit Facility"). The new revolving credit facility matures on May 15, 2017. The new revolving credit facility replaces the $20,000 INMETCO Facility (as defined below) and the $60,000 ABL Facility. The new revolving credit facility accommodates a broader borrowing base than the two previous credit facilities and adds approximately $30,000 of additional liquidity. See Footnote U - Subsequent Event for further information.
The ABL Facility provided for a five-year senior secured revolving credit facility in an aggregate principal amount of up to $60,000. The aggregate amount of loans permitted to be made under the revolving credit facility could not exceed a borrowing base consisting of the lesser of: (a) $60,000, minus the aggregate undrawn amount of outstanding letters of credit, or (b) the sum of certain portions of eligible accounts receivable and eligible inventory of Horsehead, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $30,000 was available to Horsehead for the issuance of letters of credit, which reduced availability under the ABL Facility.
On July 26, 2012, the Company amended its ABL Facility to permit the offering of the Senior Secured Notes (as defined below) and the incurrence of liens on the collateral that secures the Senior Secured Notes and the ABL Facility. Pursuant to the ABL Facility, Horsehead’s existing and future domestic subsidiaries, other than certain excluded subsidiaries, were required to guarantee Horsehead’s obligations under the facility, jointly and severally, on a senior secured basis. On October 24, 2012, The Company amended its ABL Facility to add Horsehead Metal Products, LLC ("HMP") as an additional guarantor and to transfer certain assets from Horsehead to HMP. On December 24, 2013, the Company entered into an amendment to add HZP as an additional borrower and convert HMP from a guarantor to a borrower.
On June 30, 2014, the Company amended certain provisions of the ABL Facility including increasing the advance rates on receivables and inventory through April 1, 2015 to provide up to a maximum additional available amount of $10,000. In addition, the interest spread on revolving advances, letters of credit and unused line fees were increased during the Availability Period. On September 22, 2014, Horsehead entered into an additional amendment, which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. The total aggregate principal amount allowed under the ABL facility, however, remained at $60,000.
At June 30, 2015, the Company had $7,562 in letters of credit outstanding under the ABL Facility. Horsehead’s obligations under the ABL Facility were secured by a first priority lien (subject to certain permitted liens and exclusions) on substantially all of the tangible and intangible personal property assets of Horsehead. At June 30, 2015, there were $20,800 in outstanding borrowings and no availability remaining under the ABL facility. The carrying amount of the debt approximated fair value at June 30, 2015.
Borrowings by Horsehead under the ABL Facility bore interest at a rate per annum which, at the option of Horsehead, could be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 0.25% to 1.00%) based on average undrawn availability, or (b) a eurodollar rate equal to the “eurodollar rate,” as determined under the ABL Facility, plus an applicable margin (ranging from 1.75% to 2.50%) based on average undrawn availability. Horsehead would pay a letter of credit fee to the lenders under the ABL Facility (ranging from 1.75% to 2.50%) based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.
The ABL Facility contained customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Horsehead or Horsehead Holding Corp. or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the ABL Facility would become immediately due and payable.

Horsehead paid an unused line fee to the lenders under the ABL Facility (ranging from 0.25% to 0.375% per annum) based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeded the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.
The ABL Facility contained a minimum fixed charge coverage ratio of 1.15:1.00 in the event that undrawn availability was less than or equal to $10,000 on any business day or was less than or equal to $12,500 for any consecutive five business days. The ABL Facility also contained customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company incurred total issuance costs of $600 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were amortized to interest expense over the term of the ABL Facility. Interest expense of $40 and $23 related to the amortization of deferred finance costs was recorded during the three months ended June 30, 2015 and 2014, respectively and $76 and $45 during the six months ended June 30, 2015 and 2014, respectively.
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

On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20,000 in aggregate principal amount of the Company's Secured Notes (the “2013 Additional Notes”) at an issue price of 106.5% of the principal amount of the 2013 Additional Notes plus accrued interest from June 1, 2013, in a private placement. The Company received net proceeds of $20,955 after deducting approximately $345 in issuance costs in connection with the offering. The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

On July 29, 2014, the Company completed the sale of an additional $10,000 aggregate principal amount of the Company’s Secured Notes (the “2014 Additional Notes”), at an issue price of 113.00% of par. The 2014 Additional Notes and the related guarantees were offered to investors in a private placement. The Company received net proceeds of $10,962 after deducting approximately $338 in issuance costs in connection with the offering.The Company recorded an initial debt carrying value of $11,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 5.5%.
The Secured Notes, 2013 Additional Notes and 2014 Additional Notes (collectively, the "Senior Secured Notes") pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $5,359 and $5,196 for the three months ended June 30, 2015 and 2014, respectively and $10,716 and $10,390 during the six months ended June 30, 2015 and 2014, respectively.

At June 30, 2015, there was an aggregate of $205,000 of Senior Secured Notes outstanding.
The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Senior Secured Notes and the related guarantees are secured by a first-priority lien on all of the Company’s and the Guarantors’ existing and future property and assets, whether real, personal or mixed (other than certain excluded assets), subject to certain permitted liens; provided that the lien on the accounts receivable, inventory, certain deposit accounts, cash and certain other assets and, in each case, the proceeds thereof, of Horsehead and the guarantors under the ABL Facility will be a second-priority lien. The Senior Secured Notes are the Company’s and the Guarantors’ senior secured obligations. The Senior Secured Notes and the guarantees rank equal in right of payment with any of the Company’s and the Guarantors’ senior indebtedness, including indebtedness under the ABL Facility and, in the case of the Company, the Company’s Convertible Notes. The Senior Secured Notes and the guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Senior Secured Notes or guarantees. The Senior Secured Notes and the guarantees are effectively senior to any of the Company’s or the Guarantors’ unsecured indebtedness, including the Convertible Notes, to the extent of the value of the collateral securing the Senior Secured Notes, and the Senior Secured Notes are effectively senior to indebtedness of the Company that is not guaranteed by the Guarantors, including the Company’s Convertible Notes, to the extent of the value of the guarantees. With respect to the collateral securing the Senior Secured Notes, the Senior Secured Notes and the guarantees are effectively junior to the Company’s

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a first-lien basis, and effectively senior to the Company’s and the Guarantors’ obligations under the ABL Facility, to the extent of the value of the collateral securing the ABL Facility on a second-lien basis. As of July 6, 2015, the guarantors under the 2015 Credit Facility replaces the guarantors under the ABL Facility guarantors within the Senior Secured Notes indenture.
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
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the Indenture. The Company was in compliance with all covenants at June 30, 2015.
The carrying amount of the Senior Secured Notes was $205,122 with a net unamortized premium of $122 at June 30, 2015. The carrying amount of the Senior Secured Notes was $205,169 with a net unamortized premium of $169 at December 31, 2014. The fair value of the Senior Secured Notes was estimated to be approximately $217,000 and $224,000 at June 30, 2015 and December 31, 2014, respectively, per quotes obtained from active markets.
Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $451 and $421 related to the amortization of debt issuance costs during the three months ended June 30, 2015 and 2014, respectively and $903 and $843 during the six months ended June 30, 2015 and 2014, respectively.
Credit Agreement
On August 28, 2012, Horsehead and Horsehead Holding Corp. entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provides for the financing of up to €18,583 (approximately $25,805 USD) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A., a Spanish corporation providing equipment and related products and services for the new zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”). The Company closed on the facility on November 14, 2012.
The obligations of Horsehead under the Credit Agreement are secured by an unconditional guarantee of the Company, but are not secured by security interest or mortgages on any real or personal property of Horsehead, the Company or any of the Company’s other direct or indirect subsidiaries.
The Credit Agreement provides for drawings thereunder to be repaid semiannually over a period ending on August 2023, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. Principal and interest payments are due quarterly. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At June 30, 2015, the Company had outstanding borrowings of $18,818 under the Credit Agreement. At June 30, 2015, the current portion of amounts due under the Credit Agreement was $3,067. Availability under the Credit Agreement was approximately $900 at June 30, 2015 and draws may be made until December 2015. The carrying amount of the debt approximated fair value at June 30, 2015.
The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest. The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs are being amortized to interest expense over the term of the Credit Agreement. Interest expense of $35 and $71 related to the amortization of deferred finance costs was recorded during the three and six months ended June 30, 2015, respectively. Interest expense related to the amortization of deferred finance costs of $36 and $71 were recorded during the three and six months ended June 30, 2014, respectively.
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

The 2014 Zochem Facility provides for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. The aggregate amount of loans permitted to be made to Zochem under the 2014 Zochem Facility can not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivable and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 is available to Zochem for the issuance of letters of credit, which reduces availability under the 2014 Zochem Facility. Zochem’s obligations under the 2014 Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At June 30, 2015, the Company had $17,600 in outstanding borrowings under the 2014 Zochem Facility. There was $1,968 in undrawn availability at June 30, 2015. The carrying amount of the debt approximated fair value at June 30, 2015.
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
The 2014 Zochem Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the 2014 Zochem Facility will become immediately due and payable. The 2014 Zochem Facility also contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2015.
The Company incurred total issuance costs of $201 in connection with the Zochem Facility and 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the remaining term of the 2014 Zochem Facility. Interest expense of $16 and $12 related to the amortization of deferred finance costs was recorded during the three months ended June 30, 2015 and 2014, respectively and $33 and $23 was recorded during the six months ended June 30, 2015 and 2014, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

INMETCO Senior Secured Revolving Credit Agreement
On June 24, 2013, INMETCO, a wholly owned subsidiary of the Company, entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”), as borrower, with Wells Fargo Bank, N.A., as lender ("Wells Fargo"). The Company entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. The INMETCO Facility was entered into to support working capital requirements and for general corporate purposes. On March 31, 2014, the Company entered into the First Amendment to the Credit Agreement which amended certain provisions of the Credit Agreement including the increase of the maximum advances allowed from $15,000 to $20,000.
During the second quarter of 2015, the Company gave notice to Wells Fargo of its intent to terminate the INMETCO Facility on or about June 30, 2015. Accordingly, the INMETCO Facility was terminated on July 6, 2015 when Horsehead, HMP and INMETCO entered into the new $80,000 2015 Credit Facility. The new revolving credit facility matures on May 15, 2017. The new revolving credit facility replaces the $20,000 INMETCO Facility and the $60,000 ABL Facility. The new revolving credit facility accommodates a broader borrowing base than the two previous credit facilities and adds approximately $30,000 of additional liquidity. See Footnote U - Subsequent Event for further information.
The INMETCO Facility provided for a three year secured line of credit with the aggregate amount of loans permitted to be made to INMETCO not to exceed $20,000. INMETCO’s obligations under the INMETCO facility were secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, including accounts receivable, inventory, deposit accounts, equipment and general intangibles. At June 30, 2015, INMETCO had $20,000 in outstanding borrowings under the INMETCO Facility and no remaining availability. The carrying amount of the debt approximated fair value at June 30, 2015.

Borrowings under the INMETCO facility bore interest at a rate per annum of LIBOR plus a margin of 2.0%. INMETCO paid unused line fees of 0.375% per annum, based on the average daily unused amount of the INMETCO facility, and paid a one time fronting fee to the issuing bank equal to 0.50% of the maximum principal amount of the INMETCO Facility.
The INMETCO Facility contained quarterly financial covenants, which included a maximum cash flow leverage ratio of 2.00:1.00, a minimum tangible net worth requirement of $15,000 and a minimum net profit requirement of $100. The First Amendment to the Credit Agreement amended the minimum net worth requirement for the March and June 2014 quarters. The INMETCO Facility also contained customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at June 30, 2015.
INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were amortized to interest expense over the term of the INMETCO Facility. Interest expense of $13 and $14 related to the amortization of deferred finance costs was recorded during the three months ended June 30, 2015 and 2014, respectively and $26 and $25 during the six months ended June 30, 2015 and 2014, respectively.
Senior Unsecured Notes

On July 29, 2014, the Company completed the sale of $40,000 aggregate principal amount of 9.00% Senior Notes due 2017 (the “Unsecured Notes”), at an issue price of 100.00% of par. The Unsecured Notes and the related guarantees were offered to investors in a private placement. The Company received net proceeds of $38,686 after deducting approximately $1,314 in issuance costs in connection with the offering.
The Unsecured Notes were issued pursuant to an indenture, dated as of July 29, 2014 (the “Unsecured Notes Indenture”), among the Company, the Guarantors and U.S. Bank National Association, as trustee. The Unsecured Notes pay interest at a rate of 9.00% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2014. The Unsecured Notes mature on June 1, 2017. The Company recorded interest expense of $900 and $1,800 for the three and six months ended June 30, 2015, respectively.
The Unsecured Notes are fully and unconditionally guaranteed, on a senior unsecured basis (other than as described below), by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The Unsecured Notes are the Company’s and the Guarantors’ senior unsecured obligations (other than as described below). The Unsecured Notes and the guarantees (i) rank equal in right of payment with the Company’s and the Guarantors’ senior indebtedness (other than as described below) (including indebtedness under the Company's Senior Secured Notes due 2017, the Convertible Notes due 2017, and the ABL facility, dated as of September 28, 2011, (as amended to the date hereof)); (ii) rank senior in right of payment with the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Unsecured Notes, (iii) with respect

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

to the guarantee by INMETCO, such guarantee ranks junior in right of payment to the obligations of INMETCO under the Company’s Senior Secured Notes and the INMETCO Facility; and (iv) is effectively junior to the Company’s and the Guarantors’ obligations under the Senior Secured Notes, the ABL Facility, and the INMETCO Facility, to the extent of the value of the collateral securing such indebtedness. As of July 6, 2015, the guarantors under the 2015 Credit Facility replaces the guarantors under the ABL Facility and the INMETCO Facility within the Unsecured Notes Indenture.
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
The Unsecured Notes Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Unsecured Notes Indenture also provides for customary events of default. The Company was in compliance with all debt covenants as of June 30, 2015.

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Unsecured Notes. The Company recognized interest expense of $116 and $232 related to the amortization of debt issuance costs during the three and six months ended June 30, 2015, respectively.
The fair value of the Unsecured Notes was estimated to be approximately $40,000 at both June 30, 2015 and December 31, 2014 per quotes obtained from active markets.
Other
At June 30, 2015, the Company had a total of $7,902 in letters of credit outstanding under the ABL Facility and 2014 Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. At December 31, 2014, the Company had a total of $7,926 in letters of credit outstanding under the ABL Facility and Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both June 30, 2015 and December 31, 2014.
NOTE I—ACCRUED EXPENSES
Accrued expenses at June 30, 2015 and December 31, 2014 consisted of the following.

	June 30, 2015	December 31, 2014
Employee related costs	$5,981	$5,717
EAF dust processing reserve	5,326	3,684
Workers’ compensation insurance claim liabilities	1,500	1,500
Unearned tolling revenue	1,305	2,434
Accrued interest	4,374	4,473
Unearned contractual services	564	3,976
Restructuring accrual	41	461
Other	6,820	13,400
	$25,911	$35,645

The decrease in other is due primarily to previously unearned income related to the sale of the Monaca site to Shell which occurred in June 2015. For further information related to the sale of land see Footnote F - Property, Plant and Equipment.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE J—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at June 30, 2015 and December 31, 2014 consisted of the following.

	June 30, 2015	December 31, 2014
Environmental obligations	$573	$620
Insurance claim liabilities	6,774	7,753
Asset retirement obligations	4,949	4,775
Deferred purchase price obligation	3,977	3,769
Other	1,100	1,374
	$17,373	$18,291

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
Net periodic benefit costs related to the plans for the three months ended June 30, 2015 and 2014 were:

	Three months ended June 30, 2015	Three months ended June 30, 2014
Components of net periodic benefit cost:
Service Cost	$49	$60
Interest Cost	53	56
Expected return on plan assets	(86)	(79)
Losses	(3)	(6)
Net periodic benefit cost	$13	$31
Net periodic benefit costs related to the plans for the six months ended June 30, 2015 and 2014 were:

	Six months ended June 30, 2015	Six months ended June 30, 2014
Components of net periodic benefit cost:
Service Cost	$97	$120
Interest Cost	106	112
Expected return on plan assets	(172)	(158)
Losses	(5)	(12)
Net periodic benefit cost	$26	$62

During the three months ended June 30, 2015 and 2014, the Company made contributions in the amount of $37 and $92, respectively, to its defined benefit pension plans and $75 and $168 in contributions during the six months ended June 30, 2015 and 2014, respectively. The Company anticipates making $93 of additional contributions to fund its defined benefit pension plans during the remainder of 2015.
The Company’s hourly and salary pension plan assets of $5,196 at June 30, 2015 are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 2 of the fair value hierarchy.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE L—INCOME TAXES
The Company’s effective tax rates were 13.1% and 23.9% for the three months ended June 30, 2015 and 2014, respectively, and 37.8% and 21.7% for the six months ended June 30, 2015 and 2014, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.
The effective tax rate for the three months ended June 30, 2015 decreased when compared to the three months ended June 30, 2014 due to an increase in the valuation allowance related to state net operating losses.

The effective tax rate for the six months ended June 30, 2015 increased when compared to the six months ended June 30, 2014 due to higher than previously projected pretax losses coupled with lower foreign subsidiary statutory tax rates.

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
NOTE M—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income are as follows:

	June 30, 2015	December 31, 2014
Cumulative translation adjustments	$30	$30
Net pension adjustment	501	504
Accumulated other comprehensive income	$531	$534
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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During the six months ended June 30, 2015, 3 stock options were exercised and the Company received proceeds of $33 from the exercise of these options. At June 30, 2015, there were 580 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 1.54 years of remaining contractual life. The options outstanding under the 2006 Plan had no intrinsic value at June 30, 2015. All compensation expense had been recognized as of March 31, 2012.

The Company had a total of 422 restricted stock units at a weighted average grant date fair value of $10.99 per unit outstanding under the 2006 Plan at December 31, 2014. During the six months ended June 30, 2015, 199 restricted stock units vested having an intrinsic value of $3,014. At June 30, 2015, there were 223 restricted stock units outstanding and the remaining contractual life ranged from 0.17 years to 2.25 years. The related compensation expense for the three months ended June 30, 2015 and 2014 was $254 and $338, respectively and the related compensation expense was $538 and $728 during the six months ended June 30, 2015 and 2014, respectively. These expenses are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Unrecognized compensation expense as of June 30, 2015 was $955.
On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (“2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2006 Plan. The 2012 Plan provides for

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash or equity-based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants under the 2012 Plan. The 2012 Plan is administered by the Compensation Committee. A total of 2,700 shares of the Company’s common stock were initially authorized for issuance under the 2012 Plan. The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Compensation Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for the grant of awards under the 2012 Plan.
The Company had a total of 579 restricted stock units at a weighted average grant date fair value of $18.66 per unit outstanding under the 2012 Plan at December 31, 2014. During the six months ended June 30, 2015, the Company granted 124 service based restricted stock units with an average grant date fair value of $15.83 per unit. The restricted stock units vest over a one or five-year service period. During the six months ended June 30, 2015, 23 restricted stock units vested having an intrinsic value of $359.
During the six months ended June 30, 2015, the Company granted 103 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $21.92 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions were a risk free rate of 1.07%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The related compensation expense for all 2012 Plan restricted stock units for the three months ended June 30, 2015 and 2014 was $1,106 and $839, respectively. The related compensation expense was $2,209 and $1,681 during the six months ended June 30, 2015 and 2014, respectively. These expenses are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. The remaining contractual life ranged from 0.50 years to 4.50 years. Unrecognized compensation expense as of June 30, 2015 was $7,943.

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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of June 30, 2015, the fixed portions of these contracts ranged from a monthly average of $0.93 to $1.05 per pound for zinc.
The Company has hedged approximately 9.3 tons of zinc with fixed-to-variable future swap contracts at June 30, 2015, all of which settle at various dates up to and including June 30, 2016.
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of June 30, 2015, the Company had a small amount of nickel swap contracts in place. The fixed portions of these contracts were at a monthly average of $5.75 per pound for nickel and settle at various dates up to and including December 31, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company received cash of $12 and paid cash of $509 from the settlement of zinc and nickel swap contracts for the three and six months ended June 30, 2015, respectively, and paid cash of $535 and $567 for the three and six months ended June 30, 2014, respectively.

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

During the second quarter of 2015, the Company added zinc fixed price swaps for the month of June 2015 at an average price of approximately $1.01 per pound for a total quantity covered of approximately 9.9 tons, fixed price swaps for the third quarter of 2015 at an average price of $1.07 per pound for a total quantity covered of approximately 18.2 tons and fixed price swaps for the fourth quarter of 2015 at an average price of $1.07 for a total quantity covered of approximately 16.9 tons.

The Company paid cash of $844 and $733 from the settlement of zinc fixed price swaps during the three and six months ended June 30, 2015, respectively, and paid cash of $7 and $1,047 during the three and six months ended June 30, 2014, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Gains (losses) included in net sales:
Options	$—	$—	$—	$(3)
Swaps	9,230	3,040	8,525	(1,010)
Total gains (losses) resulting from hedging activities	$9,230	$3,040	$8,525	$(1,013)

The fair value of the swap contracts as of June 30, 2015 and December 31, 2014 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	June 30, 2015	December 31, 2014
Swaps included in Prepaid expenses and other current assets.	$9,763	$—
Swaps included in Accrued expenses	$371	$375

The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on June 30, 2015 and December 31, 2014, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

The Company is exposed to credit loss in cases where counterparties with which they have entered into derivative transactions are unable to pay when they owe the Company funds as a result of agreements with them. To minimize the risk of such losses, the Company utilizes eight different brokers for their hedging program. The Company does not require collateral and does not enter into master netting arrangements.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Basic loss per share:
Net loss	$(3,619)	$(5,120)	$(22,113)	$(4,391)
Weighted average shares outstanding – basic	56,661	50,711	55,756	50,646
Basic loss per share	$(0.06)	$(0.10)	$(0.40)	$(0.09)
Diluted loss per share:
Net loss	$(3,619)	$(5,120)	$(22,113)	$(4,391)
Weighted average shares outstanding – diluted	56,661	50,711	55,756	50,646
Diluted loss per share	$(0.06)	$(0.10)	$(0.40)	$(0.09)
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	56,661	50,711	55,756	50,646
Effect of dilutive securities:
Options	—	—	—	—
Convertible Notes	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding – diluted	56,661	50,711	55,756	50,646

	Exercise Price	Three months ended June 30,		Six months ended June 30,
		2015	2014	2015	2014
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	580	585	582	585
Convertible Notes	$15.00	—	646	—	637
Restricted Stock Units		1,009	1,007	1,020	1,050
Total		1,589	2,238	1,602	2,272

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three and six months ended June 30, 2015, the average share price for the quarter was lower than the exercise price for the Convertible Notes and therefore no conversion spread was realized and no dilution assumed.
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
The following table presents information regarding the Company’s segment presentation:

Three months ended June 30, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$76,259	$33,228	$14,422	$(1,111)	$122,798
(Loss) income before income taxes	(2,352)	2,465	3,964	(8,243)	(4,166)

Three months ended June 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$75,831	$37,082	$13,786	$(434)	$126,265
(Loss) income before income taxes	(11,412)	3,321	3,666	(2,304)	(6,729)

Six Months Ended June 30, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$133,386	$68,392	$24,531	$(1,367)	$224,942
(Loss) income before income taxes	(28,320)	4,540	4,727	(16,495)	(35,548)

Six Months Ended June 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$138,090	$72,829	$26,206	$(796)	$236,329
(Loss) income before income taxes	(15,367)	6,796	5,361	(2,396)	(5,606)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE S—EQUITY OFFERING

On January 28, 2015, the Company completed an underwritten public offering of 5,750 shares of its common stock, including 750 shares sold pursuant to the underwriters' exercise of their option to purchase additional shares. At the public offering price of $12.75 per share of common stock, the aggregate gross proceeds from the common stock sold by the Company were $73,313. The net proceeds realized by the Company from the offering, after $3,299 in underwriting discounts and commissions and $392 in expenses relating to the offering, were $69,622. The net proceeds are available for general corporate purposes, which may include capital expenditures, acquisitions, working capital and liquidity for operational contingencies.

The shares were offered under a shelf registration statement filed with the SEC on Form S-3, which was declared effective on October 3, 2013.

NOTE T—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and fully and unconditionally guarantee, on a senior secured basis, the Company’s existing and future domestic restricted subsidiaries other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 10.0% of total assets at June 30, 2015, accounted for 30.4% of its consolidated revenues and contributed $2.7 million of consolidated net income for the six months ended June 30, 2015. The Consolidated Financial Statements are presented net of intercompany activity.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
June 30, 2015

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$13,055	$21,828	$16,162	$—	$51,045
Accounts receivable, net of allowance	—	44,217	20,018	(218)	64,017
Inventories, net	—	42,046	16,358	—	58,404
Prepaid expenses and other current assets	1	19,507	37	(6,973)	12,572
Deferred income taxes	—	5,288	24	—	5,312
Total current assets	13,056	132,886	52,599	(7,191)	191,350
Property, plant and equipment, net	—	735,711	51,908	—	787,619
Other assets
Intangible assets	—	9,732	57	—	9,789
Deferred income taxes	—	—	—	5,845	5,845
Investment in and advances to subsidiaries	787,322	(656,521)	(5,295)	(125,506)	—
Deferred finance costs and other	19,658	1,746	577	(14,468)	7,513
Total other assets	806,980	(645,043)	(4,661)	(134,129)	23,147
Total assets	$820,036	$223,554	$99,846	$(141,320)	$1,002,116
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,067	$—	$—	$3,067
Accounts payable	—	47,052	13,826	(218)	60,660
Accrued expenses	3,930	13,694	1,499	6,788	25,911
Total current liabilities	3,930	63,813	15,325	6,570	89,638
Long-term debt, less current maturities	336,506	56,551	32,297	(14,442)	410,912
Other long-term liabilities	—	16,968	405	—	17,373
Deferred income taxes	—	5,905	1,958	(7,863)	—
Commitments and contingencies
Stockholders’ equity
Common stock	567	—	—	—	567
Preferred stock	—	—	—	—	—
Additional paid-in capital	385,992	41,653	—	(41,653)	385,992
Retained earnings	93,041	34,825	49,330	(83,932)	93,264
Accumulated other comprehensive income	—	—	531	—	531
Total stockholders’ equity before noncontrolling interest	479,600	76,478	49,861	(125,585)	480,354
Noncontrolling interest	—	3,839	—	—	3,839
Total stockholders’ equity	479,600	80,317	49,861	(125,585)	484,193
Total liabilities and stockholders’ equity	$820,036	$223,554	$99,846	$(141,320)	$1,002,116

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$66,753	$33,228	$(742)	$99,239
Net sales of nickel-based material and other services	—	14,422	—	—	14,422
EAF dust service fees	—	9,137	—	—	9,137
Net sales	—	90,312	33,228	(742)	122,798
Cost of sales of zinc material and other goods	—	63,307	29,449	(742)	92,014
Cost of sales of nickel-based material and other services	—	8,621	—	—	8,621
Cost of EAF dust services	—	7,525	—	—	7,525
Cost of sales (excluding depreciation and amortization)	—	79,453	29,449	(742)	108,160
Depreciation and amortization	—	14,164	985	—	15,149
Selling, general and administrative expenses	368	5,855	573	—	6,796
Total costs and expenses	368	99,472	31,007	(742)	130,105
(Loss) income from operations	(368)	(9,160)	2,221	—	(7,307)
Equity in income (loss) of subsidiaries, net of taxes	4,646	—	—	(4,646)	—
Other income (expense)
Interest expense	(8,120)	(821)	(412)	239	(9,114)
Interest and other income	223	11,949	300	(217)	12,255
Total other income (expense)	(7,897)	11,128	(112)	22	3,141
(Loss) income before income taxes	(3,619)	1,968	2,109	(4,624)	(4,166)
Income tax (benefit) expense	—	(1,151)	604	—	(547)
NET (LOSS) INCOME	$(3,619)	$3,119	$1,505	$(4,624)	$(3,619)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$65,426	$37,082	$—	$102,508
Net sales of nickel-based material and other services	—	13,772	—	—	13,772
EAF dust service fees	—	9,985	—	—	9,985
Net sales	—	89,183	37,082	—	126,265
Cost of sales of zinc material and other goods	—	66,953	32,692	—	99,645
Cost of sales of nickel-based material and other services	—	8,270	—	—	8,270
Cost of EAF dust services	—	8,101	—	—	8,101
Restructuring expenses	—	59	—	—	59
Cost of sales (excluding depreciation and amortization)	—	83,383	32,692	—	116,075
Depreciation and amortization	—	7,410	705	—	8,115
Selling, general and administrative expenses	322	5,137	628	—	6,087
Total costs and expenses	322	95,930	34,025	—	130,277
(Loss) income from operations	(322)	(6,747)	3,057	—	(4,012)
Equity in (loss) income of subsidiaries, net of taxes	(2,797)	—	—	2,797	—
Other income (expense)
Interest expense	(2,237)	(578)	(419)	238	(2,996)
Interest and other income	236	(66)	328	(219)	279
Total other income (expense)	(2,001)	(644)	(91)	19	(2,717)
(Loss) income before income taxes	(5,120)	(7,391)	2,966	2,816	(6,729)
Income tax (benefit) expense	—	(2,445)	836	—	(1,609)
NET (LOSS) INCOME	$(5,120)	$(4,946)	$2,130	$2,816	$(5,120)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the six months ended June 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$114,257	$68,392	$(742)	$181,907
Net sales of nickel-based material and other services	—	24,531	—	—	24,531
EAF dust service fees	—	18,504	—	—	18,504
Net sales	—	157,292	68,392	(742)	224,942
Cost of sales of zinc material and other goods	—	122,852	61,084	(742)	183,194
Cost of sales of nickel-based material and other services	—	16,242	—	—	16,242
Cost of EAF dust services	—	14,847	—	—	14,847
Restructuring Expenses	—	—	—	—	—
Cost of sales (excluding depreciation and amortization)	—	153,941	61,084	(742)	214,283
Depreciation and amortization	—	25,006	1,984	—	26,990
Selling, general and administrative expenses	769	11,625	1,180	—	13,574
Total costs and expenses	769	190,572	64,248	(742)	254,847
(Loss) income from operations	(769)	(33,280)	4,144	—	(29,905)
Equity in (loss) income of subsidiaries, net of taxes	(5,575)	—	—	5,575	—
Other income (expense)
Interest expense	(16,218)	(1,685)	(802)	477	(18,228)
Interest and other income	449	12,084	486	(434)	12,585
Total other income (expense)	(15,769)	10,399	(316)	43	(5,643)
(Loss) income before income taxes	(22,113)	(22,881)	3,828	5,618	(35,548)
Income tax (benefit) expense	—	(14,581)	1,146	—	(13,435)
NET (LOSS) INCOME	$(22,113)	$(8,300)	$2,682	$5,618	$(22,113)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the six months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$117,491	$72,829	$—	$190,320
Net sales of nickel-based material and other services	—	26,169	—	—	26,169
EAF dust service fees	—	19,840	—	—	19,840
Net sales	—	163,500	72,829	—	236,329
Cost of sales of zinc material and other goods	—	118,658	64,190	—	182,848
Cost of sales of nickel-based material and other services	—	17,041	—		17,041
Cost of EAF dust services	—	15,981	—	—	15,981
Restructuring Expenses	—	205	—	—	205
Cost of sales (excluding depreciation and amortization)	—	151,885	64,190	—	216,075
Depreciation and amortization	—	11,602	1,366	—	12,968
Selling, general and administrative expenses	685	10,173	1,267	—	12,125
Total costs and expenses	685	173,660	66,823	—	241,168
(Loss) income from operations	(685)	(10,160)	6,006	—	(4,839)
Equity in (loss) income of subsidiaries, net of taxes	(1,954)	—	—	1,954	—
Other income (expense)
Interest expense	(2,237)	(1,085)	(688)	476	(3,534)
Interest and other income	485	1,950	767	(435)	2,767
Total other income (expense)	(1,752)	865	79	41	(767)
(Loss) income before income taxes	(4,391)	(9,295)	6,085	1,995	(5,606)
Income tax (benefit) expense	—	(2,902)	1,687	—	(1,215)
NET (LOSS) INCOME	$(4,391)	$(6,393)	$4,398	$1,995	$(4,391)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(3,619)	$3,119	$1,505	$(4,624)	$(3,619)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(1)	—	(1)
Comprehensive (loss) income	$(3,619)	$3,119	$1,504	$(4,624)	$(3,620)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(5,120)	$(4,946)	$2,130	$2,816	$(5,120)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(5)	—	(5)
Comprehensive (loss) income	$(5,120)	$(4,946)	$2,125	$2,816	$(5,125)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(22,113)	$(8,300)	$2,682	$5,618	$(22,113)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(3)	—	(3)
Comprehensive (loss) income	$(22,113)	$(8,300)	$2,679	$5,618	$(22,116)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the six months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(4,391)	$(6,393)	$4,398	$1,995	$(4,391)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(9)	—	(9)
Comprehensive (loss) income	$(4,391)	$(6,393)	$4,389	$1,995	$(4,400)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(22,113)	$(8,300)	$2,682	$5,618	$(22,113)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	25,006	1,984	—	26,990
Deferred income tax provision	—	(798)	(2)	(13,708)	(14,508)
Accretion on debt	1,889	—	—	—	1,889
Accretion on ESOI liabilities	—	207	—	—	207
Amortization of deferred finance costs	1,364	173	76	(43)	1,570
(Gains) on write down or disposal of assets	—	(11,873)	—	—	(11,873)
(Gains) losses on derivative financial instruments	—	(9,875)	109	—	(9,766)
Lower of cost or market adjustment to inventories	—	3,627	—	—	3,627
Non-cash compensation expense	156	2,591	—	—	2,747
Capitalization of interest	(1,495)	—	—	—	(1,495)
Equity in loss (income) of subsidiaries, net of taxes	5,575	—	—	(5,575)	—
Changes in operating assets and liabilities:
(Increase) in accounts receivable	—	(3,562)	(277)	64	(3,775)
(Increase) in inventories	—	(2,588)	(4,435)	—	(7,023)
Decrease in prepaid expenses and other current assets	—	1,027	18	—	1,045
Decrease (increase) in deferred finance costs and other	435	224	(45)	(435)	179
(Decrease) increase in accounts payable	—	(10,861)	3,851	(64)	(7,074)
(Decrease) increase in accrued expenses	(64)	(17,145)	(1,914)	13,655	(5,468)
(Decrease) increase in long-term liabilities	—	(1,610)	(3)	488	(1,125)
Net cash (used in) provided by operating activities	(14,253)	(33,757)	2,044	—	(45,966)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(14,726)	(374)	—	(15,100)
Insurance proceeds related to fixed assets	—	9,000	—	—	9,000
Investment in and advance (to) from subsidiaries	(45,348)	41,137	4,211	—	—
Net cash (used in) provided by investing activities.	(45,348)	35,411	3,837	—	(6,100)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	69,622	—	—	—	69,622
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	35,100	7,200	—	42,300
Repayments on the Credit Facilities	—	(29,130)	(9,000)	—	(38,130)
Debt issuance costs		(10)	—	—	(10)
Borrowings on the Credit Agreement	—	381	—	—	381
Repayments on the Credit Agreement	—	(1,521)	—	—	(1,521)
Proceeds from the exercise of stock options	33	—	—	—	33
Tax effect of share based compensation award exercise and vesting	276	—	—	—	276
Restricted stock withheld for taxes	(441)	—	—	—	(441)
Net cash provided by (used in) financing activities	69,490	4,820	(1,913)	—	72,397
Net increase in cash and cash equivalents	9,889	6,474	3,968	—	20,331
Cash and cash equivalents at beginning of period	3,166	15,354	12,194	—	30,714
Cash and cash equivalents at end of period	$13,055	$21,828	$16,162	$—	$51,045

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the six months ended June 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(4,391)	$(6,393)	$4,398	$1,995	$(4,391)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	11,602	1,366	—	12,968
Deferred income tax provision	—	(552)	—		(552)
Accretion on debt	1,930	—	—	—	1,930
Accretion on ESOI liabilities	—	214	—	—	214
Amortization of deferred finance costs	1,072	141	67	(43)	1,237
(Gains) on derivative financial instruments	—	(553)	(48)	—	(601)
Losses on write down or disposal of assets	—	665	—	—	665
Lower of cost or market adjustment to inventories	—	1,145	—	—	1,145
Non-cash compensation expense	186	2,224	—	—	2,410
Capitalization of interest	(12,903)	(649)	—	—	(13,552)
Equity in loss (income) of subsidiaries, net of taxes	1,954	—	—	(1,954)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	8,353	(9,575)	(346)	(1,568)
Decrease in inventories	—	26,936	1,402	—	28,338
Decrease (increase) in prepaid expenses and other current assets	7	(398)	(41)	(1,934)	(2,366)
Decrease (increase) in deferred finance costs and other	435	50	(102)	(431)	(48)
(Decrease) increase in accounts payable	—	(28,989)	(332)	345	(28,976)
Increase (decrease) in accrued expenses	1	131	(1,801)	1,882	213
(Decrease) increase in long-term liabilities	—	(95)	—	486	391
Net cash (used in) provided by operating activities	(11,709)	13,832	(4,666)	—	(2,543)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(76,333)	(6,585)	—	(82,918)
Investment in and advance (to) from subsidiaries	(65,527)	65,802	(275)	—	—
Net cash used in investing activities.	(65,527)	(10,531)	(6,860)	—	(82,918)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	14,200	9,574	—	23,774
Repayments on the Credit Facilities	—	(21,550)	(100)	—	(21,650)
Debt issuance costs	—	(125)	(37)	—	(162)
Borrowings on Credit Agreement	—	802	—	—	802
Repayments on the Credit Agreement	—	(1,434)	—	—	(1,434)
Proceeds from the exercise of stock options	910	—	—	—	910
Tax effect of share based compensation award exercise and vesting	784	—	—	—	784
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	1,011	(8,107)	9,324	—	2,228
Net decrease in cash and cash equivalents	(76,225)	(4,806)	(2,202)	—	(83,233)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$25,224	$21,976	$5,894	$—	$53,094

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE U—SUBSEQUENT EVENT

During the second quarter of 2015, the Company gave notice to PNC Bank and Wells Fargo of its intent to terminate the $60,000 ABL Facility and $20,000 INMETCO Facility on or about June 30, 2015. Accordingly, both facilities were terminated on July 6, 2015 when Horsehead, HMP and INMETCO entered into a new $80,000 secured revolving credit facility with Macquarie Bank Limited, as administrative agent. The new revolving credit facility matures on May 15, 2017 and accommodates a broader borrowing base than the two previous credit facilities adding approximately $30,000 of additional liquidity.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

While we vary our raw material inputs, or feedstocks, based on cost and availability, our zinc products produced at our new zinc facility in Mooresboro, North Carolina, which began operations in May 2014, and nickel-based products produced at our INMETCO facility use 100% recycled materials, including in the case of our Mooresboro facility, zinc recovered from our four EAF dust recycling operations located in four states. Our four EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates.

We produce zinc oxide at our Brampton, Ontario, Canada facility and utilize Special High Grade ("SHG") zinc metal as raw material feedstock. INMETCO provides recycling services, some of which are on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.
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

We believe that the new facility, once fully operational and efficiently operating, will provide us with a number of substantial benefits, including reduced manufacturing conversion costs due to the lower energy cost; higher labor productivity; reduced maintenance costs; and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine the majority of our WOX prior to its use. We believe that the new zinc facility's capability to convert WOX and other recycled materials into SHG zinc and other grades will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and potentially LME warehouses, while continuing to serve customers in our existing markets. In addition, the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. The new zinc facility replaced our zinc smelter in Monaca, Pennsylvania, which was permanently shut down in April 2014. The former Monaca smelter was over eighty years old and utilized a higher-cost pyrometallurgical process. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year.

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

In connection with the start of operations at our new zinc facility, we permanently closed our Monaca, Pennsylvania facility in April 2014. Our Monaca, Pennsylvania site was sold to Shell in June 2015 pursuant to an option to purchase granted in March 2012 that was exercised on November 7, 2014. We retain ownership of a non-hazardous captive landfill located near that site. We have recorded an asset retirement obligation related to expected costs for the ultimate closure of this landfill and have a surety bond in place to collateralize our expected financial obligations. We are currently working with the Pennsylvania Department of Environmental Protection on a closure plan.

In December 2013, we entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located near our Mooresboro facility and the facility began production in August 2014. The majority of the feedstock for Mooresboro will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by Mooresboro by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated total investment in ThirtyOx is expected to be less than $2.0 million and we had contributed $0.8 million as of June 30, 2015

Acquisitions

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

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par and also completed the sale of an additional $10.0 million aggregate principal amount of our Senior Secured Notes due 2017, at an issue price of 113.00% of par. The 2014 Additional Notes were issued at an effective interest rate of 5.5%. Total net proceeds from the July 29, 2014 offerings were $49.6 million. At June 30, 2015, there was an aggregate of $205.0 million of Senior Secured Notes outstanding.

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

On July 6, 2015, we entered into the new $80.0 million 2015 Credit Facility which matures on May 15, 2017. The new revolving credit facility replaces the $20.0 million INMETCO Facility and the $60.0 million ABL Facility. The new revolving credit facility accommodates a broader borrowing base than the two previous credit facilities and adds approximately $30 million of additional liquidity.

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

Our new zinc facility, currently in the ramp-up phase, has experienced operational difficulties that we believe are typical of a start-up of this size, which have resulted in production interruptions. Numerous improvements have been made to help remediate these issues. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. These issues, however, have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility.
First Quarter 2015

On April 1, 2015, we announced that our new zinc facility located in Mooresboro, North Carolina had produced approximately 10,000 tons of zinc during the first quarter of 2015. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by extreme cold weather conditions. On February 20, 2015, we began a planned outage to address several of these issues. Production for the first quarter of 2015 was also affected by the outage taken in late February to install a bypass to resolve a problem with a clarifier in the leach feed circuit. After an extended period to completely drain the clarifier, the root cause of the issue was addressed and the clarifier was placed back into service.

Second Quarter 2015

During April 2015, our new zinc facility produced approximately 2,800 tons of zinc metal. Production was lower than expected primarily due to an extended period of exceptionally heavy rains which filled our containments and holding ponds, requiring us to process the excess water in the plant rather than produce zinc. This event highlighted a limitation in the capacity of our process and storm water utilization capability. As a result, we engaged Veolia, a third party water management company, to install a portable unit on-site to mitigate the excess water while we evaluate our options to expand the capacity of our own equipment. This unit is now operational and substantially mitigates the risk of a plant shut down caused by significant rainfall. In addition, in April, we engaged a team of engineers with hydrometallurgical plant experience from Hatch Associates to supplement our operations and engineering team and support the on-going ramp-up.
On June 1, 2015, we announced that our new zinc facility produced approximately 4,100 tons of zinc metal during May 2015. May's production was the highest monthly production since January of this year.
On July 2, 2015, we announced that our new zinc facility produced approximately 3,700 tons of zinc metal during June 2015. June's production was slowed initially while we implemented certain improvements but accelerated through the latter half of the month with 2,600 of the 3,700 tons processed after the 15th of June. Total production for the second quarter of 2015 was approximately 10,600 tons compared to approximately 10,000 tons for the first quarter of 2015. Although production improved, it was primarily paced by the capacity of our process for removing impurities from the system, the so-called bleed treatment system, and by intermittent equipment reliability issues.

Regarding the third quarter of 2015, we are encouraged by the improvements implemented in July. We better understand the bottleneck issues in bleed treatment and have successfully implemented measures which have allowed us to increase production. We took a short outage in early July to perform needed maintenance work, however, we have deferred the installation of the previously announced bypass around the first solvent extraction settler while we evaluate an alternate, lower-cost approach to control solids accumulation in the settler. We have developed a final solution to the design limitation in bleed treatment and will be installing a temporary pilot plant to test this concept before we engineer and install the permanent solution and expect this to be operational sometime in August. Upgrades made during the planned outage, along with the additional treatment capacity supplied by Veolia for processing rain water, have eased the bottleneck in our bleed treatment circuit. Several upgrades aimed at improving the reliability of pumps, piping and control systems are scheduled to be installed in the third quarter. We have decided to postpone any further ramp-up activity on the lead-silver recovery circuit until the arrival and installation of new pumps and other equipment that are properly designed to efficiently operate that facility. We expect this may take several months. During July, a month in which we took a planned outage, the facility produced approximately 4,000 tons of zinc metal. We expected better performance in July; however, we experienced unexpected production constraints due to reliability issues, caused mainly by design deficiencies, some of which we have remedied. We are encouraged that the operations in Mooresboro appear to have stabilized over the past quarter. We expect continued steady progress as we debottleneck the facility and systematically address equipment reliability issues. The timing of achieving specific milestones during the ramp-up or the completion of the ramp-up to full zinc production, however, cannot be predicted with certainty at this time.

Zinc metal shipments during the second quarter of 2015 continued to be supplemented with the sale of approximately 28,000 tons of zinc calcine. Based upon the expected rate of ramp up at Mooresboro, we expect to continue to produce zinc calcine from excess waelz oxide during the third quarter of 2015.
Oxide shipments at Zochem for the second quarter of 2015 were approximately 2% lower compared to shipments during the first quarter of 2015. Production increased approximately 3% for the second quarter of 2015 as compared to the first quarter of 2015.
EAF dust receipts for the second quarter of 2015 increased by approximately 3% compared with the first quarter of 2015. The increase over the previous quarter was primarily due to severe cold weather conditions which affected logistics and equipment reliability during the first quarter of 2015. The quantity of EAF dust processed during the second quarter of 2015 was approximately 2% lower than EAF dust processed for the first quarter of 2015 due primarily to maintenance outages taken on several kilns during the quarter. We have also used this lull in steel output to reduce system-wide inventory of recyclable zinc units and we expect to operate all of our kilns in the third quarter, although we plan to take extended maintenance outages on some of our kilns during the quarter.
Steel capacity utilization declined from the mid 70% range at December 2014 to the low 70% range during the first quarter and second quarters of 2015 and hit its lowest point for the year in April 2015.
INMETCO's annual maintenance outage took place during the month of January 2015 and affected first quarter 2015 results. Remelt alloy sales tons increased approximately 55% compared to the first quarter of 2015. Tolling receipts tons, however, were down approximately 3% as compared with the first quarter of 2015. In March 2015, we announced plans to spend up to $10 million to expand capacity at INMETCO by 15%.
LME zinc prices were higher by approximately 5% and LME nickel prices were lower by approximately 9% during the second quarter of 2015 as compared to the first quarter of 2015.

During the second quarter of 2015, labor contracts covering hourly employees at our Palmerton, Pennsylvania facility and our Rockwood, Tennessee locations expired. The Palmerton labor contract, covering approximately 85 employees, was renegotiated and the new labor contract expires in April 2019. The Rockwood labor contract, covering approximately 50 employees, was renegotiated and the new labor contract expires in July 2019.

Factors Affecting Our Operating Results

Production Levels at our Mooresboro Facility. In May 2014, we began production of zinc metal at our new zinc facility in Mooresboro. Once fully operational, the facility will be capable of producing over 155,000 tons of zinc metal per year.  We have, however, experienced a number of operational issues associated with the ramp-up of this facility.   We have worked to address the operational issues we have faced at this facility and continue its ramp-up, but are currently unable to predict with any certainty when we will begin operating at full design capacity.  Lower than anticipated production levels at this new facility have negatively impacted our results of operations and have deferred realization of expected benefits. The new zinc facility produced approximately 12,000 tons of zinc metal during the fourth quarter of 2014, approximately 10,000 tons of zinc metal during the first quarter of 2015 and approximately 10,600 tons during the second quarter of 2015.
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
Average monthly, daily and yearly LME zinc prices for the years 2005 through 2014 and the six months ended June 30, 2015 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Six Months Ended June 30, 2015
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06	$1.04
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91	$0.92

Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10	$1.09
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88	$0.90
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98	$0.97
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

During the second quarter of 2015, we added zinc fixed price swaps for the month of June 2015 at an average price of approximately $1.01 per pound for a total quantity covered of approximately 9,900 tons, fixed price swaps for the third quarter of 2015 at an average price of $1.07 per pound for a total quantity covered of approximately 18,200 tons and fixed price swaps for the fourth quarter of 2015 at an average price of $1.07 for a total quantity covered of approximately 16,900 tons.

We paid cash of $0.8 million and $0.7 million from the settlement of zinc fixed price swaps during the three and six months ended June 30, 2015, respectively and paid cash of $0.01 million and $1.0 million during the three and six months ended June 30, 2014, respectively.
Daily high, low and yearly average LME nickel prices for the years 2010 through 2014 and the six months ended June 30, 2015 were as follows:

LME Nickel Prices	2010	2011	2012	2013	2014	Six Months Ended June 30, 2015
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62	$7.01
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06	$5.30
Average	$9.89	$10.36	$7.97	$6.81	$7.65	$6.21
Demand for Zinc and Nickel-Based Products. We generate revenue from the sale of zinc metal, zinc oxide and nickel-based products and services, as well as from the collection and recycling of EAF dust. During the first six months of 2014, we shipped the remaining inventory that we had built in 2013 at our Monaca facility. Production was reduced from five to four furnaces for the final months of operation until closure of the zinc smelter in Monaca, Pennsylvania, which occurred in late April 2014. Our new zinc facility in Mooresboro, North Carolina began production in May 2014.
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range. The weekly steel industry capacity decreased to the low 70% range during the first six months of 2015.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six months ended June 30,		Year Ended December 31,		Six months ended June 30,		Year Ended December 31,
	2015	2014	2014	2013	2015	2014	2014	2013
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	62	77	129	169	$2,146	$2,045	$2,125	$1,966
EAF Dust	261	286	580	607	$71	$69	$70	$72
Nickel-based products	14	15	29	28	$1,540	$1,691	$1,677	$1,568

(1)	Includes HZP from November 16, 2012 until production ceased during the first quarter of 2014.
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
Raw material costs at our Zochem facility, which comprised approximately 88% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 12% of our production costs for the six months ended June 30, 2015.
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
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, LCM adjustments can occur when our inventory cost exceeds the market value of our finished goods. The Company recorded LCM adjustments of $3.6 million during the six months ended June 30, 2015 and $1.1 million during the six months ended June 30, 2014. Higher than normal LCM adjustments occurred in the first six months of 2015 due to lower production and higher than normal conversion costs. Total LCM adjustments were $3.6 million for the year ended December 31, 2014. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through cost of sales during the same month it is purchased.

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
Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2014, which were included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2015 and for the six months ended June 30, 2015 and 2014. Certain of these accounting policies are described below.

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
We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of the contracts. Additionally, we are minimizing potential credit loss at June 30, 2015 by utilizing eight different brokers for our derivative contracts (see Note O – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

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

We have no goodwill or indefinite-lived intangible assets that require evaluation for impairment.

Acquisitions

We recognize the assets acquired and the liabilities assumed at their fair values as of the acquisition date. Contingent purchase consideration is recorded at fair value at the date of acquisition. Measuring assets and liabilities at fair value requires us to determine the price that would be paid by a third party market participant based on the highest and best use of the assets or interest acquired. The excess of the fair value of the net assets acquired over the purchase price is recorded as a bargain purchase gain. The excess of the purchase price over the fair value of the net assets acquired is recorded as goodwill. Acquisition costs are expensed as incurred. (See Note B - Acquisition of Business in our Consolidated Financial Statements).

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
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	88.1%	91.9%	95.3%	91.4%
Depreciation and amortization	12.3%	6.4%	12.0%	5.5%
Selling, general and administrative expenses	5.5%	4.9%	6.0%	5.1%
Loss from operations	(5.9)%	(3.2)%	(13.3)%	(2.0)%
Interest expense	7.4%	2.4%	8.1%	1.5%
Interest and other income	10.0%	0.2%	5.6%	1.1%
Loss before income taxes	(3.3)%	(5.4)%	(15.8)%	(2.4)%
Income tax benefit	(0.4)%	(1.3)%	(6.0)%	(0.5)%
Net loss	(2.9)%	(4.1)%	(9.8)%	(1.9)%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Option Settlement Period
	2014	Swaps	Total
Fair value December 31, 2013	$38	$(1,432)	$(1,394)
Sales	(35)	—	(35)
Write-off of expired positions	(3)	1,534	1,531
Mark to market adjustments on open positions	—	1,569	1,569
Fair value March 31, 2014	—	1,671	1,671
Write-off of expired positions	—	(2,033)	(2,033)
Mark to market adjustments on open positions	—	(466)	(466)
Fair value June 30, 2014	—	(828)	(828)
Write-off of expired/sold positions	—	392	392
Mark to market adjustments on open positions	—	699	699
Fair value September 30, 2014	—	263	263
Write-off of expired/sold positions	—	(263)	(263)
Mark to market adjustments on open positions	—	(375)	(375)
Fair value December 31, 2014	—	(375)	(375)
Write-off of expired/sold positions	—	196	196
Mark to market adjustments on open positions	—	(491)	(491)
Fair value March 31, 2015	—	(670)	(670)
Write-off of expired/sold positions	—	229	229
Mark to market adjustments on open positions	—	9,833	9,833
Fair value June 30, 2015	$—	$9,392	$9,392

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2013		2014				2015
Average LME zinc price	September 30	December 31	March 31	June 30	September 30	December 31	March 31	June 30
Quarter	$0.84	$0.86	$0.92	$0.94	$1.05	$1.01	$0.94	$0.99
Year-to-date	$0.87	$0.87	$0.92	$0.93	$0.97	$0.98	$0.94	$0.97

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
Eliminations related to the exclusion of revenue resulting primarily from EAF dust service fees charged by our Horsehead segment to our INMETCO segment, interest expense recorded on debt which is not allocated to our segments and selling, general and administrative expenses related to our corporate division are not recorded within our three segments.
Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014
Consolidated net sales.
Consolidated net sales decreased $3.5 million, or 2.8%, to $122.8 million for the three months ended June 30, 2015, compared to $126.3 million for the three months ended June 30, 2014.

Change in consolidated net sales	(in millions)
Horsehead	$(11.3)
Zochem	(3.8)
INMETCO	(0.3)
Eliminations	(0.7)
Unrealized non-cash hedge adjustments	12.6
Total change in consolidated net sales	$(3.5)
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales decreased $7.9 million, or 6.8%, to $108.2 million for the three months ended June 30, 2015, compared to $116.1 million for the three months ended June 30, 2014.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(4.3)
Zochem	(3.2)
INMETCO	0.3
Eliminations	(0.7)
Total change in consolidated cost of sales (excluding depreciation and amortization)	$(7.9)
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $7.0 million, or 86.4%, to $15.1 million for the three months ended June 30, 2015, compared to $8.1 million for the three months ended June 30, 2014.

Change in consolidated depreciation and amortization	(in millions)
Depreciation associated with the new zinc facility	6.9
Other	0.1
Total change in consolidated depreciation and amortization	$7.0

•	The new zinc facility in Mooresboro, North Carolina began operations in May 2014.
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.7 million, or 11.5%, to $6.8 million for the three months ended June 30, 2015, compared to $6.1 million for the three months ended June 30, 2014. The increase is a result of an overall increase in labor, non cash compensation and legal costs.
Consolidated other income (expense).
Net consolidated other income (expense) was $3.1 million for the three months ended June 30, 2015, compared to $(2.7) million for the three months ended June 30, 2014.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(1.4)
Decrease in capitalized interest related to construction of new zinc facility	(4.7)
Increase in interest and other income	11.9
Total change in consolidated other income (expense)	$5.8

•	Increase in actual interest expense as a result of new debt issued on July 29, 2014 of $10 million in Senior Secured Notes and $40 million Unsecured Notes.

•	Decrease in capitalized interest due to the startup of the new zinc facility in May 2014.

•
Increase in interest and other income primarily as a result of an increase in income recorded under the Shell contract of $12.1 million during the three months ended June 30, 2015 as compared to the three months ended June 30, 2015. The sale of the Monaca site to Shell occurred in June 2015.

Consolidated income tax (benefit) expense.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Income tax benefit (in millions)	$(0.5)	$(1.6)
Effective tax rate	13.1%	23.9%

•
The effective tax rate for the three months ended June 30, 2015 decreased when compared to the three months ended June 30, 2014 due to an increase in the valuation allowance related to state net operating losses.

Consolidated net (loss) income.
Net loss for the three months ended June 30, 2015 was $(3.6) million compared to net loss of $(5.1) million for the three months ended June 30, 2014.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $11.3 million, or 14.6%, to $66.1 million for the three months ended June 30, 2015 compared to $77.4 million for the three months ended June 30, 2014.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(9.6)
Price realization increase due to zinc finished products and services	2.7
WOX/zinc calcine sales decrease	(4.5)
Miscellaneous and other sales increase	0.1
Total change in Horsehead net sales	$(11.3)

•
The zinc products volume reduction was primarily due the closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which continued during the second quarter of 2015. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014.

•
The increase in price realization during the three months ended June 30, 2015 primarily related to zinc metal and resulted from a 5.6% higher average LME zinc price for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

•
Zinc calcine was sold to third parties during the three months ended June 30, 2015 and WOX and zinc calcine was sold to third parties during the three months ended June 30, 2014. Zinc calcine will continue to be sold until the new zinc facility is operating at close to capacity.

•
Net sales during the three months ended June 30, 2015 were increased by unrealized non-cash adjustments of $10.2 million relating to our hedging activities. Net sales during the three months ended June 30, 2014 were decreased by unrealized non-cash adjustments of $1.6 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Zinc finished product shipments	16,803	20,881
WOX/calcine shipments	27,886	29,225
Total zinc product shipments on a zinc contained basis	34,203	40,691
Average sales price realization on a zinc contained basis	$0.80	$0.81
Net sales of zinc metal decreased $4.3 million, or 10.8%, to $35.6 million for the three months ended June 30, 2015, compared to $39.9 million for the three months ended June 30, 2014.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(6.7)
Increase in price realization	2.4
Total change in Horsehead zinc metal net sales	$(4.3)

•
The decrease in volume relates to a reduction in shipments due to the closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which continued during the second quarter of 2015.

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 5.6% in the average LME zinc price.
Net sales of zinc-based powders decreased $1.8 million to $0.9 million for the three months ended June 30, 2015 compared to $2.7 million for the three months ended June 30, 2014. The decrease was primarily due to the idling of production at our HZP facility due to a lack of raw material supply during the first quarter of 2014.

Revenues from EAF dust recycling decreased $0.9 million, or 8.7%, to $9.5 million for the three months ended June 30, 2015, compared to $10.4 million for the three months ended June 30, 2014.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(1.1)
Increase in price realization	0.2
Total change in Horsehead EAF Dust recycling net sales	$(0.9)

•	EAF dust receipts for the three months ended June 30, 2015 were 134,511 tons compared to 150,576 tons for the three months ended June 30, 2014.

•	The decrease in volume was the result of a reduction in EAF dust receipts due to lower steel production output from our customers during the second quarter of 2015.
Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $4.3 million, or 5.7%, to $70.8 million for the three months ended June 30, 2015, compared to $75.1 million for the three months ended June 30, 2014.

	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Cost of sales as a % of net sales, excluding non-cash losses related to hedging	107.1%	97.0%
Unrealized non-cash (gains) losses related to hedging	$(10.2)	$1.6
The cost of zinc material and other products sold for the three months ended June 30, 2015, decreased $3.7 million, or 5.5%, to $63.3 million, compared to $67.0 million for the three months ended June 30, 2014.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(9.4)
Increase in cost of zinc finished products shipped	6.0
Increase in recycling and other costs	0.5
Cost of sales relating to WOX and zinc calcine products produced	(0.8)
Total change in Horsehead cost of zinc metal and other products sold	$(3.7)

•	Volume decrease due to the ramp-up of the new zinc facility which continued through the second quarter of 2015.

•
The cost of zinc material includes $1.3 million of LCM inventory adjustments during the three months ended June 30, 2015 and LCM adjustments of $0.2 million for the three months ended June 30, 2014. The 2015 and 2014 LCM adjustments were the result of higher than normal production costs at the new zinc facility which operated at inefficient levels during its continued ramp-up. The 2014 LCM adjustments were also the result of higher than normal production costs which occurred during the final months of shutdown at our Monaca facility. The Monaca facility was permanently closed in April 2014.

Conversion costs for the Mooresboro facility, which began operations in May 2014, were $20.1 million for the three months ended June 30, 2015 and $4.3 million for the three months ended June 30, 2014. Conversion costs at the Mooresboro facility consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which was permanently closed at the end of April 2014, were $7.5 million for the three months ended June 30, 2014.

Conversion costs for the recycling facilities that process EAF dust increased approximately $1.1 million to $23.2 million for the three months ended June 30, 2015 from $22.1 million for the three months ended June 30, 2014.

Change in Horsehead recycling conversion costs	(in millions)
Maintenance related costs	0.9
Services	0.4
Natural gas	(0.5)
Other	0.3
Total change in Horsehead conversion costs	$1.1

•	Production remained relatively the same for the second quarter of 2015 as compared to the second quarter of 2014.

•	Conversion cost per ton increased 5.4% for the second quarter of 2015 compared to the second quarter of 2014.

The cost of EAF dust services decreased $0.6 million, or 7.4% to $7.5 million for the three months ended June 30, 2015, compared to $8.1 million for the three months ended June 30, 2014.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in volume	$(0.9)
Increase in transportation costs	0.3
Total change in Horsehead cost of EAF dust services	$(0.6)

•	EAF tons processed remained approximately the same during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Loss before taxes	$(2.4)	$(11.4)
Unrealized non-cash (gains) losses related to hedging	(10.2)	1.6
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(12.6)	$(9.8)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $3.8 million, or 10.2%, to $33.3 million for the three months ended June 30, 2015, compared to $37.1 million for the three months ended June 30, 2014.

Change in Zochem net sales	(in millions)
Lower shipment volume	$(4.6)
Increase in price realization	0.8
Total change in Zochem net sales	$(3.8)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

•
Price realization per pound increased 2.9% partially as a result of an increase in the average LME zinc price of 5.6% for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

•	Non-cash adjustments related to hedging activities were not material for both the three months ended June 30, 2015 and the three months ended June 30, 2014.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $3.2 million, or 9.8%, to $29.5 million for the three months ended June 30, 2015, compared to $32.7 million for the three months ended June 30, 2014.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Increase in cost of products shipped	$0.8
Decrease due to lower shipment volume	(4.0)
Total change in Zochem cost of sales (excluding depreciation and amortization)	$(3.2)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

Income before income taxes.
For the reasons stated above, income before income taxes was $2.5 million for the three months ended June 30, 2015, compared to $3.3 million for the three months ended June 30, 2014.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $0.3 million, or 2.0%, to $14.4 million for the three months ended June 30, 2015, compared to $14.7 million for the three months ended June 30, 2014.

Change in INMETCO net sales	(in millions)
Decrease in price realization	$(1.6)
Increase in shipment volume	1.2
Increase in other and miscellaneous sales	0.1
Total change in INMETCO net sales	$(0.3)

•
Lower price realization due to customer mix on tolling return shipments and a 29.6% decrease in the average LME nickel price for the three months ended June 30, 2015 compared to the three months ended June 30, 2014.

•
Hedging activities related to nickel resulted in no non-cash adjustments for the three months ended June 30, 2015 compared with an unfavorable non-cash adjustment of $0.9 million for the three months ended June 30, 2014.

Cost of sales (excluding depreciation and amortization).
Cost of sales increased $0.3 million, or 3.4%, to $9.0 million for the three months ended June 30, 2015 compared to $8.7 million for the three months ended June 30, 2014.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Higher shipment volume	$1.0
Lower cost of product shipped	(0.7)
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$0.3

•	Decrease in the cost of product shipped mainly due to lower raw material costs.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Income before taxes	$4.0	$3.7
Unrealized non-cash losses related to hedging	—	0.9
Income before taxes excluding unrealized non-cash adjustments related to hedging	4.0	4.6

Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales were $1.1 million for the three months ended June 30, 2015 compared to $0.4 million for the three months ended June 30, 2014. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment and the exclusion of metal sales charged from our Horsehead segment to our Zochem segment.

Loss before income taxes.
Loss before income taxes increased $5.9 million to $8.2 million for the three months ended June 30, 2015 compared to $2.3 million for the three months ended June 30, 2014. The increase in loss before income taxes was due to an increase in actual interest expense of $1.3 million due to an increase in debt recorded in our corporate division and a decrease in capitalized interest of $4.6 million due to the completion of the new zinc facility in May 2014
Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014
Consolidated net sales.
Consolidated net sales decreased $11.4 million, or 4.8%, to $224.9 million for the six months ended June 30, 2015, compared to $236.3 million for the six months ended June 30, 2014.

Change in consolidated net sales	(in millions)
Horsehead	$(12.3)
Zochem	(4.3)
INMETCO	(3.4)
Eliminations	(0.6)
Unrealized non-cash hedge adjustments	9.2
Total change in consolidated net sales	$(11.4)
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales decreased $1.8 million, or 0.8%, to $214.3 million for the six months ended June 30, 2015, compared to $216.1 million for the six months ended June 30, 2014.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$2.8
Zochem	(3.1)
INMETCO	(1.0)
Eliminations	(0.5)
Total change in consolidated cost of sales (excluding depreciation and amortization)	$(1.8)
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $13.9 million, or 106.9%, to $26.9 million for the six months ended June 30, 2015, compared to $13.0 million for the six months ended June 30, 2014.

Change in consolidated depreciation and amortization	(in millions)
Depreciation associated with the new zinc facility	14.0
Other	(0.1)
Total change in consolidated depreciation and amortization	$13.9

•	The new zinc facility in Mooresboro, North Carolina began operations in May 2014.
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $1.5 million, or 12.4%, to $13.6 million for the six months ended June 30, 2015, compared to $12.1 million for the six months ended June 30, 2014. The increase is a result of an overall increase in labor, non cash compensation and legal costs.
Consolidated other income (expense).
Net consolidated other income (expense) was $(5.5) million for the six months ended June 30, 2015, compared to $(0.8) million for the six months ended June 30, 2014.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(2.6)
Decrease in capitalized interest related to construction of new zinc facility	(12.0)
Increase in interest and other income	9.9
Total change in consolidated other income (expense)	$(4.7)

•	Increase in actual interest expense as a result of new debt issued on July 29, 2014 of $10 million in Senior Secured Notes and $40 million Unsecured Notes.

•	Decrease in capitalized interest due to the startup of the new zinc facility in May 2014.

•
Increase in interest and other income primarily as a result of an increase in income recorded under the Shell contract of $11.6 million partially offset by a decrease in scrap sales of $1.0 million during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The sale of the Monaca site to Shell occurred in June 2015.

Consolidated income tax benefit.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Income tax benefit (in millions)	$(13.4)	$(1.2)
Effective tax rate	37.8%	21.7%

•
The effective tax rate for the six months ended June 30, 2015 increased when compared to the six months ended June 30, 2014 due to higher than previously projected pretax losses coupled with lower foreign subsidiary statutory tax rates.

Consolidated net loss.
Net loss for the six months ended June 30, 2015 was $(22.1) million compared to net loss of $(4.4) million for the six months ended June 30, 2014.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $12.3 million, or 9.1%, to $123.5 million for the six months ended June 30, 2015 compared to $135.8 million for the six months ended June 30, 2014.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(23.9)
Price realization increase due to zinc finished products and services	4.2
WOX/zinc calcine sales increase	5.2
Miscellaneous and other sales increase	2.2
Total change in Horsehead net sales	$(12.3)

•
The zinc products volume reduction was primarily due the closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which continued during the second quarter of 2015. During the first quarter of

2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014.

•
The increase in price realization during the six months ended June 30, 2015 primarily related to zinc metal and resulted from a 4.0% higher average LME zinc price for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•
Zinc calcine was sold to third parties during the six months ended June 30, 2015 and both WOX and zinc calcine were sold to third parties during the six month ended June 30, 2014. Zinc calcine will continue to be sold until the new zinc facility is operating at close to capacity.

•
Net sales during the six months ended June 30, 2015 were increased by unrealized non-cash adjustments of $9.9 million relating to our hedging activities. Net sales during the six months ended June 30, 2014 were increased by unrealized non-cash adjustments of $2.3 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Zinc finished product shipments	31,088	41,759
WOX/calcine shipments	51,069	38,151
Total zinc product shipments on a zinc contained basis	63,265	67,360
Average sales price realization on a zinc contained basis	$0.80	$0.85
Net sales of zinc metal decreased $14.1 million, or 17.9%, to $64.7 million for the six months ended June 30, 2015, compared to $78.8 million for the six months ended June 30, 2014.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(17.8)
Increase in price realization	3.7
Total change in Horsehead zinc metal net sales	$(14.1)

•
The decrease in volume relates to a reduction in shipments due to the closure of the Monaca facility in April 2014 and the ramp-up of production at the new zinc facility which continued during the six months ended June 2015.

•	The increase in price realization was a result of an increase in the average price per ton on zinc metal sold and an increase of 4.0% in the average LME zinc price.
Net sales of zinc-based powders decreased $4.1 million to $1.6 million for the six months ended June 30, 2015 compared to $5.7 million for the six months ended June 30, 2014. The decrease was primarily due to the idling of production at our HZP facility due to a lack of raw material supply during the first quarter of 2014.

Revenues from EAF dust recycling decreased $1.5 million, or 7.3%, to $19.1 million for the six months ended June 30, 2015, compared to $20.6 million for the six months ended June 30, 2014.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(1.8)
Increase in price realization	0.3
Total change in Horsehead EAF Dust recycling net sales	$(1.5)

•	EAF dust receipts for the six months ended June 30, 2015 were 265,021 tons compared to 290,684 tons for the six months ended June 30, 2014.

•	The decrease in volume was the result of a reduction in EAF dust receipts due to lower steel production output from our customers during the six months ended June 30, 2015.
Cost of sales (excluding depreciation and amortization).

Cost of sales increased $2.8 million, or 2.1%, to $137.7 million for the six months ended June 30, 2015, compared to $134.9 million for the six months ended June 30, 2014.

	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Cost of sales as a % of net sales, excluding non-cash losses related to hedging	111.5%	99.3%
Unrealized non-cash losses (gains) related to hedging	$(9.9)	$(2.3)
The cost of zinc material and other products sold for the six months ended June 30, 2015, increased $4.0 million, or 3.4%, to $122.9 million, compared to $118.9 million for the six months ended June 30, 2014.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(24.5)
Increase in cost of zinc finished products shipped	21.2
Cost of sales relating to WOX and zinc calcine products produced	6.6
Increase in recycling and other costs	0.7
Total change in Horsehead cost of zinc metal and other products sold	$4.0

•	Volume decrease due to the ramp-up of the new zinc facility which continued through the second quarter of 2015.

•
The cost of zinc material includes $3.6 million of LCM inventory adjustments during the six months ended June 30, 2015 and LCM adjustments of $1.1 million for the six months ended June 30, 2014. The 2015 and 2014 LCM adjustments were the result of higher than normal production costs at the new zinc facility which operated at inefficient levels during its continued ramp-up. The 2014 LCM adjustments were also the result of higher than normal production costs which occurred during the final months of shutdown at our Monaca facility. The Monaca facility was permanently closed in April 2014.

Conversion costs for the Mooresboro facility, which began operations in May 2014, were $42.4 million for the six months ended June 30, 2015 and $4.3 million for the six months ended June 30, 2014. Conversion costs at the Mooresboro facility consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which was permanently closed at the end of April 2014, were $31.3 million for the six months ended June 30, 2014.

Conversion costs for the recycling facilities that process EAF dust increased approximately $3.0 million to $46.8 million for the six months ended June 30, 2015 from $43.8 million for the six months ended June 30, 2014.

Change in Horsehead recycling conversion costs	(in millions)
Labor	$0.7
Coke	0.7
Maintenance related costs	1.9
Services	0.7
Natural gas	(1.3)
Other	0.3
Total change in Horsehead conversion costs	$3.0

•	Production increased 5.4% for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

•	Conversion cost per ton increased 1.4% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

The cost of EAF dust services decreased $1.2 million, or 7.5% to $14.8 million for the six months ended June 30, 2015, compared to $16.0 million for the six months ended June 30, 2014.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in volume	$(1.4)
Increase in transportation costs	0.2
Total change in Horsehead cost of EAF dust services	$(1.2)

•	EAF tons processed increased 5.4% during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Loss before taxes	$(28.3)	$(15.4)
Unrealized non-cash gains related to hedging	(9.9)	(2.3)
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(38.2)	$(17.7)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $4.3 million, or 5.9%, to $68.5 million for the six months ended June 30, 2015, compared to $72.8 million for the six months ended June 30, 2014.

Change in Zochem net sales	(in millions)
Lower shipment volume	$(7.9)
Increase in price realization	3.6
Total change in Zochem net sales	$(4.3)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

•
Price realization per pound increased 5.5% partially as a result of an increase in the average LME zinc price of 4.0% for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•	Non-cash adjustments related to hedging activities were not material for both the six months ended June 30, 2015 and the six months ended June 30, 2014.
Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $3.1 million, or 4.8%, to $61.1 million for the six months ended June 30, 2015, compared to $64.2 million for the six months ended June 30, 2014.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Increase in cost of products shipped	$3.8
Decrease due to lower shipment volume	(6.9)
Total change in Zochem cost of sales (excluding depreciation and amortization)	$(3.1)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

Income before income taxes.
For the reasons stated above, income before income taxes was $4.5 million for the six months ended June 30, 2015, compared to $6.8 million for the six months ended June 30, 2014.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $3.4 million, or 12.2%, to $24.5 million for the six months ended June 30, 2015, compared to $27.9 million for the six months ended June 30, 2014.

Change in INMETCO net sales	(in millions)
Decrease in price realization	$(1.7)
Decrease in shipment volume	(1.5)
Decrease in other and miscellaneous sales	(0.2)
Total change in INMETCO net sales	$(3.4)

•
Decrease in price realization due to 17.2% decrease in average LME nickel price and the customer mix on tolling return shipments for the six months ended June 30, 2015 compared to the six months ended June 30, 2014.

•	Decrease in shipment volume as a result of the planned annual maintenance shutdown that occurred in January 2015.

•
Hedging activities related to nickel resulted in no non-cash adjustments for the three months ended June 30, 2015 compared with an unfavorable non-cash adjustment of $0.9 million for the three months ended June 30, 2014.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $1.0 million, or 5.6%, to $16.8 million for the six months ended June 30, 2015 compared to $17.8 million for the six months ended June 30, 2014.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Lower shipment volume	$(1.3)
Higher cost of product shipped	0.3
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(1.0)

•	Lower shipment volume and higher cost of product shipped resulted from the planned annual maintenance shutdown that occurred in January 2015.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Income before taxes	$4.7	$5.4
Unrealized non-cash losses related to hedging	—	1.7
Income before taxes excluding unrealized non-cash adjustments related to hedging	$4.7	$7.1
Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales were $1.4 million for the six months ended June 30, 2015 compared to $0.8 million for the six months ended June 30, 2014. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment and the exclusion of metal sales charged from our Horsehead segment to our Zochem segment.

Loss before income taxes.
Loss before income taxes increased $14.1 million to $16.5 million for the six months ended June 30, 2015 compared to $2.4 million for the six months ended June 30, 2014. The increase in loss before income taxes was due primarily to an increase in actual interest expense of $2.3 million due to an increase in debt recorded in our corporate division and a decrease in capitalized interest of $11.4 million due to the completion of the new zinc facility in May 2014.

Liquidity and Capital Resources

Liquidity

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million. In connection with the Secured Notes offering, we amended our former ABL Facility to permit the offering of the Secured Notes and the incurrence of liens on the collateral that secures the Secured Notes and the former ABL Facility. On June 30, 2014, we entered into an amendment which increased our advance rates on borrowings under the agreement. On September 22, 2014, we entered into an additional amendment which amended the definition of an eligible receivable with respect to a certain customer for a stated time period. We had $20,800 in outstanding borrowings on the former ABL Facility as of June 30, 2015. We had no availability remaining on this facility at June 30, 2015. The former ABL Facility was terminated on July 6, 2015, as described below.
On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of June 30, 2015, we had $18.8 million in outstanding borrowings on this facility and $0.9 million in availability remaining on this agreement.
On December 21, 2012, Zochem entered into a $15.0 million CAD Zochem Facility. We also entered into this facility as a guarantor of Zochem’s obligations. Zochem entered into this agreement to support liquidity needs for its recently completed production capacity expansion. On April 29, 2014, we terminated the $15.0 million CAD Zochem Facility and entered into a new $20.0 million 2014 Zochem Facility. Terms under the 2014 Zochem Facility are essentially the same as the terms under the terminated Zochem Facility. We had $17.6 million in outstanding borrowings on this facility as of June 30, 2015. We had $2.0 million of availability remaining at June 30, 2015 on this facility.
On June 3, 2013, we completed the private placement of an additional $20.0 million in aggregate principal amount of 2013 Additional Notes at an issue price of 106.5% of the principal amount. The 2013 Additional Notes were issued at an effective interest rate of 8.6%. We received net proceeds from the offering of $21.0 million.
On June 24, 2013, INMETCO entered into the INMETCO Facility. We entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into this facility to support working capital requirements and for general corporate purposes. On March 31, 2014, we entered into the First Amendment to the Credit Agreement, which amended certain provisions of the Credit Agreement, including the increase of the maximum advances allowed to $20.0 million. We had $20.0 million in outstanding borrowings on this facility as of June 30, 2015 and no remaining availability. The INMETCO Facility was terminated on July 6, 2015, as described below.
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

At June 30, 2015, there was an aggregate of $205.0 million of Secured Notes outstanding.
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

On July 6, 2015, we entered into a new $80.0 million secured revolving credit facility which matures on May 15, 2017. The new revolving credit facility replaces the $20.0 million INMETCO Facility and the $60.0 million ABL Facility. The new revolving credit facility accommodates a broader borrowing base than the two previous credit facilities and adds approximately $30.0 million of additional liquidity.

Outlook

Our new zinc facility currently in the ramp-up phase has experienced operational difficulties that we believe are typical of a start-up of this size which have resulted in production interruptions. Numerous improvements have been made to remediate these issues. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. These issues, however, have slowed the ramp-up rate and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility.

On April 1, 2015, we announced that the facility had produced approximately 10,000 tons of zinc during the first quarter of 2015. During January 2015, we produced approximately 4,600 tons of zinc metal. We reduced the plating rate for several days in January to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by extreme cold weather conditions. On February 20, 2015, we began a planned outage to address several of these issues. Production for the first quarter of 2015 was also affected by the outage during which we also installed a bypass to resolve a problem with a clarifier in the leach feed circuit. After an extended period to completely drain the clarifier, the root cause of the issue was addressed and the clarifier was placed back into service.

In April 2015, the facility produced approximately 2,800 tons of zinc metal. Production was lower than expected primarily due to an extended period of exceptionally heavy rains which filled our containments and holding ponds, requiring us to process the excess water in the plant rather than produce zinc. This event highlighted a limitation in the capacity of our process and storm water utilization capability. As a result, we engaged Veolia, a third party water management company, to install a portable unit on-site to mitigate the excess water while we evaluate our options to expand the capacity of our own equipment. This unit is now operational and substantially mitigates the risk of a plant shut down caused by significant rainfall. In addition, in April, we engaged a team of engineers with hydrometallurgical plant experience from Hatch Associates to supplement our operations and engineering team and support the on-going ramp-up.

On June 1, 2015, we announced that the facility produced approximately 4,100 tons of zinc metal during May 2015. May's production was the highest monthly production since January of this year.
On July 2, 2015, we announced that the facility produced approximately 3,700 tons of zinc metal during June 2015. June's production was slowed initially while implementing certain improvements but accelerated through the latter half of the month with 2,600 of the 3,700 tons processed after the 15th of June. Production for the second quarter of 2015 was approximately 10,600 tons compared to approximately 10,000 tons during the first quarter of 2015. Although production improved, it was primarily paced by the capacity of our process for removing impurities from the system, the so-called bleed treatment system, and by intermittent equipment reliability issues.

Regarding the third quarter of 2015, we are encouraged by the improvements implemented in July. We better understand the bottleneck issues in bleed treatment and have successfully implemented measures which have allowed us to increase production. We took a short outage in early July to perform needed maintenance work, however, we have deferred the installation of the previously announced bypass around the first solvent extraction settler while we evaluate an alternate, lower-cost approach to control solids accumulation in the settler. We have developed a final solution to the design limitation in bleed treatment and will be installing a temporary pilot plant to test this concept before we engineer and install the permanent solution and expect this to be operational sometime in August. Upgrades made during the planned outage, along with the additional treatment capacity supplied by Veolia for processing rain water, have eased the bottleneck in our bleed treatment circuit. Several upgrades aimed at improving the reliability of pumps, piping and control systems are scheduled to be installed in the third quarter. We have decided to postpone any further ramp-up activity on the lead-silver recovery circuit until the arrival and installation of new pumps and other equipment that are properly designed to efficiently operate that facility. We expect this may take several months. During July, a month in which we took a planned outage, the facility produced approximately 4,000 tons of zinc metal. We expected better performance in July; however, we experienced unexpected production constraints due to reliability issues, caused mainly by design deficiencies, some of which we have remedied. We are encouraged that the operations in Mooresboro appear to have stabilized over the past quarter. We expect continued steady progress as we debottleneck the facility and systematically address equipment reliability issues. We continue to believe that once we are operating efficiently at full capacity, we will realize significant benefits from our investment in this transformative project. Timing, however, for achieving specific milestones during the ramp-up or the completion of the ramp-up to full zinc production, however, cannot be predicted with certainty at this time. Once fully operational, we expect the new zinc facility to be capable of producing over 155,000 tons of zinc metal per year with equipment capable of producing over 170,000 tons of zinc metal per year.

During 2014 and the first six months of 2015, we experienced a decline in our liquidity due to a reduction in the borrowing base of our $60.0 million ABL facility during the period between the end of production at the Monaca facility and the end of the first quarter of 2015 as we worked on ramping-up production at our new Mooresboro facility. On July 6, 2015, we entered into a new $80.0 million secured revolving credit facility. The new revolving credit facility replaces the $20.0 million INMETCO Facility and the $60.0 million ABL Facility. The new revolving credit facility accommodates a broader borrowing base than the two previous credit facilities and adds approximately $30.0 million of additional liquidity.
We typically finance our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations. We believe the combination of (i) our cash balance of approximately $51.0 million at June 30, 2015, which includes the remaining net proceeds from the stock offering on January 28, 2015 (ii) our availability under our 2014 Zochem Facility and Credit Agreement of $2.9 million (iii) the additional availability of approximately $30.0 million under our new credit facility entered into on July 6, 2015, (iv) our cost reduction initiatives and (v) our expected cash generated from operations will be sufficient to satisfy our liquidity and capital requirements, including capital requirements related to our capital needs based on the ramp-up to full production of the new zinc facility, for the next twelve months. Although we believe we could obtain additional credit and reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, by factors relating to the ramp up of our new zinc facility and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report and in our other filings with the SEC, including our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
Cash and Cash Equivalents
Our balance of cash and cash equivalents at June 30, 2015 was $51.0 million, an increase of $20.3 million from the December 31, 2014 balance of $30.7 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations used a net $46.0 million of cash for the six months ended June 30, 2015. The cash flows used represent the operating loss for the six months ended June 30, 2015. Additionally, an increase in inventory, a decrease in accounts payable and a decrease in accrued expenses used $7.0 million, $7.1 million and $5.5 million, respectively, of cash during the first six months of 2015.
Our investment in working capital was $101.7 million at June 30, 2015 and $48.5 million at December 31, 2014. The increase in working capital was primarily due to an increase in current assets, primarily prepaid assets and a reduction in accounts payable and accrued expenses during the six months ended June 30, 2015.
Cash Flows from Investing Activities
Capital expenditures were $15.1 million for the six months ended June 30, 2015. Additionally, we received proceeds of $9.0 million related to the sale of the Monaca land to Shell which occurred in June 2015.
Cash Flows from Financing Activities
Cash provided by financing activities for the six months ended June 30, 2015 totaled $72.4 million. We received net proceeds of $69.6 million from the issuance of stock on January 28, 2015. Borrowings of $0.4 million on the Credit Agreement were offset by payments on the Credit Agreement of $1.5 million. We borrowed $42.3 million on our credit facilities and repaid $38.1 million.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of June 30, 2015, we had letters of credit outstanding in the amount of $7.9 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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
Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and to cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, at June 30, 2015, we currently utilize eight different brokers for our hedging program.

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

During the second quarter of 2015, we added zinc fixed price swaps for the month of June 2015 at an average price of approximately $1.01 per pound for a total quantity covered of approximately 9,900 tons, fixed price swaps for the third quarter of 2015 at an average price of $1.07 per pound for a total quantity covered of approximately 18,200 tons and fixed price swaps for the fourth quarter of 2015 at an average price of $1.07 for a total quantity covered of approximately 16,900 tons.

We paid cash of $0.8 million and $0.7 million from the settlement of zinc fixed price swaps during the three and six months ended June 30, 2015, respectively and paid cash of $0.01 million and $1.0 million during the three and six months ended June 30, 2014, respectively.
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

Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the six months ended June 30, 2015.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures.

Our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are effective to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

During the quarter ending June 30, 2015, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
Credit Agreement, dated as of June 30, 2015, by and among Horsehead Corporation, The International Metals Reclamation Company, LLC and Horsehead Metal Products, LLC as Borrowers, the lenders from time to time party hereto, as Lenders, and Macquarie Bank Limited, as Administrative Agent and Sole Arranger (incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed on July 7, 2015)

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on August 7, 2015.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	August 7, 2015
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	August 7, 2015
Robert D. Scherich