Form 10-Q
period 2015-09-30
Horsehead Holding Corp
filed 2015-11-09
CIK 1385544

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of November 6, 2015 was 57,938,598.

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
These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and the liquidity and value of our securities and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our ability to resolve the operational issues that have delayed the ramp-up of production at our Mooresboro, North Carolina facility; the availability of funds to resolve the operational issues we have experienced at our Mooresboro, North Carolina facility, such as the remediation of equipment failures and the replacement or redesign of portions of the facility; our ability to realize the projected benefits from our Mooresboro, North Carolina facility; the impact on our liquidity of recent declines in the prices of zinc metal and nickel; fluctuations in the availability of zinc and nickel and in levels of customer demand; the effectiveness of our hedging strategies, including those relating to the prices of energy, raw materials and zinc products, and our ability to continue implementing these strategies in the future; our substantial level of indebtedness and our ability to service and refinance our debt, substantially all of which matures in 2017; current and future credit and financial market conditions; the effect of competing technologies, materials or imports on demand for our products and services; the effect of competition by other manufacturers of zinc and nickel products; material disruptions at any of our manufacturing facilities, including for equipment, power failures or industrial accidents; work stoppages and labor disputes; fluctuations in the costs or availability of our energy supplies; decreases in order volume from major customers; increasing costs of compliance with environmental, health and safety laws and responding to potential liabilities and changes under these laws; a failure to implement our business strategy; our ability to attract and retain key personnel and skilled operators; our ability to protect our intellectual property and know-how; our dependence on third parties for transportation services; and our ability to successfully manage the integration of businesses that we acquire.
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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
September 30, 2015 (Unaudited) and December 31, 2014
(Amounts in thousands, except per share amounts)

	September 30, 2015	December 31, 2014
ASSETS
Current assets
Cash and cash equivalents	$34,934	$30,714
Accounts receivable, net of allowance of $493 and $371, respectively	63,753	60,242
Inventories, net	53,712	55,008
Prepaid expenses and other current assets	10,919	3,755
Deferred income taxes	5,843	5,251
Total current assets	169,161	154,970
Property, plant and equipment, net	786,024	799,093
Other assets
Intangible assets, net	9,626	10,192
Restricted cash	8,930	—
Deferred income taxes	21,060	—
Deferred finance costs and other	8,051	9,262
Total other assets	47,667	19,454
Total assets	$1,002,852	$973,517
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$11,102	$3,044
Accounts payable	65,480	67,734
Accrued expenses	38,707	35,645
Total current liabilities	115,289	106,423
Long-term debt, less current maturities	412,313	406,016
Other long-term liabilities	17,076	18,291
Deferred income taxes	—	8,602
Commitments and contingencies
Stockholders’ equity
Common stock, par value $0.01 per share; 100,000 shares authorized; 56,666 and 50,719 shares issued and outstanding in 2015 and 2014, respectively	567	507
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	387,351	313,815
Retained earnings	65,888	115,377
Accumulated other comprehensive income	529	534
Total stockholders’ equity before noncontrolling interest	454,335	430,233
Noncontrolling interest	3,839	3,952
Total stockholders’ equity	458,174	434,185
Total liabilities and stockholders’ equity	$1,002,852	$973,517
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
For the three and nine months ended September 30, 2015 and 2014
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales of zinc material and other goods	$85,395	$85,474	$267,302	$275,794
Net sales of nickel-based material and other services	12,472	14,571	37,003	40,740
EAF dust service fees	9,127	10,933	27,631	30,773
Net sales	106,994	110,978	331,936	347,307
Cost of sales of zinc material and other goods	105,737	87,013	288,931	269,861
Cost of sales of nickel-based material and other services	7,158	7,807	23,400	24,848
Cost of EAF dust services	7,561	9,386	22,408	25,367
Restructuring expenses	—	—	—	205
Cost of sales (excluding depreciation and amortization)	120,456	104,206	334,739	320,281
Depreciation and amortization	14,188	10,528	41,178	23,496
Selling, general and administrative expenses	5,912	5,665	19,486	17,790
Total costs and expenses	140,556	120,399	395,403	361,567
Loss from operations	(33,562)	(9,421)	(63,467)	(14,260)
Other income (expense)
Interest expense	(10,017)	(8,968)	(28,245)	(12,502)
Interest and other income	488	4,144	13,073	6,911
Total other income (expense)	(9,529)	(4,824)	(15,172)	(5,591)
Loss before income taxes	(43,091)	(14,245)	(78,639)	(19,851)
Income tax benefit	(15,715)	(7,235)	(29,150)	(8,450)
NET LOSS	$(27,376)	$(7,010)	$(49,489)	$(11,401)
Loss per common share:
Basic	$(0.48)	$(0.14)	$(0.88)	$(0.23)
Diluted	$(0.48)	$(0.14)	$(0.88)	$(0.23)
Weighted average shares outstanding:
Basic	56,664	50,715	56,062	50,670
Diluted	56,664	50,715	56,062	50,670
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
For the three and nine months ended September 30, 2015 and 2014
(Unaudited)
(Amounts in thousands except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(27,376)	$(7,010)	$(49,489)	$(11,401)
Other comprehensive loss, net of tax:
Net pension liability adjustment	(2)	(3)	(5)	(12)
Comprehensive loss	$(27,378)	$(7,013)	$(49,494)	$(11,413)
The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
For the nine months ended September 30, 2015
(Unaudited)
(Amounts in thousands)

					Accumulated Other Comprehensive Income
	Common Stock		Additional Paid-In Capital	Retained Earnings		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2014	50,719	$507	$313,815	$115,377	$534	$3,952	$434,185
Restricted stock vesting	194	2	(2)	—	—	—	—
Stock compensation expense	—	—	4,105	—	—	—	4,105
Stock option exercise	3	—	33	—	—	—	33
Net tax benefit of equity award vesting	—	—	277	—	—	—	277
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net proceeds from equity offering	5,750	58	69,564	—	—	—	69,622
Restricted stock withheld for taxes	—	—	(441)	—	—	—	(441)
Comprehensive loss, net of tax	—	—	—	(49,489)	(5)	—	(49,494)
Balance at September 30, 2015	56,666	$567	$387,351	$65,888	$529	$3,839	$458,174
The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the nine months ended September 30, 2015 and 2014
(Unaudited)
(Amounts in thousands)

	2015	2014
Cash Flows from Operating Activities:
Net loss	$(49,489)	$(11,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41,178	23,496
Deferred income tax benefit	(30,254)	(1,358)
Accretion on debt	2,866	2,851
Accretion on ESOI liabilities	313	322
Amortization of deferred finance costs	2,777	1,963
(Gains) losses on writedown or disposal of assets	(11,866)	1,037
(Gains) on derivative financial instruments	(6,805)	(1,692)
Lower of cost or market adjustment to inventories	3,627	1,590
Non-cash compensation expense	4,105	3,584
Capitalization of interest	(2,242)	(14,145)
Changes in operating assets and liabilities:
(Increase) in accounts receivable, net	(3,511)	(1,032)
(Increase) decrease in inventories, net	(2,331)	21,341
Decrease (increase) in prepaid expenses and other current assets	1,080	(7,427)
Decrease (increase) in deferred finance costs and other	60	(693)
(Decrease) in accounts payable	(2,254)	(28,910)
Increase in accrued expenses	5,985	2,332
(Decrease) increase in other long-term liabilities	(1,528)	454
Net cash used in operating activities	(48,289)	(7,688)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(26,784)	(106,488)
Increase in restricted cash	(8,930)	—
Proceeds related to the sale of land	9,000	—
Net cash used in investing activities	(26,714)	(106,488)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	69,622	—
Proceeds from the issuance of debt	—	51,300
Distributions to noncontrolling interest equity holders	(113)	(113)
Borrowings on the Credit Facilities	65,951	30,224
Repayments on the Credit Facilities	(52,730)	(29,724)
Debt issuance costs	(1,644)	(1,775)
Borrowings on the Credit Agreement	496	1,172
Repayments on the Credit Agreement	(2,228)	(2,126)
Proceeds from the exercise of stock options	33	941
Tax effect of share based compensation award exercise and vesting	277	800
Restricted stock withheld for taxes	(441)	(683)
Net cash provided by financing activities	79,223	50,016
Net increase (decrease) in cash and cash equivalents	4,220	(64,160)
Cash and cash equivalents at beginning of period	30,714	136,327
Cash and cash equivalents at end of period	$34,934	$72,167

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2015. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
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

Issued

In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements (Topic 835) ("ASU 2015-15") as the guidance in ASU No. 2015-03, Interest - Imputation of Interest (Topic 835) ("ASU 2015-03") issued in April 2015 did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows entities to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company currently presents debt issuance costs related to line-of-credit arrangements as an asset and therefore adoption of this guidance has no impact on its financial position nor results of operations.

In April 2015, the FASB issued ASU 2015-03, which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15), which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for annual and interim periods ending after December 15, 2016 with early application permitted. The Company does not expect that the adoption of this ASU will have a material impact on our Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU 2014-09"), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 was to be effective for public entities for annual and interim periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) and delayed the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

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
On November 7, 2014, the Company announced that Shell Chemical LP ("Shell") had exercised its option under the Amended and Restated Option and Purchase Agreement between Shell and Horsehead Corporation ("Horsehead") to purchase the site of Horsehead’s facility located in Monaca, Pennsylvania, which also included the HZP facility site. The HZP production facility was subsequently demolished under the agreement with Shell. Sale of the site where the Monaca, Pennsylvania facility and HZP facility were located occurred in June 2015. HZP was dissolved on June 2, 2015.

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

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	$174
Cash payments	$(9)
Accrual at December 31, 2013	$7,682
Adjustments to previously recorded restructuring charges	$288
Cash payments	$(7,509)
Accrual at December 31, 2014	$461
Cash payments	$(252)
Accrual at March 31, 2015	$209
Cash payments	$(168)
Remaining accrual at June 30, 2015	$41
Cash payments	$(41)
Remaining accrual at September 30, 2015	$—

Costs associated with exit or disposal activities (e.g., costs to close facilities) are recognized and measured at their fair value in the period in which the liability is incurred. The Company incurred approximately $2.6 million during 2014 related to costs associated with exit and disposal activities and incurred an additional $0.6 million during the first nine months of 2015 and does not expect to incur any additional costs during the remainder of 2015. These costs are included in Cost of sales (excluding depreciation and amortization) in the Consolidated Statement of Operations.
NOTE D—CASH AND CASH EQUIVALENTS
Cash and cash equivalents consisted of the following at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Cash in bank	$34,716	$30,497
Money market demand account	218	217
	$34,934	$30,714
The Company’s cash balance was concentrated in three U.S. banks and one Canadian bank at both September 30, 2015 and December 31, 2014. The Company carries deposits in excess of federally insured amounts. At September 30, 2015, the Company had $7,246 in cash held at foreign institutions. The Company does not believe that it is exposed to significant concentration of credit risk.
The money market demand account carried an interest rate of 0.15% at both September 30, 2015 and December 31, 2014. The balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE E—INVENTORIES
Inventories consisted of the following at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Raw materials	$15,626	$17,493
Work-in-process	3,325	2,847
Finished goods	20,674	21,885
Supplies and spare parts	14,087	12,783
	$53,712	$55,008
Inventories were net of reserves for slow moving inventory of $5,562 at both September 30, 2015 and December 31, 2014.
The Company did not record any lower of cost or market ("LCM") adjustments to its finished goods inventories at September 30, 2015 but recorded $445 in LCM adjustments at September 30, 2014 and recorded total LCM adjustments during the nine months ended September 30, 2015 and 2014 of $3,627 and $1,590, respectively. The Company recorded total LCM adjustments to its finished goods inventories of $3,561 during 2014. The LCM adjustments are included in "Cost of sales (excluding depreciation and amortization)" in the Consolidated Statement of Operations. The 2015 and 2014 LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price, increased production costs in 2014 at the Monaca facility as the plant operated at inefficient levels during the final weeks of operation until it was permanently closed in April 2014 and the incurrence of higher than normal production costs in 2014 and 2015 related to the new zinc facility in Mooresboro, North Carolina ("new zinc facility") which operated at inefficient levels during its continued ramp up.

NOTE F—PREPAID EXPENSES AND OTHER CURRENT ASSETS
Prepaid expenses and other current assets consisted of the following at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Fair value hedge contracts	$8,178	$—
Other	2,741	3,755
	$10,919	$3,755
See Note P – Accounting for Derivative Instruments and Hedging Activities for more information regarding Prepaid hedge contracts.

NOTE G—PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consisted of the following at September 30, 2015 and December 31, 2014.

	September 30, 2015	December 31, 2014
Land and land improvements	$49,627	$50,117
Buildings and building improvements	98,694	96,904
Machinery and equipment	746,853	736,815
Construction in progress	45,092	33,556
	940,266	917,392
Less accumulated depreciation	(154,242)	(118,299)
	$786,024	$799,093
The Company capitalized $747 and $2,242 of interest expense during the three and nine months ended September 30, 2015, respectively, and capitalized $594 and $14,147 of interest expense during the three and nine months ended September 30, 2014, respectively. The interest expense capitalized related to the construction of the new zinc facility in Mooresboro, North Carolina,

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

which began operations in May 2014. Interest expense capitalized subsequent to May 2014 relates to the lead/silver recovery unit at the new zinc facility which has not yet begun operations. Through September 30, 2015, the Company has capitalized a total of $57,636 of interest expense related to the new zinc facility.

On November 7, 2014, the Company announced that Shell had exercised its option to purchase the Monaca, Pennsylvania site, under the Amended and Restated Option and Purchase Agreement. The operations at the former Monaca facility had been permanently shut down in April 2014 and subsequently demolished and the only remaining asset was land which had a net book value of approximately $1.2 million. Sale of the site was completed in June 2015 and the Company recognized a gain of approximately $12.2 million, which was recorded in Interest and other income in the Consolidated Statement of Operations.
NOTE H— DEFERRED FINANCE COSTS AND OTHER
Deferred finance costs and other at September 30, 2015 and December 31, 2014 consisted of the following:

	September 30, 2015	December 31, 2014
Deferred finance costs	$6,908	$8,042
Other	1,143	1,220
	$8,051	$9,262
See Note I – Long Term Debt for additional information regarding deferred finance costs.
NOTE I—LONG –TERM DEBT
Long-term debt consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	92,382	89,448
10.50% Senior Secured Notes due June 2017, net of debt premium	205,101	205,169
9.00% Senior Unsecured Notes due July 2017	40,000	40,000
ABL Facility, interest payable at variable rates	—	14,830
Macquarie Credit Facility, interest payable at variable rates	59,451	—
Zochem Credit Facility, interest payable at variable rates	8,000	19,400
INMETCO Credit Facility, interest payable at variable rates	—	20,000
Credit Agreement, interest payable at variable rates	18,226	19,958
	423,415	409,060
Less portion currently payable	11,102	3,044
	$412,313	$406,016

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
In accordance with the guidance under Accounting Standards Codification ("ASC") 815-15 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability component of the Convertible Notes was calculated to be $78,174 and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,805, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the bonds using the interest method as required by ASC 835-30 Imputation of Interest.
The indenture governing the Convertible Notes contains customary reporting and other covenants. The Company was in compliance with all covenants at September 30, 2015.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 was accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. The Company recognized interest expense of $115 and $345 related to the amortization of debt issuance costs during both the three and nine months ended September 30, 2015 and 2014, respectively. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital.
During the three and nine months ended September 30, 2015, the Company recognized $1,948 and $5,784, respectively, in interest expense related to the Convertible Notes. During the three and nine months ended September 30, 2014, the Company recognized $1,868 and $5,546, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.
The carrying amount of the Convertible Notes was $92,382 with an unamortized discount of $7,618 at September 30, 2015. The carrying amount of the Convertible Notes was $89,448 with an unamortized discount of $10,552 at December 31, 2014. The carrying amount of the equity component was $4,206 and $6,052 at September 30, 2015 and December 31, 2014, respectively. The accumulated accretion related to the equity component was $8,815 and $6,969 at September 30, 2015 and December 31, 2014, respectively. The fair value of the Convertible Notes was estimated to be approximately $67,000 and $122,000 at September 30, 2015 and December 31, 2014, respectively, per pricing obtained from a pricing data service. The data service triangulates pricing based on market indications and their quotes do not represent actual trades only implied pricing based on the bid-ask in the market.
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
The ABL Facility was terminated on July 6, 2015 when a new $80,000 secured revolving credit facility became effective among Horsehead, HMP, The International Metals Reclamation Company, LLC (“INMETCO”) and Macquarie Bank Limited, as administrative agent and sole arranger (the "Macquarie Credit Facility"). The Macquarie Credit Facility replaces both the $20,000 INMETCO Facility (as defined below) and the $60,000 ABL Facility.
The Company incurred total issuance costs of $600 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were being amortized to interest expense over the term of the ABL Facility. The remaining unamortized issuance costs of $201 related to the ABL Facility were written off to interest expense during the three months ended September 30, 2015. Interest expense of $201 and $37 related to the amortization of deferred finance costs was recorded during the three months ended September 30, 2015 and 2014, respectively and interest expense of $277 and $82 was recorded during the nine months ended September 30, 2015 and 2014, respectively.
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
The Secured Notes, 2013 Additional Notes and 2014 Additional Notes (collectively, the "Senior Secured Notes") pay interest at a rate of 10.50% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $5,360 and $5,307 for the three months ended September 30, 2015 and 2014, respectively, and $16,076 and $15,697 during the nine months ended September 30, 2015 and 2014, respectively.

At September 30, 2015, there was an aggregate of $205,000 of Senior Secured Notes outstanding.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Senior Secured Notes are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Senior Secured Notes and the related guarantees are secured by a first-priority lien on all of the Company’s and the Guarantors’ existing and future property and assets, whether real, personal or mixed (other than certain excluded assets), subject to certain permitted liens; provided that the lien on the accounts receivable, inventory, certain deposit accounts, cash and certain other assets and, in each case, the proceeds thereof, of Horsehead and the guarantors under the Macquarie Credit Facility will be a second-priority lien. The Senior Secured Notes are the Company’s and the Guarantors’ senior secured obligations. The Senior Secured Notes and the guarantees rank equal in right of payment with any of the Company’s and the Guarantors’ senior indebtedness, including indebtedness under the Macquarie Credit Facility and, in the case of the Company, the Company’s Convertible Notes. The Senior Secured Notes and the guarantees rank senior in right of payment to any of the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Senior Secured Notes or guarantees. The Senior Secured Notes and the guarantees are effectively senior to any of the Company’s or the Guarantors’ unsecured indebtedness, including the Convertible Notes, to the extent of the value of the collateral securing the Senior Secured Notes, and the Senior Secured Notes are effectively senior to indebtedness of the Company that is not guaranteed by the Guarantors, including the Company’s Convertible Notes, to the extent of the value of the guarantees. With respect to the collateral securing the Senior Secured Notes, the Senior Secured Notes and the guarantees are effectively junior to the Company’s and the Guarantors’ obligations under the Macquarie Credit Facility, to the extent of the value of the collateral securing the Macquarie Credit Facility on a first-lien basis, and effectively senior to the Company’s and the Guarantors’ obligations under the Macquarie Credit Facility, to the extent of the value of the collateral securing the Macquarie Credit Facility on a second-lien basis.
The Company may redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption.
The Indenture contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the Indenture. The Company was in compliance with all covenants at September 30, 2015.
The carrying amount of the Senior Secured Notes was $205,101 with a net unamortized premium of $101 at September 30, 2015. The carrying amount of the Senior Secured Notes was $205,169 with a net unamortized premium of $169 at December 31, 2014. The fair value of the Senior Secured Notes was estimated to be approximately $207,000 and $224,000 at September 30, 2015 and December 31, 2014, respectively, per pricing obtained from a pricing data service. The data service triangulates pricing based on market indications and their quotes do not represent actual trades only implied pricing based on the bid-ask in the market.
Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Senior Secured Notes. The Company recognized interest expense of $452 and $442 related to the amortization of debt issuance costs during the three months ended September 30, 2015 and 2014, respectively and $1,355 and $1,285 during the nine months ended September 30, 2015 and 2014, respectively.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Credit Agreement provides for drawings thereunder to be repaid semiannually over a period ending on August 2023, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. Principal and interest payments are due quarterly. The Company will also semiannually pay a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement. At September 30, 2015, the Company had outstanding borrowings of $18,226 under the Credit Agreement and the current portion of amounts due under the Credit was $3,102. Availability under the Credit Agreement was approximately $785 at September 30, 2015 and draws may be made until December 2015. The carrying amount of the debt approximated fair value at September 30, 2015.
The Credit Agreement contains customary events of default. In the event of a default, the Credit Agreement will be terminated and immediate repayment will be required for all amounts outstanding under the Credit Agreement including accrued interest. The Credit Agreement contains a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2015.
The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs are being amortized to interest expense over the term of the Credit Agreement. Interest expense of $35 and $106 related to the amortization of deferred finance costs was recorded during both the three and nine months ended September 30, 2015 and 2014, respectively.
Zochem Revolving Credit and Security Agreement
On April 29, 2014, Zochem entered into, as borrower, a new $20,000 revolving credit facility (the "2014 Zochem Facility") with PNC Bank, as agent and lender. The Company also entered into the 2014 Zochem Facility as a guarantor of Zochem's obligations.

The 2014 Zochem Facility provides for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. The aggregate amount of loans permitted to be made to Zochem under the 2014 Zochem Facility can not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivMacquariee and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. Up to an aggregate of $5,000 is available to Zochem for the issuance of letters of credit, which reduces availability under the 2014 Zochem Facility. Zochem’s obligations under the 2014 Zochem Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At September 30, 2015, the Company had $8,000 in outstanding borrowings which are all classified as current due to the upcoming expiration of the facility in September 2016. There was $11,592 in undrawn availability at September 30, 2015. The carrying amount of the debt approximated fair value at September 30, 2015.
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
The 2014 Zochem Facility contains customary events of default. During an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elect, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the 2014 Zochem Facility will become immediately due and payable. The 2014 Zochem Facility also contains a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem must comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. The Company was in compliance with all covenants at September 30, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company incurred total issuance costs of $201 in connection with the 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs will be amortized to interest expense over the term of the facility. Interest expense of $17 and $15 related to the amortization of deferred finance costs was recorded during the three months ended September 30, 2015 and 2014, respectively and $50 and $38 was recorded during the nine months ended September 30, 2015 and 2014, respectively.
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
The INMETCO Facility was terminated on July 6, 2015 when the new $80,000 secured revolving credit facility became effective among Horsehead, HMP and INMETCO and Macquarie Bank Limited, as administrative agent and sole arranger. The Macquarie Credit Facility replaces both the $20,000 INMETCO Facility and the $60,000 ABL Facility.
INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were being amortized to interest expense over the term of the INMETCO Facility. The remaining unamortized issuance costs of $53 related to the INMETCO Facility were written off to interest expense during the three months ended September 30, 2015. Interest expense of $53 and $13 related to the amortization of deferred finance costs were recorded during the three months ended September 30, 2015 and 2014, respectively and $79 and $38 in interest expense were recorded during the nine months ended September 30, 2015 and 2014, respectively.
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
The Unsecured Notes were issued pursuant to an indenture, dated as of July 29, 2014 (the “Unsecured Notes Indenture”), among the Company, the Guarantors and U.S. Bank National Association, as trustee. The Unsecured Notes pay interest at a rate of 9.00% per annum, payable in cash semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2014. The Unsecured Notes mature on June 1, 2017. The Company recorded interest expense of $900 and $2,700 for the three and nine months ended September 30, 2015, respectively. The Company recorded interest expense of $630 during both the three and nine months ended September 30, 2014, respectively.
The Unsecured Notes are fully and unconditionally guaranteed, on a senior unsecured basis (other than as described below), by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The Unsecured Notes are the Company’s and the Guarantors’ senior unsecured obligations (other than as described below). The Unsecured Notes and the guarantees (i) rank equal in right of payment with the Company’s and the Guarantors’ senior indebtedness (other than as described below) (including indebtedness under the Company's Senior Secured Notes due 2017, the Convertible Notes due 2017, and the Macquarie Credit Facility, dated as of July 6, 2015); (ii) rank senior in right of payment with the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Unsecured Notes and (iii) is effectively junior to the Company’s and the Guarantors’ obligations under the Senior Secured Notes and the Macquarie Credit Facility, to the extent of the value of the collateral securing such indebtedness.
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
The indenture, governing the Unsecured Notes, contains covenants that limit the Company’s ability and the ability of its restricted subsidiaries to, among other things: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Unsecured Notes Indenture also provides for customary events of default. The Company was in compliance with all debt covenants as of September 30, 2015.

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs are being amortized to interest expense over the term of the Unsecured Notes. The Company recognized interest expense of $116 and $348 related to the amortization of debt issuance costs during the three and nine months ended September 30, 2015, respectively. The Company recognized interest expense of $71 during the three and nine months ended September 30, 2014.
The fair value of the Unsecured Notes was estimated to be approximately $38,000 at September 30, 2015 and $40,000 at December 31, 2014 per pricing obtained from a pricing data service. The data service triangulates pricing based on market indications and their quotes do not represent actual trades only implied pricing based on the bid-ask in the market.
Macquarie Revolving Credit Facility

On June 30, 2015, the Company's wholly owned direct and indirect subsidiaries, INMETCO, Horsehead Corporation and HMP, entered into the Macquarie Credit Facility with Macquarie Bank Limited, which became effective on July 6, 2015. The Macquarie Credit Facility matures on May 15, 2017. The new $80,000 facility replaces both the ABL Facility and the INMETCO Facility. The Macquarie Credit Facility is the same maximum principal amount, and is secured by the same collateral of such subsidiaries. However, the new credit facility accommodates a broader borrowing base than the two previous credit facilities. The Company had $59,451 in outstanding borrowings and $20,549 in undrawn availability at September 30, 2015. The carrying amount of the debt approximated fair value at September 30, 2015.

The aggregate amount of loans permitted to be made under the revolving credit facility may not exceed a borrowing base of $80,000. The available borrowing base consists of the sum of a portion of eligible cash on hand, accounts receivable, inventory and other eligible amounts as determined by the credit agreement governing the Macquarie Credit Facility. Borrowings under the Macquarie Credit Facility bear interest at a rate per annum, which is the sum of the designated LIBOR rate plus an applicable margin of 4.10%. The Company pays an unused line fee to the lenders of 1.5% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans.

The Macquarie Credit Facility contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. Additionally, the Company must be in compliance at all times with certain financial covenants relating to tangible net worth, net working capital and adjusted EBITDA as defined in the credit agreement governing the Macquarie Credit Facility. The Company was in compliance with all covenants at September 30, 2015.

The Company's obligations under the Macquarie Credit Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, Horsehead Corporation and HMP, including accounts receivable, inventory, deposit accounts, equipment and general intangibles.
The Company incurred total issuance costs of $1,635 in connection with the Macquarie Credit Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets and will be amortized to interest expense over the remaining term. Interest expense of $218 related to the amortization of deferred finance costs was recorded during the three and nine months ended September 30, 2015.
Other
At September 30, 2015, the Company had a total of $316 in letters of credit outstanding under the 2014 Zochem Facility and $7,562 in letters of credit that are cash collateralized and recorded in Restricted cash in the Company's Consolidated Balance Sheet at September 30, 2015. The letters of credit outstanding were entered into to collateralize self-insured claims for workers’ compensation and other general insurance claims. At December 31, 2014, the Company had a total of $7,926 in letters of credit outstanding under the former ABL Facility and Zochem Facility to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both September 30, 2015 and December 31, 2014.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE J—ACCRUED EXPENSES
Accrued expenses at September 30, 2015 and December 31, 2014 consisted of the following.

	September 30, 2015	December 31, 2014
Employee related costs	$6,188	$5,717
EAF dust processing reserve	4,999	3,684
Workers’ compensation insurance claim liabilities	1,500	1,500
Unearned tolling revenue	1,192	2,434
Accrued interest	9,896	4,473
Unearned contractual services	—	3,976
Restructuring accrual	—	461
Other	14,932	13,400
	$38,707	$35,645

NOTE K—OTHER LONG-TERM LIABILITIES
Other long-term liabilities at September 30, 2015 and December 31, 2014 consisted of the following.

	September 30, 2015	December 31, 2014
Environmental obligations	$567	$620
Insurance claim liabilities	6,384	7,753
Asset retirement obligations	5,036	4,775
Deferred purchase price obligation	4,082	3,769
Other	1,007	1,374
	$17,076	$18,291

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
Net periodic benefit costs related to the plans for the three months ended September 30, 2015 and 2014 were:

	Three months ended September 30, 2015	Three months ended September 30, 2014
Components of net periodic benefit cost:
Service Cost	$48	$60
Interest Cost	53	56
Expected return on plan assets	(86)	(79)
Losses	(3)	(6)
Net periodic benefit cost	$12	$31

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Net periodic benefit costs related to the plans for the nine months ended September 30, 2015 and 2014 were:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
Components of net periodic benefit cost:
Service Cost	$145	$180
Interest Cost	159	168
Expected return on plan assets	(258)	(237)
Losses	(8)	(18)
Net periodic benefit cost	$38	$93

During the three months ended September 30, 2015 and 2014, the Company made contributions in the amount of $59 and $26, respectively, to its defined benefit pension plans and $134 and $127 in contributions during the nine months ended September 30, 2015 and 2014, respectively. The Company anticipates making $34 of additional contributions to fund its defined benefit pension plans during the remainder of 2015.
The Company’s hourly and salary pension plan assets of $5,341 at September 30, 2015 are held in one fund which seeks to provide investors with a steady flow of monthly income and capital growth primarily through investments in Canadian fixed income and large cap securities. The pension plan assets are considered to be in level 2 of the fair value hierarchy.
NOTE M—INCOME TAXES
The Company’s effective tax rates were 36.5% and 50.8% for the three months ended September 30, 2015 and 2014, respectively, and 37.1% and 42.6% for the nine months ended September 30, 2015 and 2014, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the impact of permanent differences.

The effective tax rate for the nine months ended September 30, 2015 decreased when compared to the nine months ended September 30, 2014 due to higher than previously projected pretax losses during 2015 which increased the valuation allowance related to state net operating losses and also diluted the impact of lower foreign subsidiary statutory tax rates impact on the overall effective rate.

During the nine months ended September 30, 2015, pretax losses created future net operating loss deductions for both federal and state purposes resulting in a long term deferred tax asset of $21,060 at September 30, 2015. The long term deferred tax asset is recorded in the Company's Consolidated Balance Sheet.

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
NOTE N—ACCUMULATED OTHER COMPREHENSIVE INCOME
Components of accumulated other comprehensive income are as follows

	September 30, 2015	December 31, 2014
Cumulative translation adjustments	$30	$30
Net pension adjustment	499	504
Accumulated other comprehensive income	$529	$534

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During the nine months ended September 30, 2015, 3 stock options were exercised and the Company received proceeds of $33 from the exercise of these options. At September 30, 2015, there were 580 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 1.29 years of remaining contractual life. The options outstanding under the 2006 Plan had no intrinsic value at September 30, 2015. All compensation expense had been recognized as of March 31, 2012.

The Company had a total of 422 restricted stock units at a weighted average grant date fair value of $10.99 per unit outstanding under the 2006 Plan at December 31, 2014. During the nine months ended September 30, 2015, 203 restricted stock units vested having an intrinsic value of $3,039. At September 30, 2015, there were 219 restricted stock units outstanding and the remaining contractual life ranged from 0.25 years to 2.00 years. The related compensation expense for the three months ended September 30, 2015 and 2014 was $250 and $337, respectively and the related compensation expense was $788 and $1,065 during the nine months ended September 30, 2015 and 2014, respectively. These expenses are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. Unrecognized compensation expense as of September 30, 2015 was $705.
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
The Company had a total of 579 restricted stock units at a weighted average grant date fair value of $18.66 per unit outstanding under the 2012 Plan at December 31, 2014. During the nine months ended September 30, 2015, the Company granted 126 service based restricted stock units with an average grant date fair value of $15.74 per unit. The restricted stock units vest over a one or five-year service period. During the nine months ended September 30, 2015, 23 restricted stock units vested having an intrinsic value of $359.
During the nine months ended September 30, 2015, the Company granted 105 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $21.92 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions were a risk free rate of 1.07%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.
The related compensation expense for all 2012 Plan restricted stock units for the three months ended September 30, 2015 and 2014 was $1,108 and $836, respectively. The related compensation expense was $3,317 and $2,517 during the nine months

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

ended September 30, 2015 and 2014, respectively. These expenses are included in Selling, general and administrative expenses in the Consolidated Statement of Operations. The remaining contractual life ranged from 0.25 years to 4.75 years. Unrecognized compensation expense as of September 30, 2015 was $6,895.

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
The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices that are based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of September 30, 2015, the fixed portions of these contracts ranged from a monthly average of $0.75 to $1.01 per pound for zinc.
The Company has hedged approximately 16.7 tons of zinc with fixed-to-variable future swap contracts at September 30, 2015, all of which settle at various dates up to and including December 31, 2016.
The Company also enters into variable-to-fixed swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of September 30, 2015, the Company had a small amount of nickel swap contracts in place. The fixed portions of these contracts were at a monthly average of $4.42 per pound for nickel and settle at various dates up to and including December 31, 2016.
The Company paid cash of $2,306 and $2,815 from the settlement of zinc and nickel swap contracts for the three and nine months ended September 30, 2015, respectively, and paid cash of $109 and $676 for the three and nine months ended September 30, 2014, respectively.

In 2014, the Company entered into fixed rate swaps, which were put in place to reduce volatility during the completion of construction and ramp-up of production at the new zinc facility. During 2014, the Company added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26.5 tons for the quarter, zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6.0 tons per month and zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6.6 tons per month.

During the first quarter of 2015, the Company added zinc fixed price swaps for the month of February 2015 at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3.3 tons and zinc fixed price swaps for the months of April and May 2015 at an average price of approximately $0.94 per pound for a total quantity covered of approximately 6.6 tons per month.

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

The Company received cash of $8,255 and $7,522 from the settlement of zinc fixed price swaps during the three and nine months ended September 30, 2015, respectively, and received cash of $535 but paid cash of $512 during the three and nine months ended September 30, 2014, respectively.

In October 2015, the Company added zinc fixed price swaps for the first quarter of 2016 at an average price of approximately $0.83 per pound for a total quantity covered of approximately 5.0 tons.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Gains (losses) included in net sales:
Options	$—	$—	$—	$(3)
Swaps	3,754	1,517	12,279	507
	3,754	1,517	12,279	504
Losses included in cost of sales (excluding depreciation and amortization)
Swaps	(1,048)	—	(1,048)	—
Total gains resulting from hedging activities	$2,706	$1,517	$11,231	$504

The fair value of the swap contracts as of September 30, 2015 and December 31, 2014 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	September 30, 2015	December 31, 2014
Swaps included in Prepaid expenses and other current assets.	$8,178	$—
Swaps included in Accrued expenses	$1,748	$375

The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on September 30, 2015 and December 31, 2014, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

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
The Company is party to various litigation, claims and disputes, including breach of contract claims, labor regulation claims and Occupational Safety and Health Act and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, the Company expects that the outcome of these matters will not result in a material adverse effect on its business, financial condition or results of operations.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The information used to compute basic and diluted loss per share is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Basic loss per share:
Net loss	$(27,376)	$(7,010)	$(49,489)	$(11,401)
Weighted average shares outstanding – basic	56,664	50,715	56,062	50,670
Basic loss per share	$(0.48)	$(0.14)	$(0.88)	$(0.23)
Diluted loss per share:
Net loss	$(27,376)	$(7,010)	$(49,489)	$(11,401)
Weighted average shares outstanding – diluted	56,664	50,715	56,062	50,670
Diluted loss per share	$(0.48)	$(0.14)	$(0.88)	$(0.23)
Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic	56,664	50,715	56,062	50,670
Effect of dilutive securities:
Options	—	—	—	—
Convertible Notes	—	—	—	—
Restricted stock units	—	—	—	—
Weighted average shares outstanding – diluted	56,664	50,715	56,062	50,670

	Exercise Price	Three months ended September 30,		Nine months ended September 30,
		2015	2014	2015	2014
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	580	584	581	584
Convertible Notes	$15.00	—	1,406	—	896
Restricted Stock Units		1,011	1,001	1,017	1,033
Total		1,591	2,991	1,598	2,513

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company has stated that it intends to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. The Company utilizes the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three and nine months ended September 30, 2015, the average share price for the quarter was lower than the exercise price for the Convertible Notes and therefore no conversion spread was realized and no dilution assumed.
NOTE S—SEGMENT INFORMATION
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

The Company has recorded in the Corporate, eliminations and other column of the table below, eliminations related to the exclusion of revenue resulting primarily from the sale of zinc metal from its Horsehead segment to its Zochem segment and EAF dust service fees charged by its Horsehead segment to its INMETCO segment, interest expense recorded on debt which is not allocated to its segments and selling, general and administrative expenses related to its corporate division.
The following table presents information regarding the Company’s segment presentation:

Three months ended September 30, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$65,424	$33,283	$12,472	$(4,185)	$106,994
Depreciation and amortization	12,845	588	755	—	14,188
Selling, general and administrative expenses	4,267	536	725	384	5,912
Interest expense	1,857	111	179	7,870	10,017
(Loss) income before income taxes	(38,035)	(104)	3,301	(8,253)	(43,091)

Three months ended September 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$60,542	$36,174	$14,604	$(342)	$110,978
Depreciation and amortization	9,295	456	777	—	10,528
Selling, general and administrative expenses	3,987	552	681	445	5,665
Interest expense	1,009	159	169	7,631	8,968
(Loss) income before income taxes	(15,174)	3,800	5,192	(8,063)	(14,245)

Nine Months Ended September 30, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$198,810	$101,675	$37,003	$(5,552)	$331,936
Depreciation and amortization	37,081	1,842	2,255	—	41,178
Selling, general and administrative expenses	14,637	1,716	1,980	1,153	19,486
Interest expense	3,714	383	537	23,611	28,245
(Loss) income before income taxes	(66,355)	4,436	8,028	(24,748)	(78,639)

Nine Months Ended September 30, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$198,632	$109,003	$40,810	$(1,138)	$347,307
Depreciation and amortization	20,084	1,092	2,320	—	23,496
Selling, general and administrative expenses	12,851	1,819	1,990	1,130	17,790
Interest expense	2,314	318	478	9,392	12,502
(Loss) income before income taxes	(30,541)	10,596	10,553	(10,459)	(19,851)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE T—EQUITY OFFERING

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

NOTE U—GUARANTOR FINANCIAL INFORMATION
The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries other than certain excluded subsidiaries. The non-guarantor subsidiaries held approximately 8.9% of total assets at September 30, 2015, accounted for 30.6% of its consolidated revenues and contributed $2.2 million of consolidated net income for the nine months ended September 30, 2015. The Consolidated Financial Statements are presented net of intercompany activity.
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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Balance Sheets
September 30, 2015

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$232	$27,456	$7,246	$—	$34,934
Accounts receivable, net of allowance	105	44,592	19,377	(321)	63,753
Inventories, net	—	37,673	16,039	—	53,712
Prepaid expenses and other current assets	—	17,843	49	(6,973)	10,919
Deferred income taxes	—	5,819	24	—	5,843
Total current assets	337	133,383	42,735	(7,294)	169,161
Property, plant and equipment, net	—	734,866	51,158	—	786,024
Other assets
Intangible assets	—	9,588	38	—	9,626
Restricted cash	—	8,930	—	—	8,930
Deferred income taxes	—	—	—	21,060	21,060
Investment in and advances to subsidiaries	779,805	(648,045)	(5,556)	(126,204)	—
Deferred finance costs and other	20,183	1,987	583	(14,702)	8,051
Total other assets	799,988	(627,540)	(4,935)	(119,846)	47,667
Total assets	$800,325	$240,709	$88,958	$(127,140)	$1,002,852
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,102	$8,000	$—	$11,102
Accounts payable	—	53,613	12,083	(216)	65,480
Accrued expenses	9,262	5,532	2,207	21,706	38,707
Total current liabilities	9,262	62,247	22,290	21,490	115,289
Long-term debt, less current maturities	337,483	94,575	14,940	(34,685)	412,313
Other long-term liabilities	—	16,693	383	—	17,076
Deferred income taxes	—	5,526	1,958	(7,484)	—
Commitments and contingencies
Stockholders’ equity
Common stock	567	—	—	—	567
Preferred stock	—	—	—	—	—
Additional paid-in capital	387,348	41,656	—	(41,653)	387,351
Retained earnings	65,665	16,173	48,858	(64,808)	65,888
Accumulated other comprehensive income	—	—	529	—	529
Total stockholders’ equity before noncontrolling interest	453,580	57,829	49,387	(106,461)	454,335
Noncontrolling interest	—	3,839	—	—	3,839
Total stockholders’ equity	453,580	61,668	49,387	(106,461)	458,174
Total liabilities and stockholders’ equity	$800,325	$240,709	$88,958	$(127,140)	$1,002,852

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the three months ended September 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$55,925	$33,283	$(3,813)	$85,395
Net sales of nickel-based material and other services	—	12,472	—	—	12,472
EAF dust service fees	—	10,124	—	(997)	9,127
Net sales	—	78,521	33,283	(4,810)	106,994
Cost of sales of zinc material and other goods	—	77,509	32,041	(3,813)	105,737
Cost of sales of nickel-based material and other services	—	8,155	—	(997)	7,158
Cost of EAF dust services	—	7,561	—	—	7,561
Cost of sales (excluding depreciation and amortization)	—	93,225	32,041	(4,810)	120,456
Depreciation and amortization	—	13,235	953	—	14,188
Selling, general and administrative expenses	384	4,992	536	—	5,912
Total costs and expenses	384	111,452	33,530	(4,810)	140,556
Loss from operations	(384)	(32,931)	(247)	—	(33,562)
Equity in (loss) income of subsidiaries, net of taxes	(19,142)	—	—	19,142	—
Other income (expense)
Interest expense	(8,173)	(1,772)	(375)	303	(10,017)
Interest and other income	323	325	162	(322)	488
Total other income (expense)	(7,850)	(1,447)	(213)	(19)	(9,529)
(Loss) income before income taxes	(27,376)	(34,378)	(460)	19,123	(43,091)
Income tax (benefit) expense	—	(15,727)	12	—	(15,715)
NET (LOSS) INCOME	$(27,376)	$(18,651)	$(472)	$19,123	$(27,376)

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$170,182	$101,675	$(4,555)	$267,302
Net sales of nickel-based material and other services	—	37,003	—	—	37,003
EAF dust service fees	—	28,628	—	(997)	27,631
Net sales	—	235,813	101,675	(5,552)	331,936
Cost of sales of zinc material and other goods	—	200,361	93,125	(4,555)	288,931
Cost of sales of nickel-based material and other services	—	24,397	—	(997)	23,400
Cost of EAF dust services	—	22,408	—	—	22,408
Restructuring Expenses	—	—	—	—	—
Cost of sales (excluding depreciation and amortization)	—	247,166	93,125	(5,552)	334,739
Depreciation and amortization	—	38,241	2,937	—	41,178
Selling, general and administrative expenses	1,153	16,617	1,716	—	19,486
Total costs and expenses	1,153	302,024	97,778	(5,552)	395,403
(Loss) income from operations	(1,153)	(66,211)	3,897	—	(63,467)
Equity in (loss) income of subsidiaries, net of taxes	(24,717)	—	—	24,717	—
Other income (expense)
Interest expense	(24,391)	(3,457)	(1,177)	780	(28,245)
Interest and other income	772	12,409	648	(756)	13,073
Total other income (expense)	(23,619)	8,952	(529)	24	(15,172)
(Loss) income before income taxes	(49,489)	(57,259)	3,368	24,741	(78,639)
Income tax (benefit) expense	—	(30,308)	1,158	—	(29,150)
NET (LOSS) INCOME	$(49,489)	$(26,951)	$2,210	$24,741	$(49,489)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Operations
For the nine months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$166,791	$109,003	$—	$275,794
Net sales of nickel-based material and other services	—	40,810	—	(70)	40,740
EAF dust service fees	—	31,841	—	(1,068)	30,773
Net sales	—	239,442	109,003	(1,138)	347,307
Cost of sales of zinc material and other goods	—	174,536	95,395	(70)	269,861
Cost of sales of nickel-based material and other services	—	25,916	—	(1,068)	24,848
Cost of EAF dust services	—	25,367	—	—	25,367
Restructuring Expenses	—	205	—	—	205
Cost of sales (excluding depreciation and amortization)	—	226,024	95,395	(1,138)	320,281
Depreciation and amortization	—	21,309	2,187	—	23,496
Selling, general and administrative expenses	1,130	14,841	1,819	—	17,790
Total costs and expenses	1,130	262,174	99,401	(1,138)	361,567
(Loss) income from operations	(1,130)	(22,732)	9,602	—	(14,260)
Equity in (loss) income of subsidiaries, net of taxes	(878)	—	—	878	—
Other income (expense)
Interest expense	(10,108)	(1,998)	(1,112)	716	(12,502)
Interest and other income	715	5,810	1,038	(652)	6,911
Total other income (expense)	(9,393)	3,812	(74)	64	(5,591)
(Loss) income before income taxes	(11,401)	(18,920)	9,528	942	(19,851)
Income tax (benefit) expense	—	(11,049)	2,599	—	(8,450)
NET (LOSS) INCOME	$(11,401)	$(7,871)	$6,929	$942	$(11,401)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(27,376)	$(18,651)	$(472)	$19,123	$(27,376)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(2)	—	(2)
Comprehensive (loss) income	$(27,376)	$(18,651)	$(474)	$19,123	$(27,378)
Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the three months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(7,010)	$(1,478)	$2,531	$(1,053)	$(7,010)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(3)	—	(3)
Comprehensive (loss) income	$(7,010)	$(1,478)	$2,528	$(1,053)	$(7,013)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(49,489)	$(26,951)	$2,210	$24,741	$(49,489)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(5)	—	(5)
Comprehensive (loss) income	$(49,489)	$(26,951)	$2,205	$24,741	$(49,494)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
For the nine months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(11,401)	$(7,871)	$6,929	$942	$(11,401)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(12)	—	(12)
Comprehensive (loss) income	$(11,401)	$(7,871)	$6,917	$942	$(11,413)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2015

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(49,489)	$(26,951)	$2,210	$24,741	$(49,489)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	38,241	2,937	—	41,178
Deferred income tax provision	—	(1,708)	(2)	(28,544)	(30,254)
Accretion on debt	2,866	—	—	—	2,866
Accretion on ESOI liabilities	—	313	—	—	313
Amortization of deferred finance costs	2,046	683	112	(64)	2,777
(Gains) on write down or disposal of assets	—	(11,866)	—	—	(11,866)
(Gains) losses on derivative financial instruments	—	(7,769)	964	—	(6,805)
Lower of cost or market adjustment to inventories	—	3,627	—	—	3,627
Non-cash compensation expense	242	3,863	—	—	4,105
Capitalization of interest	(2,242)	—	—	—	(2,242)
Equity in loss (income) of subsidiaries, net of taxes	24,717	—	—	(24,717)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(105)	(3,936)	363	167	(3,511)
Decrease (increase) in inventories	—	1,785	(4,116)	—	(2,331)
Decrease in prepaid expenses and other current assets	1	1,073	6	—	1,080
(Increase) decrease in deferred finance costs and other	(772)	1,101	(89)	(180)	60
(Decrease) increase in accounts payable	—	(4,300)	2,108	(62)	(2,254)
Increase (decrease) increase in accrued expenses	5,268	(26,039)	(1,817)	28,573	5,985
(Decrease) increase in long-term liabilities	—	(1,747)	(25)	244	(1,528)
Net cash (used in) provided by operating activities	(17,468)	(33,630)	2,651	158	(48,289)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(26,226)	(558)	—	(26,784)
Increase in restricted cash	—	(8,930)	—	—	(8,930)
Proceeds related to the sale of land	—	9,000	—	—	9,000
Investment in and advance (to) from subsidiaries	(54,957)	30,643	4,472	19,842	—
Net cash (used in) provided by investing activities.	(54,957)	4,487	3,914	19,842	(26,714)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	69,622	—	—	—	69,622
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	58,751	7,200	—	65,951
Repayments on the Credit Facilities	—	(14,130)	(18,600)	(20,000)	(52,730)
Debt issuance costs		(1,644)	—	—	(1,644)
Borrowings on the Credit Agreement	—	496	—	—	496
Repayments on the Credit Agreement	—	(2,228)	—	—	(2,228)
Proceeds from the exercise of stock options	33	—	—	—	33
Tax effect of share based compensation award exercise and vesting	277	—	—	—	277
Restricted stock withheld for taxes	(441)	—	—	—	(441)
Net cash provided by (used in) financing activities	69,491	41,245	(11,513)	(20,000)	79,223
Net (decrease) increase in cash and cash equivalents	(2,934)	12,102	(4,948)	—	4,220
Cash and cash equivalents at beginning of period	3,166	15,354	12,194	—	30,714
Cash and cash equivalents at end of period	$232	$27,456	$7,246	$—	$34,934

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

Horsehead Holding Corp. and Subsidiaries
Consolidated Statements of Cash Flows
For the nine months ended September 30, 2014

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(11,401)	$(7,871)	$6,929	$942	$(11,401)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	21,309	2,187	—	23,496
Deferred income tax provision	—	(1,358)	—		(1,358)
Accretion on debt	2,851	—	—	—	2,851
Accretion on ESOI liabilities	—	322	—	—	322
Amortization of deferred finance costs	1,700	225	102	(64)	1,963
(Gains) on derivative financial instruments	—	(1,680)	(12)	—	(1,692)
Losses on write down or disposal of assets	—	1,037	—	—	1,037
Lower of cost or market adjustment to inventories	—	1,590	—	—	1,590
Non-cash compensation expense	279	3,305	—	—	3,584
Capitalization of interest	(13,498)	(647)	—	—	(14,145)
Equity in loss (income) of subsidiaries, net of taxes	878	—	—	(878)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	—	7,643	(8,452)	(223)	(1,032)
Decrease in inventories	—	16,607	4,734	—	21,341
Decrease (increase) in prepaid expenses and other current assets	3	985	(53)	(8,362)	(7,427)
Decrease (increase) in deferred finance costs and other	218	(719)	24	(216)	(693)
(Decrease) increase in accounts payable	—	(30,038)	906	222	(28,910)
Increase (decrease) in accrued expenses	4,980	(10,097)	(887)	8,336	2,332
Increase in long-term liabilities	—	211	—	243	454
Net cash (used in) provided by operating activities	(13,990)	824	5,478	—	(7,688)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(98,097)	(8,391)	—	(106,488)
Investment in and advance (to) from subsidiaries	(103,722)	108,512	(4,790)	—	—
Net cash (used in) provided by investing activities.	(103,722)	10,415	(13,181)	—	(106,488)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	—	—	—	51,300
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	20,650	9,574	—	30,224
Repayments on the Credit Facilities	—	(29,550)	(174)	—	(29,724)
Debt issuance costs	(1,531)	(171)	(73)	—	(1,775)
Borrowings on Credit Agreement	—	1,172	—	—	1,172
Repayments on the Credit Agreement	—	(2,126)	—	—	(2,126)
Proceeds from the exercise of stock options	941	—	—	—	941
Tax effect of share based compensation award exercise and vesting	800	—	—	—	800
Restricted stock withheld for taxes	(683)	—	—	—	(683)
Net cash provided by (used in) financing activities	50,827	(10,025)	9,214	—	50,016
Net (decrease) increase in cash and cash equivalents	(66,885)	1,214	1,511	—	(64,160)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327
Cash and cash equivalents at end of period	$34,564	$27,996	$9,607	$—	$72,167

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands except per share amounts)

NOTE V—SUBSEQUENT EVENT

On October 23, 2015, the Company entered into an At-The-Market Equity Offering sales agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000, through the sales agent. Subject to the terms and conditions of the sales agreement, the sales agent will use its commercially reasonable efforts to sell shares of the Company’s common stock in such number, at such times and at such prices as the Company shall determine. However, the Company is not required to sell any shares of its common stock at any time. Sales of the shares of the Company’s common stock, if made, may be made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including, sales made directly on or through the NASDAQ Global Select Market, the existing trading market for the Company’s common stock or sales made to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. The offering is being made under the Company’s registration statement on Form S-3 which became effective October 3, 2013. The sales agreement will terminate on the earlier of (i) the sale of all of the common stock subject to the sales agreement or (ii) termination of the sales agreement in accordance with its terms. The Company intends to use the net proceeds from the sale of the shares of its common stock, if any, for general corporate purposes, which may include liquidity for operational contingencies, working capital and capital expenditures.

In October 2015, the Company received a tax certification notice from the state of North Carolina that it had qualified for and been approved for a tax credit on the eligible assets related to its recycling equipment at its facility located in Mooresboro, North Carolina. The Company is eligible to a receive a tax credit not to exceed 50% of its verified equipment which exceeded $500 million in total cost. During the fourth quarter of 2015, the Company will record the related tax benefit less any required valuation allowance.

On November 8, 2015, a fire damaged a battery storage building at our INMETCO facility located in Ellwood City, Pennsylvania.  The fire did not affect the facility’s primary operations, however, the cause of the fire and the full extent of the damage are not known at the time of this filing.  The Company maintains property and business interruption insurance coverage.

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
Overview

Our Business

Through the operations of our subsidiary, Horsehead Corporation, we are a leading U.S. producer of zinc metal used in the galvanizing of steel products and in zinc die castings and zinc-bearing alloys and we believe, the largest North American recycler of electric arc furnace ("EAF") dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. We also believe that, through the operations of our subsidiary, Zochem, we are the largest single site producer of zinc oxide in North America. Through the operations of our subsidiary, INMETCO, we believe we are a leading recycler of EAF dust and other nickel-bearing waste generated by the stainless and specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. We currently have production and/or recycling operations at six facilities located in five states in the United States and one facility located in Canada.

While we vary our raw material inputs, or feedstocks, based on cost and availability, our zinc products produced at our new zinc facility in Mooresboro, North Carolina, which began operations in May 2014, and our nickel-based products produced at our INMETCO facility use 100% recycled materials, including, in the case of our Mooresboro facility, zinc recovered from our four EAF dust recycling operations located in four states. Our four EAF dust recycling facilities generate service fee revenue from steel mini-mills by providing a convenient and safe means for recycling their EAF dust. We believe that our ability to convert recycled zinc into finished products results in lower feed costs than for smelters that rely primarily on zinc concentrates. We produce zinc oxide at our Brampton, Ontario, Canada facility and utilize Special High Grade ("SHG") zinc metal as raw material feedstock. INMETCO provides recycling services, some of which are on a tolling basis, from a single production facility in Ellwood City, Pennsylvania.

We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. We operate as three business segments, Horsehead, Zochem and INMETCO.
Strategic Investments

In September of 2011, we began construction of a new, state-of-the-art zinc facility located in Mooresboro, North Carolina to replace our Monaca, Pennsylvania facility. We began production at our new zinc facility in May 2014. Our new facility provides us with the capability to produce SHG zinc, Continuous Galvanizing Grade ("CGG") zinc and High Grade zinc, in addition to the Prime Western ("PW") zinc that we produced at our former Monaca, Pennsylvania facility. The first month of operation of our new facility validated that the process, as designed, is capable of producing SHG quality electrolyte from waelz oxide ("WOX") using the solvent extraction process. The new facility's design relies upon sustainable manufacturing practices to produce zinc solely from recycled materials and uses significantly less fossil fuel than our former Monaca, Pennsylvania facility, allowing us to significantly reduce emissions of greenhouse gases ("GHGs") and particulates into the atmosphere. The new facility continues to be in the process of being ramped up.

We believe that the new facility, once fully operational and efficiently operating, will provide us with a number of substantial benefits, including reduced manufacturing conversion costs due to the lower energy cost; higher labor productivity; reduced operating maintenance costs; and lower operating costs in our EAF dust recycling plants resulting from the elimination of the need to calcine the majority of our WOX prior to its use. We believe that once the new facility is operating at capacity, its capability to convert WOX and other recycled materials into SHG zinc and other grades will allow us to expand into new markets, including selling to continuous galvanizers, which include some of our EAF dust customers, die casters and potentially LME warehouses, while continuing to serve customers in our existing markets. In addition, we believe that once the new facility is operating at full capacity, the new technology will also allow us to recover value from certain metals such as silver and lead from WOX produced from EAF dust recycling. Once the new facility is operating at full capacity and at full efficiency, we believe it will be capable of producing over 155,000 tons of zinc metal per year and with certain modifications, capable of producing over 170,000 tons of zinc metal per year.

We also believe that additional benefits may be realized once the new facility is operating at full capacity. These additional benefits include a reduction in the cost of hedging the price of zinc, which averaged $9.1 million per year for the period from 2008 to 2013 (the last full year of production at our Monaca, Pennsylvania facility), reduced maintenance capital spending, which averaged $7.8 million per year at our Monaca facility for the period from 2007 to 2012 (the last year significant capital expenditures were made at our Monaca facility) and reduced state income taxes as a result of certain tax incentives available as a result of the investment in the new zinc facility.

In connection with the start of operations at our new zinc facility, we permanently closed our Monaca, Pennsylvania facility in April 2014. The former Monaca smelter was over eighty years old and utilized a higher-cost pyrometallurgical process. Our Monaca, Pennsylvania site was sold to Shell in June 2015. We retain ownership of a non-hazardous captive landfill located near that site. We have recorded an asset retirement obligation related to expected costs for the ultimate closure of this landfill and have a surety bond in place to collateralize our expected financial obligations. We are currently working with the Pennsylvania Department of Environmental Protection on a closure plan.

In December 2013, we entered into a joint venture known as ThirtyOx, LLC ("ThirtyOx") with Imperial Zinc Corp. for the acquisition and processing of zinc bearing secondary materials. The processing operation is located near our Mooresboro facility and the facility began production in August 2014. The majority of the feedstock for Mooresboro will be supplied by Horsehead's EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by Mooresboro by recovering secondary zinc oxides from the residues generated by galvanizers, die-casters and other users of zinc metal. Our anticipated total investment in ThirtyOx is expected to be less than $2.0 million and we had contributed $0.8 million as of September 30, 2015

Acquisitions

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

On July 29, 2014, we completed the sale of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par and also completed the sale of an additional $10.0 million aggregate principal amount of our Senior Secured Notes due 2017, at an issue price of 113.00% of par. The 2014 Additional Notes were issued at an effective interest rate of 5.5%. Total net proceeds from the July 29, 2014 offerings were $49.6 million. At September 30, 2015, there was an aggregate of $205.0 million of Senior Secured Notes outstanding.

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

On July 6, 2015, we entered into the new $80.0 million Macquarie Credit Facility which matures on May 15, 2017. The Macquarie Credit Facility replaces the $20.0 million INMETCO Facility and the $60.0 million ABL Facility. The new revolving credit facility accommodates a broader borrowing base than the two previous credit facilities. We had $59.5 million in outstanding borrowings on this facility as of September 30, 2015 and availability of $20.5 million.

On October 23, 2015, the Company entered into an At-The-Market Equity Offering sales agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50 million, through the sales agent. Subject to the terms and conditions of the sales agreement, the sales agent will use its commercially reasonable efforts to sell shares of the Company’s common stock in such number, at such times and at such prices as the Company shall determine. However, the Company is not required to sell any shares of its common stock at any time. The sales agreement will terminate on the earlier of (i) the sale of all of the common stock subject to the sales agreement or (ii) termination of the sales agreement in accordance with its terms. The Company intends to use the net proceeds from the sale of the shares of its common stock, if any, for general corporate purposes, which may include liquidity for operational contingencies, working capital and capital expenditures.

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

Production for the month of December was approximately 5,400 tons as improvements with equipment reliability and process debottlenecking helped to increase the ramp up rate during the quarter. For extended periods in December, the facility produced nearly 230 tons of zinc per day, which we estimate is the level of production necessary to generate cash flow sufficient to cover feedstock, conversion cost and cash interest expense at the average LME zinc price for December 2014 of $0.99. Zinc metal sales during the fourth quarter of 2014 continued to be supplemented with the sale of approximately 23,500 tons of zinc calcine.

First Quarter 2015

During January 2015, we reduced the plating rate for several days to perform some needed maintenance in the cell house. We also experienced intermittent equipment reliability issues, particularly with some key pumps, which were further exacerbated by extreme cold weather conditions. On February 20, 2015, we began a planned outage to address several of these issues. Production for the first quarter of 2015 was also affected by the outage taken in late February to install a bypass to resolve a problem with a clarifier in the leach feed circuit. After an extended period to completely drain the clarifier, the root cause of the issue was addressed and the clarifier was placed back into service.

On April 1, 2015, we announced that our new zinc facility located in Mooresboro, North Carolina had produced approximately 10,000 tons of zinc during the first quarter of 2015.

Second Quarter 2015

During April 2015, our new zinc facility produced approximately 2,800 tons of zinc metal. Production was lower than expected primarily due to an extended period of exceptionally heavy rains which filled our containments and holding ponds, requiring us to process the excess water in the plant rather than produce zinc. This event highlighted a limitation in the capacity of our process and storm water utilization capability. As a result, we engaged a third party water management company, to install a portable unit on-site to mitigate the excess water while we evaluate our options to expand the capacity of our own equipment. This unit is now operational and substantially mitigates the risk of a plant shut down caused by significant rainfall. In addition, in April, we engaged a team of engineers with hydrometallurgical plant experience from Hatch Associates to supplement our operations and engineering team and support the on-going ramp-up.
The new zinc facility produced approximately 4,100 tons of zinc metal during May 2015 and produced approximately 3,700 tons of zinc metal during June 2015. June's production was slowed initially while we implemented certain improvements but accelerated through the latter half of the month with 2,600 of the 3,700 tons processed after June 15, 2015.
Total production for the second quarter of 2015 was approximately 10,600 tons. Although production improved compared to the first quarter of 2015, it was primarily paced by the capacity of our process for removing impurities from the system, the so-called bleed treatment system, and by intermittent equipment reliability issues.

Third Quarter 2015

Our primary focus during the quarter was to address production and equipment-related issues at the Mooresboro facility. The facility produced approximately 9,700 tons of zinc metal during the quarter, more than double the volume during the prior year's quarter.
During the third quarter and in October 2015, we made several equipment upgrades and improvements at the Mooresboro facility, some of which required planned outages, all of which are expected to help move the facility toward full capacity. We took a 10 day outage in October, resuming operations on October 21, 2015, and experienced an immediate improvement in the zinc production rate and quality upon start-up. In addition to several equipment upgrades and repairs, the outage allowed us to remove production constraints and process inefficiencies. The outage also allowed us to do a thorough inspection of electrodes in the cellhouse which confirmed the need to replace several of them. The bleed treatment pilot plant, which successfully started in September, has added incremental processing capacity, and we continue to work on development of a full-scale solution. However, we are not able to predict the impact of these improvements on the rate of production going forward, and expect to have intermittent disruptions to the production rate as we continue to implement solutions.

During the past few months of 2015 we have significantly enhanced our organization at the Mooresboro facility, and we have recently expanded the use of external engineering resources assigned to the Mooresboro projects to accelerate the rate that changes are implemented. These resources, which include engineering, technical support and operations management, have validated the feasibility of the technology and developed potential solutions to many of the known issues. We are focused on implementing these improvements, a number of which were achieved during the recent outage.

We are currently unable to predict with any certainty when we will begin operating at full design capacity, and we cannot guarantee that our efforts to remediate known issues will be sufficient or that we will not encounter additional issues that may result in further delays. We are also unable to foresee the severity of any such issues. In addition, we are also unable to predict with any degree of certainty the expected costs to remediate any issues which prevent us from operating at full design capacity.

Due to the issues described above and the planned outage we took to address them, we plated only approximately 2,000 tons of zinc in the cell house during October 2015.

Zinc metal shipments during the third quarter of 2015 continued to be supplemented with the sale of approximately 27,500 tons of zinc calcine. Based upon the expected rate of ramp up at Mooresboro, we expect to continue to produce zinc calcine from excess waelz oxide during the fourth quarter of 2015.
Oxide shipments at Zochem for the third quarter of 2015 were approximately 3% higher compared to shipments during the second quarter of 2015. Production increased approximately 3% for the third quarter of 2015 as compared to the second quarter of 2015.
EAF dust receipts for the third quarter of 2015 decreased by approximately 4% compared with the second quarter of 2015. The quantity of EAF dust processed during the third quarter of 2015 was approximately 3% lower than EAF dust processed for the second quarter of 2015 due primarily to maintenance outages taken on several kilns during the quarter. We have also used this lull in steel output to reduce system-wide inventory of recyclable zinc units and we expect to operate all of our kilns in the fourth quarter, although we plan to take extended maintenance outages on some of our kilns during the quarter.
Steel capacity utilization declined from the mid 70% range at December 2014 to the low 70% range during the first nine months of 2015 and hit its lowest point for the year in April 2015.
INMETCO's annual maintenance outage took place during the month of January 2015 and affected first quarter 2015 results. Remelt alloy sales tons decreased approximately 2% compared to the second quarter of 2015. Tolling receipts tons, however, were approximately the same as compared with the second quarter of 2015. In March 2015, we announced plans to spend up to $10 million to expand capacity at INMETCO by 15%.
LME zinc and nickel prices were both lower by approximately 17% during the third quarter of 2015 as compared to the second quarter of 2015.

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

Factors Affecting Our Operating Results

Production Levels at our Mooresboro Facility. In May 2014, we began production of zinc metal at our new zinc facility in Mooresboro. Once operating at full capacity and at full efficiency, we believe the facility will be capable of producing over 155,000 tons of zinc metal per year.  We have, however, experienced a number of significant operational issues associated with the ramp-up of this facility.   We have worked to address the significant operational issues we have faced at this facility and continue its ramp-up, but are currently unable to predict with any certainty when we will begin operating at full design capacity.  Lower than anticipated production levels at this new facility have negatively impacted our cash flows, liquidity and results of operations and have deferred realization of expected benefits. The new zinc facility produced approximately 12,000 tons of zinc metal during the fourth quarter of 2014, 10,000 tons of zinc metal during the first quarter of 2015, 10,600 tons during the second quarter of 2015 and 9,700 tons during the third quarter of 2015.
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

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2014 and the nine months ended September 30, 2015 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	Nine Months Ended September 30, 2015
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06	$1.04
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91	$0.78

Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10	$1.09
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88	$0.72
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98	$0.92
The Company entered into fixed rate swaps which were put in place to reduce volatility during the completion of construction and ramp-up of production at the new zinc facility. During the first quarter of 2014, we added zinc fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter, zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month, zinc fixed price swaps for the months of November 2014 and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month.
During the three months ended March 31, 2015, we added zinc fixed price swaps for the month of February 2015 at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3,300 tons and zinc fixed price swaps for the months of April and May 2015 at an average price of approximately $0.94 per pound for a total quantity covered of approximately 6,600 tons per month.

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

We received cash of $8.3 million and $7.5 million from the settlement of zinc fixed price swaps during the three and nine months ended September 30, 2015, respectively and received cash of $0.54 million but paid cash of $0.51 million during the three and nine months ended September 30, 2014, respectively.

In October 2015, the Company added zinc fixed price swaps for the first quarter of 2016 at an average price of approximately $0.83 per pound for a total quantity covered of approximately 5,000 tons.
Daily high, low and yearly average LME nickel prices for the years 2010 through 2014 and the nine months ended September 30, 2015 were as follows:

LME Nickel Prices	2010	2011	2012	2013	2014	Nine Months Ended September 30, 2015
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62	$7.01
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06	$4.22
Average	$9.89	$10.36	$7.97	$6.81	$7.65	$5.72
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
Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range. The weekly steel industry capacity decreased to the low 70% range during the first nine months of 2015.
The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Nine months ended September 30,		Year Ended December 31,		Nine months ended September 30,		Year Ended December 31,
	2015	2014	2014	2013	2015	2014	2014	2013
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products (1)	95	101	129	169	$2,087	$2,097	$2,125	$1,966
EAF Dust	388	440	580	607	$71	$70	$70	$72
Nickel-based products	22	22	29	28	$1,447	$1,738	$1,677	$1,568

(1)	Includes HZP from November 16, 2012 until production ceased during the first quarter of 2014.
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
Raw material costs at our Zochem facility, which comprised approximately 86% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 14% of our production costs for the nine months ended September 30, 2015.
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
We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, LCM adjustments can occur when our inventory cost exceeds the market value of our finished goods. The Company recorded LCM adjustments of $3.6 million and $1.6 million during the nine months ended September 30, 2015 and 2014, respectively. Higher than normal LCM adjustments occurred in the first nine months of 2015 and 2014 due to lower production and higher than normal conversion costs at the new zinc facility and additionally during 2014 increased production costs occurred at the Monaca facility as the plant operated at inefficient levels during the final weeks of operation until it was permanently closed in April 2014. Total LCM adjustments were $3.6 million for the year ended December 31, 2014. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of their purchased feedstock generally flows through cost of sales during the same month it is purchased.

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
We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. Since May 2015, the price of zinc has fallen approximately 34% reaching a five-year low in September of 2015. Additionally, the price of nickel has fallen approximately 50% from May 2014 to September 2015. Changes in zinc pricing have impacted our sales revenue since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the purchase prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations.

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
Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2014, which were included in our Annual Report on Form 10-K filed with the SEC on March 2, 2015, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of September 30, 2015 and for the nine months ended September 30, 2015 and 2014. Certain of these accounting policies are described below.

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
We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of the contracts. Additionally, we are minimizing potential credit loss at September 30, 2015 by utilizing eight different brokers for our derivative contracts (see Note P – Accounting for Derivatives Instruments and Hedging Activities in our Consolidated Financial Statements).

Impairment

Long lived assets are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. On a quarterly bases, we assess, among other things, adverse changes in asset use or business climate; current period cash flows; expectations that assets may be sold and projections of future cash flows, any of which may indicate a triggering event indicating potential impairment. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

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
Results of Operations
The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	112.6%	93.9%	100.8%	92.2%
Depreciation and amortization	13.3%	9.5%	12.4%	6.8%
Selling, general and administrative expenses	5.5%	5.1%	5.9%	5.1%
Loss from operations	(31.4)%	(8.5)%	(19.1)%	(4.1)%
Interest expense	9.4%	8.1%	8.5%	3.6%
Interest and other income	0.5%	3.7%	3.9%	2.0%
Loss before income taxes	(40.3)%	(12.9)%	(23.7)%	(5.7)%
Income tax benefit	(14.7)%	(6.6)%	(8.8)%	(2.4)%
Net loss	(25.6)%	(6.3)%	(14.9)%	(3.3)%

The following table sets forth the activity and the fair values of our hedging instruments at the reporting dates.

	Put Option Settlement Period
	2014	Swaps	Total
Fair value December 31, 2013	$38	$(1,432)	$(1,394)
Sales	(35)	—	(35)
Write-off of expired positions	(3)	1,534	1,531
Mark to market adjustments on open positions	—	1,569	1,569
Fair value March 31, 2014	—	1,671	1,671
Write-off of expired positions	—	(2,033)	(2,033)
Mark to market adjustments on open positions	—	(466)	(466)
Fair value June 30, 2014	—	(828)	(828)
Write-off of expired/sold positions	—	392	392
Mark to market adjustments on open positions	—	699	699
Fair value September 30, 2014	—	263	263
Write-off of expired/sold positions	—	(263)	(263)
Mark to market adjustments on open positions	—	(375)	(375)
Fair value December 31, 2014	—	(375)	(375)
Write-off of expired/sold positions	—	196	196
Mark to market adjustments on open positions	—	(491)	(491)
Fair value March 31, 2015	—	(670)	(670)
Write-off of expired/sold positions	—	229	229
Mark to market adjustments on open positions	—	9,833	9,833
Fair value June 30, 2015	—	$9,392	9,392
Write-off of expired/sold positions	—	(4,874)	(4,874)
Mark to market adjustments on open positions	—	1,912	1,912
Fair value September 30, 2015	$—	$6,430	$6,430
A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.
The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2013	2014				2015
Average LME zinc price	December 31	March 31	June 30	September 30	December 31	March 31	June 30	September 30
Quarter	$0.86	$0.92	$0.94	$1.05	$1.01	$0.94	$0.99	$0.84
Year-to-date	$0.87	$0.92	$0.93	$0.97	$0.98	$0.94	$0.97	$0.92

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
Eliminations relate to the exclusion of revenue resulting primarily from the sale of zinc metal from our Horsehead segment to our Zochem segment and EAF dust service fees charged by our Horsehead segment to our INMETCO segment, interest expense recorded on debt which is not allocated to our segments and selling, general and administrative expenses related to our corporate division are not recorded within our three segments.

Three Months Ended September 30, 2015 Compared with Three Months Ended September 30, 2014
Consolidated net sales.
Consolidated net sales decreased $4.0 million, or 3.6%, to $107.0 million for the three months ended September 30, 2015, compared to $111.0 million for the three months ended September 30, 2014.

Change in consolidated net sales	(in millions)
Horsehead	$6.7
Zochem	(2.8)
INMETCO	(0.7)
Eliminations	(3.9)
Unrealized non-cash hedge adjustments	(3.3)
Total change in consolidated net sales	$(4.0)
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $16.3 million, or 15.6%, to $120.5 million for the three months ended September 30, 2015, compared to $104.2 million for the three months ended September 30, 2014.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$19.9
Zochem	—
INMETCO	(0.6)
Eliminations	(3.8)
Unrealized non-cash hedge adjustments	$0.8
Total change in consolidated cost of sales (excluding depreciation and amortization)	$16.3
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $3.7 million, or 35.2%, to $14.2 million for the three months ended September 30, 2015, compared to $10.5 million for the three months ended September 30, 2014.

Change in consolidated depreciation and amortization	(in millions)
Depreciation associated with the new zinc facility	3.4
Other	0.3
Total change in consolidated depreciation and amortization	$3.7

•	The increase in depreciation associated with the new zinc facility in Mooresboro, North Carolina relates to capital expenditures subsequent to the start of operations in May 2014.

•
Depreciation during the three months ended September 30, 2015 includes additional depreciation of $1.8 million relating to the write off of electrodes scrapped at the Mooresboro facility during the quarter.

Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $0.2 million, or 3.5%, to $5.9 million for the three months ended September 30, 2015, compared to $5.7 million for the three months ended September 30, 2014. The increase was due to an overall increase in labor.
Consolidated other income (expense).
Net consolidated other income (expense) was $(9.5) million for the three months ended September 30, 2015, compared to $(4.8) million for the three months ended September 30, 2014.

Change in consolidated other income (expense)	(in millions)
Increase in interest expense	$(1.0)
Decrease in interest and other income	(3.7)
Total change in consolidated other income (expense)	$(4.7)

•
Increase in interest expense as a result of new debt issued on July 29, 2014 of $10 million in Senior Secured Notes and $40 million Unsecured Notes and increase in average borrowings outstanding under revolvers during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

•
Decrease in interest and other income primarily as a result of a decrease in income recorded under the Shell contract during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The sale of the Monaca site to Shell occurred in June 2015. Additionally, the three months ended September 30, 2014 included scrap sales.

Consolidated income tax benefit.

	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Income tax benefit (in millions)	$(15.7)	$(7.2)
Effective tax rate	36.5%	50.8%
Consolidated net loss.
Net loss for the three months ended September 30, 2015 was $(27.4) million compared to net loss of $(7.0) million for the three months ended September 30, 2014.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities and intercompany transactions relating to the sale of zinc metal, increased $2.9 million, or 4.8%, to $63.7 million for the three months ended September 30, 2015 compared to $60.8 million for the three months ended September 30, 2014.

Change in Horsehead net sales	(in millions)
Volume increase due to zinc finished products and services	17.5
Price realization decrease due to zinc finished products and services	(6.6)
WOX/zinc calcine sales decrease	(17.1)
Miscellaneous and other sales increase	9.1
Total change in Horsehead net sales	$2.9

•	The zinc finished products volume increase is due to the continued ramp-up of production at the new zinc facility which began operations in May 2014.

•
The decrease in price realization during the three months ended September 30, 2015 primarily related to zinc metal and resulted from a 20.1% lower average LME zinc price for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

•
Zinc calcine was sold to third parties during the three months ended September 30, 2015 and three months ended September 30, 2014. Zinc calcine will continue to be sold until the new zinc facility is operating at close to capacity. The decrease was due to a volume decrease of 23.2% and a decrease in price realization due to a reduction in the LME zinc price for the quarter as compared to the previous year's quarter.

•	The increase in miscellaneous and other sales is due to the sale of zinc cathodes from the Mooresboro facility and the settlement of fixed rate swaps.

•
Net sales during the three months ended September 30, 2015 were decreased by unrealized non-cash adjustments of $2.1 million relating to our hedging activities. Net sales during the three months ended September 30, 2014 were decreased by unrealized non-cash adjustments of $0.3 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Zinc finished product shipments	16,324	7,786
Calcine shipments	27,467	35,782
Total zinc product shipments on a zinc contained basis	33,464	30,801
Average sales price realization on a zinc contained basis	$0.65	$0.78
Net sales of zinc metal, excluding intercompany transactions, increased $12.6 million, or 73.3%, to $29.8 million for the three months ended September 30, 2015, compared to $17.2 million for the three months ended September 30, 2014.

Change in Horsehead zinc metal net sales	(in millions)
Increase in volume	$19.3
Decrease in price realization	(6.7)
Total change in Horsehead zinc metal net sales	$12.6

•	The volume increase is due to the continued ramp-up of production at the new zinc facility which began operations in May 2014. The increase also relates to an increase in the sale of purchased metal.

•	The decrease in price realization was a result of an decrease in the average price per ton on zinc metal sold and a decrease of 20.1% in the average LME zinc price.
Net sales of zinc-based powders remained approximately the same at $1.1 million for the three months ended September 30, 2015 compared to $1.0 million for the three months ended September 30, 2014.

Revenues from EAF dust recycling decreased $1.7 million, or 15.2%, to $9.5 million for the three months ended September 30, 2015, compared to $11.2 million for the three months ended September 30, 2014.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(2.0)
Increase in price realization	0.3
Total change in Horsehead EAF Dust recycling net sales	$(1.7)

•	EAF dust receipts for the three months ended September 30, 2015 were 129,152 tons compared to 156,605 tons for the three months ended September 30, 2014.

•	The decrease in volume was the result of a reduction in EAF dust receipts due to lower steel production output from our customers during the third quarter of 2015.
Cost of sales (excluding depreciation and amortization).

Cost of sales, excluding intercompany transactions relating to the sale of zinc metal, increased $16.1 million, or 24.7%, to $81.3 million for the three months ended September 30, 2015, compared to $65.2 million for the three months ended September 30, 2014.
The cost of zinc material and other products sold, excluding intercompany transactions relating to the sale of zinc metal, increased $17.8 million, or 31.8%, to $73.7 million for the three months ended September 30, 2015, compared to $55.9 million for the three months ended September 30, 2014.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Increase in the volume of zinc finished products shipped	35.3
Decrease in cost of zinc finished products shipped	(14.3)
Decrease in recycling and other costs	(0.3)
Cost of sales relating to WOX and zinc calcine products produced	(2.9)
Total change in Horsehead cost of zinc metal and other products sold	$17.8

•
The increase in volume relates to a sales increase due to the continued ramp-up of production at the new zinc facility during the third quarter of 2015 compared to the third quarter of 2014. The increase in volume also relates to an increase in the sale of purchased metal.

Conversion costs for the Mooresboro facility, which began operations in May 2014, were $24.0 million for the three months ended September 30, 2015 compared to $20.0 million for the three months ended September 30, 2014. Conversion costs at the Mooresboro facility consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives.

Conversion costs for the recycling facilities that process EAF dust increased approximately $0.9 million to $24.4 million for the three months ended September 30, 2015 from $23.5 million for the three months ended September 30, 2014.

Change in Horsehead recycling conversion costs	(in millions)
Maintenance related costs	1.2
Natural gas	(0.5)
Other	0.2
Total change in Horsehead conversion costs	$0.9

•	Production decreased 15.6% for the third quarter of 2015 as compared to the third quarter of 2014.

•	Conversion cost per ton increased approximately 23% for the third quarter of 2015 compared to the third quarter of 2014.

The cost of EAF dust services decreased $1.8 million, or 19.1% to $7.6 million for the three months ended September 30, 2015, compared to $9.4 million for the three months ended September 30, 2014.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in volume	$(1.6)
Decrease in transportation costs	(0.2)
Total change in Horsehead cost of EAF dust services	$(1.8)

•	EAF tons processed remained decreased 13.7% during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Loss before taxes	$(38.0)	$(15.2)
Unrealized non-cash losses related to hedging	2.1	0.3
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(35.9)	$(14.9)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $2.8 million, or 7.7%, to $33.4 million for the three months ended September 30, 2015, compared to $36.2 million for the three months ended September 30, 2014.

Change in Zochem net sales	(in millions)
Lower shipment volume	$(0.1)
Decrease in price realization	(2.7)
Total change in Zochem net sales	$(2.8)

•
Price realization per pound decreased 7.6% partially as a result of a decrease in the average LME zinc price of 20.1% for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

•	Non-cash adjustments related to hedging activities were not material for both the three months ended September 30, 2015 and the three months ended September 30, 2014.
Cost of sales (excluding depreciation and amortization).
Cost of sales remained approximately the same at $31.2 million for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, after excluding unrealized non-cash losses related to hedging of approximately $0.8 million during the three months ended September 30, 2015. Shipment volume remained approximately the same during the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

(Loss) income before income taxes.
For the reasons stated above, loss before income taxes was $(0.1) million for the three months ended September 30, 2015, compared to income before income taxes of $3.8 million for the three months ended September 30, 2014.
INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $0.7 million, or 5.3%, to $12.5 million for the three months ended September 30, 2015, compared to $13.2 million for the three months ended September 30, 2014.

Change in INMETCO net sales	(in millions)
Decrease in price realization	$(4.0)
Increase in shipment volume	3.0
Increase in other and miscellaneous sales	0.3
Total change in INMETCO net sales	$(0.7)

•
Lower price realization due to customer mix on tolling return shipments and a 43.1% decrease in the average LME nickel price for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

•
Hedging activities related to nickel resulted in no non-cash adjustments for the three months ended September 30, 2015 compared with an favorable non-cash adjustment of $1.4 million for the three months ended September 30, 2014.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $0.6 million, or 7.4%, to $7.5 million for the three months ended September 30, 2015 compared to $8.1 million for the three months ended September 30, 2014.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of product shipped	$(2.1)
Higher shipment volume	2.0
Other	$(0.5)
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(0.6)

•	Decrease in the cost per ton shipped was due to a 29% increase in tons produced and lower raw material costs.

•	Decrease in other relates to credit for participation in energy program.
Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014
Income before taxes	$3.3	$5.2
Unrealized non-cash losses related to hedging	—	(1.4)
Income before taxes excluding unrealized non-cash adjustments related to hedging	3.3	3.8

Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales were $4.2 million for the three months ended September 30, 2015 compared to $0.3 million for the three months ended September 30, 2014. Eliminations relate to the exclusion of revenue resulting primarily from the sale of zinc metal from our Horsehead segment to our Zochem segment and EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.
Loss before income taxes increased $0.2 million to $8.3 million for the three months ended September 30, 2015 compared to $8.1 million for the three months ended September 30, 2014. The increase in loss before income taxes was primarily due to an increase in interest expense of $0.4 million due to an increase in debt recorded in our corporate division.
Nine Months Ended September 30, 2015 Compared with Nine Months Ended September 30, 2014
Consolidated net sales.
Consolidated net sales decreased $15.4 million, or 4.4%, to $331.9 million for the nine months ended September 30, 2015, compared to $347.3 million for the nine months ended September 30, 2014.

Change in consolidated net sales	(in millions)
Horsehead	$(5.6)
Zochem	(7.0)
INMETCO	(4.1)
Eliminations	(4.5)
Unrealized non-cash hedge adjustments	5.8
Total change in consolidated net sales	$(15.4)
See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).
Consolidated cost of sales increased $14.4 million, or 4.5%, to $334.7 million for the nine months ended September 30, 2015, compared to $320.3 million for the nine months ended September 30, 2014.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$22.7
Zochem	(3.0)
INMETCO	(1.5)
Eliminations	(4.5)
Unrealized non-cash hedge adjustments	0.7
Total change in consolidated cost of sales (excluding depreciation and amortization)	$14.4
See separate segment discussion following.
Consolidated depreciation and amortization.
Consolidated depreciation and amortization increased $17.7 million, or 75.3%, to $41.2 million for the nine months ended September 30, 2015, compared to $23.5 million for the nine months ended September 30, 2014.

Change in consolidated depreciation and amortization	(in millions)
Depreciation associated with the new zinc facility	17.4
Other	0.3
Total change in consolidated depreciation and amortization	$17.7

•	The new zinc facility in Mooresboro, North Carolina began operations in May 2014.

•	Depreciation during the nine months ended September 30, 2015 includes additional depreciation of $3.9 million relating to the write off of electrodes scrapped at the Mooresboro facility.
Consolidated selling, general and administrative expenses.
Consolidated selling, general and administrative expenses increased $1.7 million, or 9.6%, to $19.5 million for the nine months ended September 30, 2015, compared to $17.8 million for the nine months ended September 30, 2014. The increase is a result of an overall increase in labor and service related costs.
Consolidated other income (expense).
Net consolidated other income (expense) was $(15.2) million for the nine months ended September 30, 2015, compared to $(5.6) million for the nine months ended September 30, 2014.

Change in consolidated other income (expense)	(in millions)
Increase in interest expense	$(3.8)
Decrease in capitalized interest related to construction of new zinc facility	(11.9)
Increase in interest and other income	6.1
Total change in consolidated other income (expense)	$(9.6)

•
Increase in interest expense as a result of new debt issued on July 29, 2014 of $10 million in Senior Secured Notes and $40 million Unsecured Notes and increase in average borrowings outstanding under revolvers during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

•	Decrease in capitalized interest due to the startup of the new zinc facility in May 2014.

•
Increase in interest and other income primarily as a result of an increase in income recorded under the Shell contract of $8.6 million partially offset by a decrease in scrap sales of $1.4 million during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The sale of the Monaca site to Shell occurred in June 2015.

Consolidated income tax benefit.

	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Income tax benefit (in millions)	$(29.2)	$(8.5)
Effective tax rate	37.1%	42.6%

•
The effective tax rate for the nine months ended September 30, 2015 decreased when compared to the nine months ended September 30, 2014 due to higher than previously projected pretax losses during 2015 which increased the valuation allowance related to state net operating losses and also diluted the impact of lower foreign subsidiary statutory tax rates impact on the overall effective rate.

Consolidated net loss.
Net loss for the nine months ended September 30, 2015 was $(49.5) million compared to net loss of $(11.4) million for the nine months ended September 30, 2014.
Business Segments
Horsehead
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities and intercompany transactions relating to the sale of zinc metal, decreased $10.2 million, or 5.2%, to $186.4 million for the nine months ended September 30, 2015 compared to $196.6 million for the nine months ended September 30, 2014.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(9.6)
Price realization increase due to zinc finished products and services	0.1
WOX/zinc calcine sales decrease	(11.9)
Miscellaneous and other sales increase	11.2
Total change in Horsehead net sales	$(10.2)

•
The zinc products volume reduction was primarily due the closure of the Monaca facility in April 2014 and the continued ramp-up of production at the new zinc facility. During the first quarter of 2014, HZP production was idled due to a lack of raw material supply. Shipments, however, continued through the end of April 2014.

•
Zinc calcine was sold to third parties during the nine months ended September 30, 2015 and both WOX and zinc calcine were sold to third parties during the nine months ended September 30, 2014. Zinc calcine will continue to be sold until the new zinc facility is operating at close to capacity. The decrease was due to a reduction in price realization due to a decrease in the LME zinc price for the nine motnhs as compared to the previous year's nine months.

•
Net sales during the nine months ended September 30, 2015 were increased by unrealized non-cash adjustments of $7.8 million relating to our hedging activities. Net sales during the nine months ended September 30, 2014 were increased by unrealized non-cash adjustments of $2.0 million relating to our hedging activities.

•	The increase in miscellaneous and other sales is primarily due to the sale of zinc cathodes from the Mooresboro facility and the settlement of fixed rate swaps.

Horsehead zinc product shipments - in tons	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Zinc finished product shipments	47,047	49,545
WOX/calcine shipments	78,536	73,933
Total zinc product shipments on a zinc contained basis	96,363	98,161
Average sales price realization on a zinc contained basis	$0.75	$0.83
Net sales of zinc metal, excluding intercompany transactions, decreased $2.2 million, or 2.3%, to $93.8 million for the nine months ended September 30, 2015, compared to $96.0 million for the nine months ended September 30, 2014.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(1.7)
Decrease in price realization	(0.5)
Total change in Horsehead zinc metal net sales	$(2.2)

•	The decrease in volume relates to a reduction in shipments due to the closure of the Monaca facility in April 2014 and the continued ramp-up of production at the new zinc facility.

•	The decrease in price realization was a result of a decrease of 4.9% in the average LME zinc price.
Net sales of zinc-based powders decreased $4.1 million to $2.6 million for the nine months ended September 30, 2015 compared to $6.7 million for the nine months ended September 30, 2014. The decrease was primarily due to the idling of production at our HZP facility due to a lack of raw material supply during the first quarter of 2014.

Revenues from EAF dust recycling decreased $3.2 million, or 10.1%, to $28.6 million for the nine months ended September 30, 2015, compared to $31.8 million for the nine months ended September 30, 2014.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(3.8)
Increase in price realization	0.6
Total change in Horsehead EAF Dust recycling net sales	$(3.2)

•	EAF dust receipts for the nine months ended September 30, 2015 were 394,173 tons compared to 447,289 tons for the nine months ended September 30, 2014.

•	The decrease in volume was the result of a reduction in EAF dust receipts due to lower steel production output from our customers during the nine months ended September 30, 2015.
Cost of sales (excluding depreciation and amortization).

Cost of sales, excluding intercompany transactions relating to the sale of zinc metal, increased $18.1 million, or 9.0%, to $218.2 million for the nine months ended September 30, 2015, compared to $200.1 million for the nine months ended September 30, 2014.
The cost of zinc material and other products sold, excluding intercompany transactions relating to the sale of zinc metal, for the nine months ended September 30, 2015, increased $21.1 million, or 12.1%, to $195.8 million, compared to $174.7 million for the nine months ended September 30, 2014.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(6.3)
Increase in cost of zinc finished products shipped	23.3
Cost of sales relating to WOX and zinc calcine products produced	3.7
Increase in recycling and other costs	0.4
Total change in Horsehead cost of zinc metal and other products sold	$21.1

•	Volume decrease due to the continued ramp-up of the new zinc facility.

•
The cost of zinc material includes $3.6 million of LCM inventory adjustments during the nine months ended September 30, 2015 and LCM adjustments of $1.6 million for the nine months ended September 30, 2014. The 2015 and 2014 LCM adjustments were the result of higher than normal production costs at the new zinc facility which operated at inefficient levels during its continued ramp-up. The 2014 LCM adjustments were also the result of higher than normal production costs which occurred during the final months of shutdown at our Monaca facility. The Monaca facility was permanently closed in April 2014.

Conversion costs for the Mooresboro facility, which began operations in May 2014, were $66.4 million for the nine months ended September 30, 2015 and $24.9 million for the nine months ended September 30, 2014. Conversion costs at the Mooresboro facility consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which was permanently closed at the end of April 2014, were $32.6 million for the nine months ended September 30, 2014.

Conversion costs for the recycling facilities that process EAF dust increased approximately $4.0 million to $71.3 million for the nine months ended September 30, 2015 from $67.3 million for the nine months ended September 30, 2014.

Change in Horsehead recycling conversion costs	(in millions)
Labor	$0.6
Coke	0.7
Maintenance related costs	3.2
Services	1.2
Natural gas	(1.7)
Total change in Horsehead conversion costs	$4.0

•	Production decreased 2.3% for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

•	Conversion cost per ton increased 8.4% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

The cost of EAF dust services decreased $3.0 million, or 11.8% to $22.4 million for the nine months ended September 30, 2015, compared to $25.4 million for the nine months ended September 30, 2014.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease in volume	$(3.1)
Increase in transportation costs	0.1
Total change in Horsehead cost of EAF dust services	$(3.0)

•	EAF tons processed decreased 1.4% during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Loss before income taxes.
For the reasons stated above, our loss before income taxes was:

Horsehead loss before taxes (in millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Loss before taxes	$(66.4)	$(30.5)
Unrealized non-cash gains related to hedging	(7.8)	(2.0)
Loss before taxes excluding unrealized non-cash adjustments related to hedging	$(74.2)	$(32.5)
Zochem
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $7.0 million, or 6.4%, to $102.0 million for the nine months ended September 30, 2015, compared to $109.0 million for the nine months ended September 30, 2014.

Change in Zochem net sales	(in millions)
Lower shipment volume	$(8.2)
Increase in price realization	1.2
Total change in Zochem net sales	$(7.0)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

•
Price realization per pound increased 1.1% after being offset by a decrease in the average LME zinc price of 4.9% for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•	Non-cash adjustments related to hedging activities were $0.3 million for the nine months ended September 30, 2015 but were not material for the nine months ended September 30, 2014.
Cost of sales (excluding depreciation and amortization).
Cost of sales, after excluding unrealized non-cash adjustments related to hedging, decreased $3.0 million, or 3.1%, to $92.4 million for the nine months ended September 30, 2015, compared to $95.4 million for the nine months ended September 30, 2014.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Increase in cost of products shipped	$4.1
Decrease due to lower shipment volume	(7.1)
Total change in Zochem cost of sales (excluding depreciation and amortization)	$(3.0)

•
Lower shipment volume as a result of the closure of the Monaca zinc oxide refinery on December 23, 2013 and resulting transfer of the remaining Monaca zinc oxide inventory to Zochem during the first quarter of 2014.

•
Non-cash adjustments related to hedging totaled $0.7 million for the nine months ended September 30, 2015. No non-cash adjustments related to hedging were recorded during the nine months ended September 30, 2014.

Income before income taxes.
For the reasons stated above, income before income taxes was $4.4 million for the nine months ended September 30, 2015, compared to $10.6 million for the nine months ended September 30, 2014.

INMETCO
Net sales.
Net sales, excluding unrealized non-cash adjustments relating to our hedging activities, decreased $4.1 million, or 10.0%, to $37.0 million for the nine months ended September 30, 2015, compared to $41.1 million for the nine months ended September 30, 2014.

Change in INMETCO net sales	(in millions)
Decrease in price realization	$(5.2)
Increase in shipment volume	1.0
Increase in other and miscellaneous sales	0.1
Total change in INMETCO net sales	$(4.1)

•
Decrease in price realization due to 26.8% decrease in average LME nickel price and the customer mix on tolling return shipments for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

•
Hedging activities related to nickel resulted in no non-cash adjustments for the nine months ended September 30, 2015 compared with an unfavorable non-cash adjustment of $0.3 million for the nine months ended September 30, 2014.

Cost of sales (excluding depreciation and amortization).
Cost of sales decreased $1.5 million, or 5.8%, to $24.4 million for the nine months ended September 30, 2015 compared to $25.9 million for the nine months ended September 30, 2014.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Lower cost of product shipped	$(1.8)
Higher shipment volume	0.8
Other	$(0.5)
Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(1.5)

•	Lower cost of product shipped mainly related to lower purchased raw material costs.

•	Decrease in other relates to credit for participation in energy program.

Income before income taxes.
For the reasons stated above, our income before income taxes was:

INMETCO income before taxes (in millions)	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Income before taxes	$8.0	$10.6
Unrealized non-cash losses related to hedging	—	0.3
Income before taxes excluding unrealized non-cash adjustments related to hedging	$8.0	$10.9
Other
Corporate, eliminations and other

Net sales.
Eliminations of net sales were $5.6 million for the nine months ended September 30, 2015 compared to $1.1 million for the nine months ended September 30, 2014. Eliminations relate to the exclusion of revenue resulting primarily from the sale of zinc metal from our Horsehead segment to our Zochem segment and EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.
Loss before income taxes increased $14.3 million to $24.7 million for the nine months ended September 30, 2015 compared to $10.5 million for the nine months ended September 30, 2014. The increase in loss before income taxes was due primarily to an increase in actual interest expense of $2.7 million due to an increase in debt recorded in our corporate division and a decrease in capitalized interest of $11.3 million due to the completion of the new zinc facility in May 2014.

Liquidity and Capital Resources

Liquidity

On July 26, 2012, we completed a private placement of $175.0 million principal amount of 10.50% Senior Secured Notes due 2017, at an issue price of 98.188% of par with a yield to maturity of 11.00%. The net proceeds from the offering were approximately $164.1 million.
On August 28, 2012, we announced that we entered into a Credit Agreement with a Spanish bank to provide for the financing of up to €18.6 million (approximately $25.8 million USD) for purchases under certain contracts for equipment and related products and services for the new zinc facility and an additional $1.0 million for the insurance premium on this loan. As of September 30, 2015, we had $18.2 million in outstanding borrowings on this facility and $0.8 million in availability remaining on this agreement.
On April 29, 2014, we entered into a $20.0 million 2014 Zochem Facility. As of September 30, 2015, we had $8.0 million in outstanding borrowings on this facility, which is classified as current in the Consolidated Balance Sheets due to the expiration of the facility in September 2016. We had $11.6 million of availability remaining at September 30, 2015.
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

On July 29, 2014, we completed a private placement of $40.0 million aggregate principal amount of 9.00% Unsecured Notes due 2017, at an issue price of 100.00% of par. The Unsecured Notes mature on June 1, 2017 and are a new issue of notes.

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

At September 30, 2015, there was an aggregate of $205.0 million of Secured Notes outstanding.
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

On June 30, 2015, we entered into the new $80.0 million Macquarie Credit Facility, which became effective on July 6, 2015. The Macquarie Credit Facility matures on May 15, 2017. The new revolving credit facility replaces both the $20.0 million INMETCO Facility and the $60.0 million ABL Facility. The Macquarie Credit Facility accommodates a broader borrowing base than the two previous credit facilities and adds additional liquidity. We had $59.5 million in outstanding borrowings on this facility as of September 30, 2015 and $20.5 million of availability.

On October 23, 2015, the Company entered into an At-The-Market Equity Offering sales agreement pursuant to which the Company may offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50 million, through the sales agent. Subject to the terms and conditions of the sales agreement, the sales agent will use its commercially reasonable efforts to sell shares of the Company’s common stock in such number, at such times and at such prices as the Company shall determine. However, the Company is not required to sell any shares of its common stock at any time. The sales agreement will terminate on the earlier of (i) the sale of all of the common stock subject to the sales agreement or (ii) termination of the sales agreement in accordance with its terms. The Company intends to use the net proceeds from the sale of the shares of its common stock, if any, for general corporate purposes, which may include liquidity for operational contingencies, working capital and capital expenditures.

Outlook
Our new zinc facility continues to be in the ramp-up stage, and since start-up, has experienced significant operational difficulties that have resulted in low production and several interruptions. The operational issues we have experienced have significantly slowed the ramp-up rate, negatively impacted our cash flows and results of operations, and delayed the realization of the benefits we believe we can obtain from full operation of our zinc facility. We have not identified any insurmountable technical or operational obstacles that materially challenge the value proposition of our new zinc facility. However, the timing and the cost to achieve and sustain full capacity are currently uncertain.

During the past few months of 2015 we have significantly enhanced our organization at the Mooresboro facility, and we have recently expanded the use of external engineering resources assigned to the Mooresboro projects to accelerate the rate that changes are implemented. These resources, which include engineering, technical support and operations management, have validated the feasibility of the technology and developed potential solutions to many of the known issues. We are focused on implementing these improvements, a number of which were achieved during the recent outage.

We are currently unable to predict with any certainty when we will begin operating at full design capacity, and we cannot guarantee that our efforts to remediate known issues will be sufficient or that we will not encounter additional issues that may result in further delays. We are also unable to foresee the severity of any such issues. In addition, we are unable to predict with any degree of certainty the expected costs to remediate any issues which prevent us from operating at full design capacity.

We continue to believe that once we are operating efficiently at full capacity, we will realize significant benefits from our investment in this transformative project. Timing, however, for achieving specific milestones during the ramp-up or the completion of the ramp-up to full zinc production, however, cannot be predicted with certainty at this time. Once the new facility is operating at full capacity and at full efficiency, we believe it will be capable of producing over 155,000 tons of zinc metal per year and with certain modifications, capable of producing over 170,000 tons of zinc metal per year.
We have historically financed our operations, maintenance capital expenditures and debt service primarily with funds generated by our operations, supplemented by additional debt or equity capital as needed. We believe the combination of (i) our cash balance of approximately $34.9 million at September 30, 2015, (ii) our availability under the Macquarie Credit Facility, 2014 Zochem Facility and Credit Agreement of approximately $33 million as of September 30, 2015, (iii) our cost reduction initiatives, (iv) our expected cash generated from operations and (v) our potential to raise additional debt or equity capital will be sufficient to satisfy our liquidity and capital requirements for the next twelve months. Significant assumptions underlie this belief, including, among other things, that we will be able to resolve the operational issues that have delayed ramp-up of production at our new zinc facility and that new unforeseen issues do not develop, that the prices of zinc and nickel do not continue to decrease or remain at current low levels, that we are able to implement our business strategy, that there will be no other material adverse developments in our business, liquidity or capital requirements and, if needed, that we will be able to raise additional debt or equity capital or consummate other liquidity-generating transactions in a timely manner and on terms acceptable to us. Although we believe we could obtain additional capital and/or reduce our capital requirements if necessary, our ability to do so may be affected by industry factors, including LME zinc prices, by factors relating to the ramp up of our new zinc facility and by general economic, financial, competitive, legislative, regulatory and other factors discussed in this report and in our other filings with the SEC, including our Annual Report on Form 10-K, for the fiscal year ended December 31, 2014.
If our future cash flows from operations and existing financing sources and other liquidity-generating transactions are insufficient to pay our debt obligations as they mature or to fund our liquidity needs, we may be forced to reduce or delay our business activities and capital expenditures, seek additional capital or refinance our debt.  In addition, if we are unable to refinance our indebtedness, we may be required to pursue one or more strategic alternatives, such as a merger, recapitalization, reorganization, going private transaction, divestiture or sale of all or substantially all of our assets. We cannot assure you that we would be able to accomplish any of these alternatives on a timely basis or on satisfactory terms, if at all. If our indebtedness is accelerated and we are unable to refinance that indebtedness, we may be forced into bankruptcy or liquidation.

Cash and Cash Equivalents
Our balance of cash and cash equivalents at September 30, 2015 was $34.9 million, an increase of $4.2 million from the December 31, 2014 balance of $30.7 million. Cash and cash equivalents are held in three US banks and one Canadian bank.
Cash Flows from Operating Activities
Our operations used a net $48.3 million of cash for the nine months ended September 30, 2015. The cash flows used represent the operating loss for the nine months ended September 30, 2015. Additionally, an increase in accounts receivable and inventory and a decrease in accounts payable used $3.5 million, $2.3 million and $2.3 million, respectively, of cash during the first nine months of 2015. This was somewhat offset by an increase in accrued expenses of $6.0 million.
Our investment in working capital was $53.9 million at September 30, 2015 and $48.5 million at December 31, 2014. The increase in working capital was primarily due to an increase in current assets, primarily prepaid assets, this however, was partially offset due to the reclass of the outstanding amounts due under the 2014 Zochem Facility to current maturities of long-term debt at September 30, 2015.
Cash Flows from Investing Activities
Capital expenditures were $26.8 million for the nine months ended September 30, 2015. Additionally, we received proceeds of $9.0 million related to the sale of the Monaca land to Shell which occurred in June 2015. We used cash of $8.9 million due primarily to the cash collateralization of letters of credit which had been outstanding under our previous ABL Facility.
Cash Flows from Financing Activities
Cash provided by financing activities for the nine months ended September 30, 2015 totaled $79.2 million. We received net proceeds of $69.6 million from the issuance of stock on January 28, 2015. Additionally, we borrowed $66.0 million on our credit facilities and repaid $52.7 million.
Off-Balance Sheet Arrangements
Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. At September 30, 2015, the Company had a total of $0.3 million in letters of credit outstanding under the 2014 Zochem Facility and $7.6 million in letters of credit that are cash collateralized and recorded in Restricted cash in the Company's Consolidated Balance Sheet at September 30, 2015. The letters of credit outstanding were entered into to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.
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
Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and to cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, at September 30, 2015, we currently utilize eight different brokers for our hedging program.

Interest Rate Risk
We are subject to interest rate risk in connection with our $80.0 million Macquarie Credit Facility entered into on July 6, 2015, our $25.8 million Credit Agreement entered into on November 14, 2012 (as amended) and our $20.0 million 2014 Zochem Facility entered into on April 29, 2014, all of which bear interest at variable rates. Assuming that the two credit facilities and the Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

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
The Company entered into fixed rate swaps which were put in place to reduce volatility during the completion of construction and ramp-up of production at the new zinc facility. During the first quarter of 2014, we added fixed price swaps for the second quarter of 2014, at an average price of approximately $0.94 per pound for a total quantity covered of 26,500 tons for the quarter, zinc fixed price swaps for the months of August and September 2014, at an average price of slightly over $1.07 per pound for a total quantity covered of 6,000 tons per month, zinc fixed price swaps for the months of November and December 2014, at an average price of slightly over $1.05 per pound for a total quantity covered of 6,600 tons per month.
During the three months ended March 31, 2015, we added zinc fixed price swaps for the month of February 2015 at an average price of approximately $0.97 per pound for a total quantity covered of approximately 3,300 tons and zinc fixed price swaps for the months of April and May 2015 at an average price of approximately $0.94 per pound for a total quantity covered of approximately 6,600 tons per month.

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

We received cash of $8.3 million and $7.5 million from the settlement of zinc fixed price swaps during the three and nine months ended September 30, 2015, respectively and received cash of $0.54 million but paid cash of $0.51 million during the three and nine months ended September 30, 2014, respectively.

In October 2015, the Company added zinc fixed price swaps for the first quarter of 2016 at an average price of approximately $0.83 per pound for a total quantity covered of approximately 5,000.0 tons.
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

Exchange Rate Sensitivity Analysis
Our exchange rate exposures result from our acquisition of Zochem on November 1, 2011. Effective August 1, 2012, we changed Zochem’s functional currency reporting basis from Canadian Dollar to U.S. Dollar. Zochem sales are predominately in U.S. Dollars, however a portion of their sales and certain other costs remain in the Canadian Dollar and are converted to US Dollars at month end. Holding other variables constant, a 10% reduction in all relevant exchange rates, would have had relatively no effect on our earnings for the nine months ended September 30, 2015.

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

During the quarter ending September 30, 2015, there was no change in our internal control over financial reporting that in our management’s judgment has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
We are party to various litigation, claims and disputes, including, breach of contract claims, labor regulation claims and U.S. Occupational Safety and Health Act and environmental regulation violations, some of which are for substantial amounts, arising in the ordinary course of business. While the ultimate effect of such actions cannot be predicted with certainty, we expect that the outcome of these matters will not result in a material adverse effect on our business, financial condition or results of operations.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
[None]
Item 3. Defaults Upon Senior Securities.
[None]
Item 4. Mine Safety Disclosures
[None]
Item 5. Other Information.

On November 6, 2015, we entered into a Severance Agreement (the "Severance Agreement") with Gary R. Whitaker, our Vice President, General Counsel and Secretary.

The initial term of the Severance Agreement is two years and provides for the payment of an amount equal to eighteen months base salary rate (currently $338,000) in the event of a change of control of the Company, as long as certain conditions are met, including the signing of a general release.

The foregoing description of the Severance Agreement is not intended to be complete and is qualified it its entirety by the complete text of the Severance Agreement, which is attached as Exhibit 10.1 to this Current Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.
EXHIBIT INDEX

Exhibit No.	Description

10.1	Severance Agreement, dated as of November 6, 2015 by and between Horsehead Holding Corp. and Gary W. Whitaker.
10.2
At-The-Market Equity Offering Sales Agreement, dated October 23, 2015, between Horsehead Holding Corp. and Stifel, Nicolaus & Company, Incorporated, as sales agent (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2015).

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

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer
This report has been signed by the following persons in the capacities indicated on November 9, 2015.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler	Principal Executive Officer	November 9, 2015
James M. Hensler

/s/ Robert D. Scherich	Principal Financial and Accounting Officer	November 9, 2015
Robert D. Scherich