Form 10-K
period 2015-12-31
Horsehead Holding Corp
filed 2016-09-29
CIK 1385544

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2015

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

None.

Securities registered pursuant to Section 12(g) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated Filer    ☒       Accelerated filer         ☐         Non-accelerated filer         ☐         Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐     No  ☒

As of June 30, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $584 million (based upon the closing sale price of the common stock on that date on The NASDAQ Global Select Market, the exchange on which the common stock traded as of such date). For this purpose, all shares held by directors, executive officers and stockholders beneficially owning ten percent or more of the registrant’s common stock have been treated as held by affiliates.

The number of shares of the registrant’s common stock outstanding as of September 29, 2016 was 60,352,479.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part I, Item 1A. Risk Factors”), could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our filing of voluntary petitions for relief under the Bankruptcy Code and the attendant difficulties of operating our business while attempting to reorganize in bankruptcy; our ability to maintain sufficient financing sources to fund our business and meet obligations during the Chapter 11 Cases; our ability to secure confirmation of the Plan and emerge from bankruptcy; our ability to continue as a going concern and the uncertainty regarding the eventual outcome of our restructuring; our ability to implement our business plan and financial restructuring strategy successfully; declines in the prices of zinc and nickel-based products; our ability to resolve the operational issues at our idled Mooresboro facility if it resumes operations and if it becomes fully operational; our ability to produce Special High Grade zinc; our ability to reduce certain operating costs; the cyclical nature of the metals industry; and competition from global zinc and nickel manufacturers.

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

ii

PART I

ITEM 1.  BUSINESS

Unless stated otherwise or unless the context otherwise requires, all references in this annual report to the “Company,” “we,” “our,” and “us” are to Horsehead Holding Corp., a Delaware corporation, and its consolidated subsidiaries.

Company Overview

Horsehead Holding Corp. is the parent company of: (i) Horsehead Corporation, a U.S. producer of zinc products and, we believe, the largest North American recycler of electric arc furnace (“EAF”) dust (“Horsehead”); (ii) The International Metals Reclamation Company, LLC, a leading recycler of nickel-bearing wastes and nickel-cadmium (“Ni-Cd”) batteries in North America (“INMETCO”); and (iii) Zochem Inc., which we believe is the largest single-site producer of zinc oxide in North America (“Zochem”). Horsehead is the parent company of Horsehead Metal Products, LLC, which owns our idled zinc facility in Mooresboro, North Carolina.

We currently have production and/or recycling operations at five facilities (excluding the Mooresboro facility) located in four states in the United States. Zochem operates from one facility located in Canada. Our products are used in a wide variety of applications, including in the galvanizing of sheet and fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel.

We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. On January 22, 2016, we announced the idling of our Mooresboro, North Carolina zinc production facility. The decision to idle the Mooresboro facility was the result of many factors, including a depressed zinc price and our liquidity situation. A small workforce has been retained to manage the facility. To date, the Mooresboro facility remains in an idled state.

During the year ended December 31, 2015, we sold approximately 243 million pounds of zinc finished products, 222 million pounds of waelz oxide (“WOX”) and zinc calcine and 24 million pounds of nickel-based products, generally priced at amounts based on zinc and nickel prices on the London Metals Exchange (“LME”). For the year ended December 31, 2015, we generated sales and recorded a net loss of $414.9 million and $665.4 million, respectively.

Chapter 11 Bankruptcy Filings

On February 2, 2016 (the “Petition Date”), Horsehead Holding Corp. and certain of its direct and indirect wholly owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On the same date, Zochem, as foreign representative of the Debtors, commenced a proceeding under Part IV of the Companies’ Creditors Arrangement Act in the Ontario Superior Court of Justice (Commercial List) (the “Canadian Court”) to recognize the Debtors’ Chapter 11 cases as a foreign main proceeding (the “Canadian Proceedings”). The Chapter 11 cases are being jointly administered by the Bankruptcy Court under the caption In re Horsehead Holding Corp., Case No. 16-10287 (the “Chapter 11 Cases”). The Debtors entered Chapter 11 to protect their assets and to formulate a balance sheet restructuring and deleveraging of the Debtors’ current capital structure. The Debtors continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

On March 3, 2016, the Bankruptcy Court entered a final order approving the Debtors’ debtor-in-possession financing in an aggregate principal amount of up to $90 million (the “DIP Facility”) set forth in a debtor-in-possession Credit Agreement (as amended from time to time, the “DIP Credit Agreement”) and the Canadian Court entered an order recognizing and giving effect to the Bankruptcy Court’s order in Canada.

The Debtors have filed a plan of reorganization (as may be amended, modified or supplemented from time to time, the “Plan”) and a related proposed disclosure statement (as may be amended, modified or supplemented from time to time, the “Disclosure Statement”) with the Bankruptcy Court. On July 11, 2016, the Bankruptcy Court entered an order approving the Disclosure Statement, and on July 12, 2016, the Canadian Court recognized and gave effect to such order in Canada. On or about July 18, 2016, the Debtors commenced solicitation of the Plan. On September 9, 2016, the Bankruptcy Court entered an order confirming the Plan and on September 12, 2016, the Canadian Court recognized and gave effect to such order in Canada.

On July 11, 2016, we, on behalf of the Debtors, entered into a Unit Purchase and Support Agreement (the “UPA”) with certain holders of claims against the Debtors that are listed therein as plan sponsors (collectively, the “Plan Sponsors”). The UPA was entered into in connection with the Debtors’ Plan filed with the Bankruptcy Court.

Pursuant to the UPA, and subject to approvals, terms, and conditions set forth therein, upon emergence from Chapter 11, (i) we will issue units of limited liability company interests of the reorganized Company to the Plan Sponsors who will purchase such Plan Sponsor’s respective percentage of an aggregate amount equal to $160 million (the “Emergence Equity Units”), and (ii) the Plan Sponsors had the right to elect, on or prior to July 29, 2016, to commit to purchase up to an additional $100 million units of limited liability company interests of the reorganized Company (the “Additional Capital Commitment Units”), with such commitment being exercisable at the election of the reorganized Company’s board of directors pursuant to the terms and subject to the conditions of the UPA, following the effectiveness of the Plan. The additional capital commitment was fully subscribed.

The UPA was approved by the Bankruptcy Court on September 9, 2016 and on September 12, 2016, the Canadian Court recognized and gave effect to such order.

The UPA was amended on August 30, 2016, to, among other things, (i) add an additional Plan Sponsor as a signatory to the UPA and correspondingly amends the respective schedules and purchase commitments to reflect such addition, (ii) allow the reorganized Company to call up to $15 million of Additional Capital Commitment Units for working capital needs and other general purposes, and (iii) amend various provisions of the UPA to reflect, among other milestone changes, that the effective date of the Plan shall occur by 5:00 PM, New York City time, on September 30, 2016.

Our ability to continue as a going concern is dependent on many factors, including our ability to maintain adequate cash on hand and generate cash from operations for the duration of the Chapter 11 Cases, access to the DIP Facility, the consummation of the Plan in a timely manner, and our ability to achieve profitability following emergence from bankruptcy.

For the duration of the Chapter 11 Cases, our operations and our ability to develop and execute our business plan are subject to the risks and uncertainties associated with the Chapter 11 process as described in Item 1A, “Risk Factors.” As a result of these risks and uncertainties, the description of our operations, properties and obligations included in this Annual Report on Form 10-K may not accurately reflect our operations, properties and obligations following the Chapter 11 Cases.

Notice of Delisting from NASDAQ

On February 2, 2016, we received notice from The NASDAQ Stock Market LLC (“NASDAQ”) that trading of our common stock was to be suspended at the opening of business on February 11, 2016. NASDAQ’s decision to delist our common stock was a result of our filing of the Bankruptcy Petitions. On February 23, 2016, NASDAQ filed a Form 25, “Notification of Removal from Listing Under Section 12(b) of the Securities Exchange Act of 1934,” with respect to our common stock. Our common stock currently trades in the over-the-counter (“OTC”) market under the symbol ZINCQ.

Operations

We operate in three distinct, but related, lines of business: (a) the processing of EAF dust and other zinc-bearing material to produce and sell zinc and other metals undertaken by Horsehead Corporation; (b) the production and sale of zinc oxide undertaken by Zochem; and (c) the processing of a variety of metal-bearing waste materials and the production of nickel-bearing alloys undertaken by INMETCO. The Horsehead Corporation segment generated 70%, 56% and 58% of our revenues in 2013, 2014 and 2015, respectively; the Zochem segment generated 18%, 32% and 31% of our revenues in 2013, 2014 and 2015, respectively; and the INMETCO segment generated 12%, 12% and 11% of our revenues in 2013, 2014 and 2015, respectively.

Our recycling and production operations in 2015, including the currently idled Mooresboro facility, formed a complete recycling loop, as illustrated below, from recycled metals to finished zinc or nickel-bearing products.

Horsehead Corporation and Zochem

Horsehead Corporation

Recycling Operations, Products and Services

Horsehead operates four hazardous waste recycling facilities for the recovery of zinc from EAF dust. Our predecessor company created the market for EAF dust recycling for carbon steel mini-mill producers with the development of our recycling technology in the early 1980’s. Our recycling process has been designated by the U.S. Environmental Protection Agency (“EPA”) as a “Best Demonstrated Available Technology” for the processing of EAF dust. Our recycling facilities are strategically located near sources of EAF dust production. These facilities recover zinc from EAF dust generated primarily by carbon steel mini-mill manufacturers during the melting of steel scrap, as well as from other waste material.

We are one of the leading environmental service providers to the U.S. steel industry, having recycled to date, together with our predecessors, 11.8 million tons of EAF dust since 1990, which is equivalent to approximately 2.4 million tons of zinc, and represents the dust generated in the production of over 690 million tons of steel. Horsehead Corporation’s recycling and conversion of EAF dust reduces a steel mini-mill’s exposure to environmental liabilities that may arise if EAF dust is sent to a landfill and not recycled. In 2015, we processed 579,000 tons of EAF dust and other zinc-bearing materials compared to 593,000 tons in 2014.

We extract zinc from EAF dust, and recycle the other components of EAF dust into non-hazardous materials, using our proprietary “Waelz Kiln” process at our Palmerton, Pennsylvania, Barnwell, South Carolina, Rockwood, Tennessee, and Calumet, Illinois facilities. Our Waelz Kiln recycling process blends, conditions, adds carbon to and pelletizes EAF dust, and then feeds it into the kiln itself, a refractory-lined tube that is typically 160 feet in length and 12 feet in diameter. During the passage through the kiln, the material is heated under reducing conditions at temperatures exceeding 1,100 degrees Celsius, thereby volatilizing the nonferrous metals, including zinc. The resulting volatized gas stream is oxidized and collected as WOX, which has a zinc content between 55% and 65%. In addition, we produce iron-rich material that we sell for use as an aggregate in asphalt and as an iron source in cement.

Currently, the WOX generated at our Palmerton, Pennsylvania facility and at times, WOX generated at our other EAF dust recycling facilities, is further refined in a process, called “calcining,” whereby we heat the material to drive off impurities. Through this rotary kiln process, which is fired with natural gas, the zinc content is further increased from approximately 55% to 65% to approximately 65% to 70%, and the product is collected as zinc calcine in granular form.

In 2015, we sold $58.7 million and $1.3 million of calcine and WOX, respectively, to third parties as the Mooresboro facility was not able to utilize the total amount of EAF tons processed by our recycling facilities.

Zinc Operations, Products and Services

Horsehead Corporation is a producer of zinc products, including zinc metal, used in the galvanizing of steel, in zinc die castings, and zinc-bearing alloys in the United States. Horsehead Corporation also produces WOX and zinc calcine for sale to other zinc producers. Horsehead Corporation uses WOX, the primary product of its recycling operations, as a low-cost, raw material feedstock in the production of zinc metal and value-added zinc products, which yields a competitive cost advantage. Our EAF dust recycling operations provide us with a reliable, cost-effective source of recycled feedstock without relying on third-party sellers.

Prior to the Petition Date, Horsehead Corporation conducted its zinc production (as opposed to recycling) operations from its facility located in Mooresboro, North Carolina, which we began constructing in September 2011 to replace our former zinc smelter located in Monaca, Pennsylvania. We permanently shut down the Monaca facility in April 2014 and subsequently demolished it, and sold the land in June 2015, although we retain ownership of a non-hazardous captive landfill located near that site.

Since operations began at the Mooresboro facility in May 2014, we have experienced a number of significant operational, production, and equipment issues associated with the attempted ramp-up of the Mooresboro facility. For example, it was discovered that the bleed treatment section of the facility was undersized causing a bottleneck to production. Additionally, electrolyte quality deteriorated causing significant corrosion to electrodes in the cell house due, in part, to poor control of solids carryover into the solvent extraction units combined with equipment issues related to faulty organic filters and the HCl regeneration units. Also, several pumps and lines were improperly designed for their intended application. The Mooresboro facility was operating at approximately 25% of capacity during the fourth quarter of 2015. While we ultimately expected to realize substantial operating efficiencies from the Mooresboro facility once it became fully operational, we have publicly identified ongoing challenges with respect to the Mooresboro facility on numerous occasions. In total, we have invested approximately $575.0 million in the construction and development of the Mooresboro facility, excluding capitalized interest and internal labor, as of the Petition Date. On January 22, 2016, due to financial constraints, we issued notices to our employees at the Mooresboro facility under the Worker Adjustment and Retraining Notification Act and publicly announced our intention to transition the Mooresboro facility from fully operational status to operating on a “care and maintenance level” only by February 8, 2016. To date, the Mooresboro facility remains in an idled state.

During the year ended December 31, 2015, our operations were significantly impacted due to the dramatic decline in zinc, nickel and other commodity prices, continuing issues that delayed the ramp-up of the Mooresboro zinc facility, and lower EAF dust receipts reflecting weaker steel production. Additionally, on January 22, 2016 when we temporarily idled the Mooresboro facility in the face of severe liquidity constraints and our determination that the facility was incapable of generating positive cash flow in the future without significant additional capital investment and/or a recovery in commodity prices, we determined a triggering event occurred related to our Mooresboro facility which required us to assess if the carrying amount of this long-lived asset may not be recoverable. We performed the required first step of the impairment test and determined the carrying amount of our Mooresboro asset group exceeded the sum of the expected undiscounted cash flows. We proceeded to the second step of the impairment test where we were required to determine a fair value for the Mooresboro asset group and recognize an impairment loss if the carrying value exceeded fair value. Fair value of the Mooresboro asset group was determined using i) published prices of our publicly traded debt and equity coupled with ii) the latest twelve months revenue multiples of selected comparable guideline companies to isolate the Mooresboro asset group’s fair value. The income approach was not considered an appropriate fair value measurement due to the absence of reliable forecast data as the facility was idled indefinitely in early 2016 as a result of uncertainty around timing of future capital inflows necessary to make required capital improvements to generate positive cash flows stemming from the Chapter 11 proceedings as well as uncertainty around recovery timing of commodity prices. As a result of the impairment test, we recorded a non-cash, pretax long-lived asset impairment loss of $527.6 million for the Mooresboro asset group. The total amount of this write-down is included in Loss from operations in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the write-down of the asset group, the remaining net book value of the Mooresboro asset group was $87.6 million at December 31, 2015. The impairment charge did not impact our business operation or future cash flows nor did it result in any cash expenditures. In assessing the recoverability of our long-lived assets, we are required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, we may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded.

The Mooresboro facility’s design is intended to allow us to produce special high grade (“SHG”) zinc, continuous galvanizing grade (“CGG”) zinc, and high grade zinc, in addition to the prime western zinc we formerly produced at the Monaca facility. The Mooresboro facility’s design is intended to use sustainable manufacturing practices to produce zinc solely from recycled materials. The Mooresboro facility is designed to use significantly less fossil fuel, primarily in the form of metallurgical coke, than the Monaca facility, which we believe will allow us to reduce greenhouse gas emissions and particulates into the atmosphere. The Mooresboro facility is designed to process a wide range of recycled oxidic zinc materials.

Once fully operational, we believe the Mooresboro facility will eliminate the need to calcine WOX prior to its use, thereby reducing our manufacturing conversion and logistics costs in our recycling facilities. In addition, we expect that the Mooresboro facility, once fully operational, will have lower conversion costs than the Monaca facility previously had, allow us to realize a higher premium on the sale of SHG and CGG zinc and recover value from the lead and silver contained in WOX in addition to increasing the total output of zinc metal from the same.

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

Zochem

Our Zochem facility, which we acquired on November 1, 2011, is located in Brampton, Ontario, Canada and produces zinc oxide. We believe Zochem is the largest single-site producer of zinc oxide in North America. The production process uses SHG zinc as raw material which is added to the melting section of the furnaces. The melted zinc is then boiled and the zinc vapor is combusted as it enters an oxidation chamber. The zinc oxide is then collected and packaged for shipment. The Zochem facility has the capacity to produce approximately 72,000 tons of zinc oxide a year. Zinc oxide is used as an additive in various materials and products, including plastics, ceramics, glass, rubbers, cement, lubricants, pigments, sealants, ointments, fire retardants, and batteries.

We sell over 20 different grades of zinc oxide with differing particle sizes, shapes, coatings and purity levels. Various end uses for zinc oxide include the following:

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

Zinc Production Process

The chart below describes the designed flow of operations for our zinc facilities in 2015, including the process with respect to the currently idled Mooresboro facility. The chart begins with the input of raw materials, continuing through the production processes and identifying finished products and end uses for each such raw material.

Sales and Marketing

Zinc products and services sales and marketing staff consists of:

•	a sales and marketing group comprised of sales professionals whose goal is to develop and maintain excellent customer relationships and provide key market analysis; and

•	a customer service department responsible for processing zinc orders, scheduling product shipments and answering customer inquiries

Our process engineering group provides additional technical assistance to our EAF clients with monthly EAF analytical information and assistance with any problems encountered on EAF dust chemistry, transportation and environmental matters. Our quality assurance department provides extensive laboratory services critical to maintaining in-plant process control and providing customer support by certifying compliance to hundreds of unique product specifications. Our laboratory also offers sales and technical services support by assisting in new product developments and troubleshooting various application and processing issues both in-plant and with specific customers. We also rely on a network of distributors with warehouses and third party warehouses throughout North America and Europe that provide shorter delivery times for certain customers.

Customers

The Mooresboro facility produced high grade zinc, and to a lesser extent SHG zinc, primarily for customers throughout the United States and Canada prior to being idled in January 2016.

We sell zinc oxide to over 250 different customers under contract as well as on a spot basis, principally to manufacturers of tire and rubber products, lubricating oils, chemicals, paints, ceramics, plastics and pharmaceuticals and have supplied zinc oxide to the majority of our largest customers for over 10 years.

We typically enter into multi-year service contracts with steel mini-mills to recycle their EAF dust. We provide our EAF dust recycling services to over 45 steel producing facilities.

In 2015, we derived 58% of our consolidated sales from Horsehead Corporation customers and 31% of our consolidated sales from Zochem customers.

Raw Material

Prior to being idled, the feedstock for the Mooresboro facility was supplied by our EAF dust recycling plants. In the future, it is intended that any additional raw material feed needed will be comprised of purchased zinc secondaries, which are principally zinc-containing remnants of steel galvanizing processes, including skimmings produced by several of our metal customers. The prices of zinc secondaries vary according to the amount of recoverable zinc contained and the LME zinc price and provide us with a diverse portfolio of low cost inputs from which to choose. In addition to the skims from the galvanizing industry, we can purchase other types of zinc-bearing residues from the zinc, brass and alloying industries. Many of these materials can be acquired from our own customers.

In December 2013, we entered into a joint venture known as ThirtyOx, LLC (“ThirtyOx”) with Imperial Acquisitions LLC for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the Mooresboro facility and became operational in August 2014. The majority of feedstock used by ThirtyOx consists of galvanizer skimmings and other zinc-containing secondary materials.

Raw materials used in our Zochem facility consist entirely of SHG zinc metal purchased from several suppliers. The price of this material is based on the LME zinc price.

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

Competition

Our primary zinc oxide competitors are U.S. Zinc, located in the southern United States and G.H. Chemicals, located in Eastern Canada.

Historically, the majority of the zinc metal consumed in the United States has been imported. Before idling the Mooresboro facility, we had no direct competitor recycling similar secondary materials into finished zinc products in North America. Domestic producers like us enjoy a freight and reliability advantage over foreign competitors with respect to U.S. customers. Hudbay Mining and Smelting Co. Limited, Teck Cominco Limited, Nyrstar, Glencore and Penoles are the primary zinc metal producers in the North American market. The vast majority of the metal produced by these companies is used by continuous galvanizers in the coating of steel sheet products. In addition, these producers have mining and smelting operations. We have neither mining operations nor smelting operations.

We compete for EAF dust management contracts primarily with Steel Dust Recycling and its parent company, Zinc Nacional, of Monterrey, Mexico and to a lesser extent with landfill operators. Our proven reliability, expanded processing capacity and customer service have helped us maintain long-standing customer relationships. Many of our EAF dust customers have been under contract with us since our predecessor began recycling EAF dust in the 1980’s.

INMETCO

Operations, Products and Services

INMETCO is a leading recycler of nickel-bearing waste generated by the stainless and specialty steel producers, and a leading recycler of nickel-cadmium and other types of batteries in North America. INMETCO operates out of a facility located in Ellwood City, Pennsylvania, which produces nickel-bearing products by using 100% recycled materials. Additionally, INMETCO collects and recycles batteries through its own collection programs and Call2Recycle, which was founded in 1994 by five major rechargeable battery makers. INMETCO also provides environmental services to generators of nickel-containing waste products, such as filter cake, spent pickle liquor, grinding swarf, and mill scale.

INMETCO operates a high temperature metals recovery facility, which utilizes a combination rotary hearth furnace and electric arc smelting furnace to recover nickel, chromium and iron, along with smaller amounts of other metals, from a variety of metal-bearing waste materials, generated primarily by the specialty steel industry. INMETCO’s main product is a nickel-chromium-iron (“Ni-Cr-Fe”) remelt alloy ingot that is used as a feedstock to produce stainless and specialty steels. INMETCO also recycles alkaline batteries in conjunction with Horsehead.

The INMETCO process for treating Ni-Cr-Fe metals waste is comprised of feed preparation, blending and pelletizing, thermal reduction and smelting and casting. The first portion of the INMETCO process consists of material preparation, storage, blending, feeding and pelletizing. INMETCO receives the various wastes and pretreats them when necessary to ensure a uniform size of the raw material. These materials, as well as flue dust and carbon, are pelletized. Pellets are transferred to the rotary hearth furnace for the reduction of some oxidized metal to its metallic form. Reduced pellets are fed to the EAF for production of Ni-Cr-Fe remelt alloy. Slag discharged from the EAF is processed and sold primarily as road aggregate.

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

INMETCO also sells its remelt alloy product produced from waste under environmental services, back to the stainless steel industry. Because the sale of remelt alloy product is based on metals market prices, INMETCO’s revenues and profits fluctuate with prevailing metal prices. In addition to the production of the remelt alloy in 30-pound ingot size, INMETCO also produces a larger 1000-pound ingot on request.

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

Customers

While INMETCO has over 200 customers in total, approximately 78% of its sales were made to its top four customers during the year ended December 31, 2015. INMETCO has had a long-term relationship with most of its major customers. Two of INMETCO’s top five customers have been customers since INMETCO commenced operations in the late 1970’s, one has been a customer since the mid 1990’s and two others have been customers since their own start-up in the early 2000’s and 2012.

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

Governmental Regulation and Environmental Issues

Our facilities and operations are subject to various federal, state and local governmental laws and regulations with respect to the protection of the environment, including regulations relating to air and water quality and solid and hazardous waste management and disposal. These laws include the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”), the Superfund Amendment Reauthorization Act, the Resource Conservation and Recovery Act (“RCRA”), the Clean Air Act (“CAA”), the Clean Water Act (“CWA”), and their state equivalents. We are also subject to various other laws and regulations, including those administered by the Department of Labor, the Surface Transportation Board, the Occupational Health and Safety Administration, the Department of Transportation and the Federal Railroad Administration, as well as certain of their state and provincial equivalents. We believe that we are in material compliance with applicable laws and regulations, including environmental laws and regulations governing our ongoing operations, and that we have obtained or applied in a timely manner for all material permits and approvals necessary for the operation of our business.

Our operations fully utilize recycled feedstocks. The use of recycled zinc feedstocks preserves natural resources, precluding the need for mining and land reclamation and thereby operating in a manner consistent with the principles of sustainable development. Our recycling services avoid the potential environmental impacts that are associated with land filling hazardous wastes. EAF dust itself is a listed hazardous waste created from the melting of steel scrap in electric arc furnaces by the steel mini-mill industry. High temperature metal recovery technology, which we employ in our recycling process, has been designated by the EPA as “Best Demonstrated Available Technology” for the recycling of EAF dust.

We maintain surety bonds to address financial assurance requirements for potential future remediation costs and RCRA permit termination for several facilities. Financial assurance is required under RCRA permit requirements for the Ellwood City, Pennsylvania, Palmerton, Pennsylvania and Barnwell, South Carolina facilities. Financial assurance, through a surety bond, is also required for eventual closure of our residual landfill at the Monaca, Pennsylvania facility, addressed below.

We permanently shut down our zinc production facility in Monaca, Pennsylvania in April 2014 and subsequently demolished it and sold the land in June 2015, although we retained ownership of a co-located non-hazardous captive landfill. Since December 2009, the landfill has been subject to a federal consent judgment under the CWA, requiring compliance with established effluent limitations under the applicable wastewater discharge permit. In June 2015, we entered into a consent order with the state, which requires compliance with new permit-based effluent limitations. The June 2015 consent order further requires submission of a revised closure plan for the landfill, which remains pending. We have established a total capital budget of $0.5 million for 2016 and 2017 for closure of the Monaca facility and maintain a bond in the amount of $0.4 million securing this obligation.

In Bartlesville, Oklahoma, our predecessor formerly operated a primary zinc processing facility which was closed in the 1990’s and subsequently dismantled. Environmental remediation work was completed in 2003 in connection with closing this former facility under a consent agreement with the Oklahoma Department of Environmental Quality. We currently manage this facility including groundwater monitoring and other maintenance activities under a RCRA post-closure permit. We, along with two other responsible parties, provide financial assurance for future post closure care activities at the Bartlesville facility. At December 31, 2015, a reserve on our balance sheet in the amount of $0.6 million has been established for our share of future costs associated with this matter.

Our Palmerton, Pennsylvania property is part of a CERCLA, or “Superfund,” site that was added to the National Priorities List in 1983, and has been subject to EPA investigation ever since. When the Palmerton, Pennsylvania facility’s assets were purchased out of bankruptcy in December 2003, we acquired only those assets, including real property, needed to support the ongoing recycling and metal powders businesses at that location. We currently hold approximately 160 acres within an area of the approximately 1,600 acres that was previously owned by the bankrupt estate of Horsehead Industries, Inc. Subject to certain limited exceptions, a third party has contractually assumed responsibility for certain historical site contamination and associated remediation of the Palmerton site, including the vast majority of the obligations arising under a 2003 consent decree with the United States related to the Superfund site, and has indemnified us against certain liabilities related to environmental conditions at the property, including natural resource damages. With respect to the approximately 160 acres owned by us, we have assumed responsibility for environmental obligations resulting from our ongoing operations as well as obligations under a 1995 consent decree with the United States, which imposed multimedia obligations under RCRA, the CAA and CWA.

Also at our Palmerton, Pennsylvania facility, the Company has responded to certain information requests from EPA relating to air emissions and maintenance activities at that facility, pursuant to Section 114 of the CAA. No notices of violation have been issued to date, but the Company cannot yet determine whether it will be required to pay fines or penalties or undertake additional action to resolve any alleged compliance deficiencies in the future.

Our Barnwell, South Carolina facility and our Rockwood, Tennessee facility have been the subject of EPA and state agency investigations alleging violations under RCRA . We have entered into consent orders with each of the state agencies for issuance of RCRA permits. In addition, in connection with these investigations, we are currently working on a settlement with the U.S. Department of Justice, EPA Region 4 and the state agencies with respect to both facilities. Although the various agencies have acknowledged our efforts to cooperate with these investigations and the improvements and investments made at the facilities to address the identified issues, if settlements are not reached, the government may seek penalties and/or issue permanent injunctions against us. We cannot guarantee that we will be able to reach a satisfactory settlement on these matters, nor can we anticipate the amount of penalties, if any, that may be involved, or other actions or expenditures that may be required.

Our Ellwood, Pennsylvania facility suffered a fire at a permitted storage building in November 2015. Since then, the Pennsylvania Department of Environmental Protection has conducted several waste inspections and issued notices alleging violations of state and federal waste management and storage requirements. Although we do not believe that these allegations represent a material risk for us, we believe that entry into a consent order is possible in this case. We cannot speculate as to the content of the consent order or in any other way guarantee our view of the impact it could have on our environmental compliance costs.

Our Mooresboro, North Carolina facility was subject to a waste inspection led by EPA Region 4 and the North Carolina Department of Environmental Quality in October 2015. In February 2016, EPA Region 4 issued an inspection report, identifying alleged RCRA violations. We have taken measures to address the alleged violations, and negotiations with EPA remain pending. Although we do not believe that these allegations represent a material risk for us, it is possible that EPA may bring some form of an enforcement action. We cannot guarantee that we will be able to reach a satisfactory settlement on this matter, nor can we anticipate the amount of penalties, if any, that may be involved, or other actions or expenditures that may be required.

Our Chicago, Illinois facility received a notice and findings of violation in April 2014, from Illinois EPA and EPA Region 5 alleging violations of certain provisions of our Chicago, Illinois facility’s Title V Operating Permit and state and federal air regulations. Although we do not believe that the EPA’s allegations represent a material risk for us, we believe that the entry into a consent order with EPA Region 5 and the Department of Justice is possible in this case. We cannot speculate as to the content of the consent order or in any other way guarantee the outcome of these investigations and the impact they could have on our environmental compliance costs. In addition, in accordance with a recent City of Chicago ordinance, the facility is constructing a coke storage building to prevent the potential release of particulate coke to the environment. We have established a total capital budget of $1.7 million for 2016 and 2017, for this project.

We may also incur costs related to future compliance with or violations of applicable environmental laws and regulations, including, but not limited to, air emission regulations under possible future “Maximum Achievable Control Technology” rules relating to our operations such as regulations relating to non-ferrous secondary metals production. Our total cost of environmental compliance at any time depends on a variety of regulatory, legal, technical and factual issues, some of which cannot be anticipated. Additional environmental issues could arise, or laws and regulations could be passed and promulgated, resulting in additional costs, which our reserves may not cover and which could materially harm our operating results.

Employees

As of December 31, 2015, we employed 716 persons at the following locations.

Location	Salaried Personnel	Hourly Personnel	Union Contract Expiration
Pittsburgh, Pennsylvania	48	—	N/A
Bartlesville, Oklahoma	1	—	N/A
Calumet, Illinois	14	52	08/04/17
Palmerton, Pennsylvania	20	80	04/27/19
Palmerton (Chestnut Ridge Railroad), Pennsylvania	—	3	12/15/16
Rockwood, Tennessee	13	49	07/01/19
Barnwell, South Carolina	11	45	N/A
Ellwood City, Pennsylvania	28	66	10/31/16
Mooresboro, North Carolina (a)	63	179	N/A
Brampton, Ontario Canada	19	25	06/30/20

Total	217	499

(a) The Mooresboro facility was idled on January 22, 2016 and is currently at a “care and maintenance level” only. The facility currently employs approximately 29 salary and 3 hourly persons.

There have not been any other material changes since December 31, 2015 in the number or mix of our employees.

The majority of our hourly personnel are unionized. Hourly workers receive medical, dental and prescription drug benefits. We do not have defined benefit plans for hourly or salaried employees, except at our Brampton, Ontario Canada site, which was acquired on November 1, 2011. These defined benefit plans include 30 active employees and are currently frozen to additional participants. We have a 401(k) plan for both our hourly and salaried employees at all sites in the United States. Employees at our Brampton, Ontario Canada facility hired after June 30, 2012 are eligible to participate in a retirement plan similar to a 401(k). We have no company-paid medical plan for retirees. Our labor contracts provide for a company contribution and in most cases a company match, which varies from contract to contract. We believe we have satisfactory relations with our employees.

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

Risks Related to the Chapter 11 Cases

We have filed voluntary petitions for relief under the Bankruptcy Code and are subject to the risks and uncertainties associated with bankruptcy cases.

On the Petition Date, we and certain of our direct and indirect wholly owned subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. As a result, our business and operations are subject to various risks, including but not limited to the following: (i) incurring substantial costs for fees and other expenses associated with the Chapter 11 Cases and the Canadian Proceedings, (ii) the attendant difficulties of operating our business while attempting to reorganize the business in bankruptcy, (iii) potential increased difficulty in retaining and motivating our key executives and employees through the process of reorganization, and potential increased difficulty in attracting new employees, and (iv) the effects of significant time and effort required to be spent by our senior management with respect to the bankruptcy and restructuring activities rather than focusing exclusively on business operations.

We may not be able to respond timely to certain events or take advantage of certain opportunities due to the need for Bankruptcy Court approval.

Transactions by us outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court and with respect to property located in Canada, the Canadian Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. We may not be able to obtain Bankruptcy Court approval or such approval may be delayed or conditioned with respect to actions we seek to undertake during the pendency of the Chapter 11 Cases or Canadian Proceedings.

There can be no assurance as to our ability to maintain sufficient financing sources to fund our business and meet future obligations during the Chapter 11 Cases.

There can be no assurance as to our ability to maintain sufficient financing sources to fund our business and meet future obligations during the Chapter 11 Cases. We intend to finance our operations during our reorganization using funds from operations and from the DIP Facility. There can be no assurance that we will be able to operate pursuant to the terms of the DIP Facility, including the financial covenants and restrictions contained therein, or to negotiate and obtain necessary approvals, amendments, waivers, or other types of modifications, and to otherwise fund and execute our business plans throughout the duration of the Chapter 11 Cases and Canadian Proceedings.

We May Not Be Able to Consummate our Plan and Emerge from Chapter 11

Although the Bankruptcy Court entered an order confirming the Plan on September 9, 2016, we are obliged to take additional steps to consummate the Plan and emerge from Chapter 11 protection. There can be no guaranty that such steps can be achieved and/or that we will be able to emerge from Chapter 11 within the milestones filed by our DIP Credit Agreement or the Unit Purchase Agreement, respectively.

To the extent that the terms or conditions of the DIP Credit Agreement or the Unit Purchase Agreement, respectively, are not satisfied, or events giving rise to the termination of such agreements occur, the Debtors could be unable to emerge from Chapter 11 and/or may be obliged to liquidate.

We are subject to risks and uncertainties with respect to the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans.

We are subject to risks and uncertainties with respect to the actions and decisions of creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans. These risks and uncertainties could affect our business and operations in various ways and may significantly increase the duration of the Chapter 11 Cases. Because of the risks and uncertainties associated with Chapter 11 Cases, we cannot predict or quantify the ultimate impact that events occurring during the Chapter 11 Cases may have on our business, cash flows, liquidity, financial condition and results of operations, nor can we predict the ultimate impact that events occurring during the Chapter 11 Cases may have on our corporate or capital structure.

Additionally, third parties may seek and obtain Bankruptcy Court approval to terminate or shorten the exclusivity period for us to propose and confirm the Plan or to convert the cases to Chapter 7 cases.

We may be unable to continue as a going concern.

The Chapter 11 Cases may adversely affect our business prospects and our ability to operate. The uncertainty regarding the eventual outcome of our restructuring, and the effect of other unknown adverse factors could threaten our existence as a going-concern. Continuing on a going-concern basis of our business is dependent upon, among other things, obtaining Bankruptcy Court approval of the Plan and Canadian Court recognition of the same, maintaining the support of key vendors and customers, and retaining key personnel, along with financial, business, and other factors, many of which are beyond our control.

The accompanying consolidated financial statements to this Annual Report on Form 10-K have been prepared assuming that we will continue as a going concern. As discussed in Note A to the financial statements, the Company has experienced working capital deficits, losses from continuing operations, and defaults and cross-defaults under various credit agreements and filed for bankruptcy protection on February 2, 2016. Our independent registered public accountants, BDO USA, LLP have included an emphasis of matter paragraph in their auditors’ report which states certain conditions exist which raise substantial doubt about our ability to continue as a going concern in relation to the foregoing. Our plans in regard to these matters are described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. See “Report of Independent Registered Public Accounting Firm” included elsewhere in this Annual Report on Form 10-K.

Risks Related to our Business

Declines in the prices of zinc and nickel have had a significant adverse impact on our liquidity, operating results and financial condition.

In 2015, we derived most of our revenue from the sale of zinc and a portion of our revenue from nickel-based products. Changes in the market prices of zinc and nickel impact the selling prices of our products, and therefore our liquidity and profitability are significantly affected by decreased zinc and nickel prices. For example, from May 2015 through December 31, 2015, the price of zinc fell approximately 39%, reaching a six-year low in December 2015. The price of nickel fell approximately 59% from May 2014 to December 2015. Although prices have recently improved, if the prices of zinc and nickel do not return to historical levels and we are unable to restart and improve the production rate and operational capabilities at the Mooresboro facility, our liquidity, financial condition and results of operations will be materially and adversely affected.

Market prices of zinc and nickel are dependent upon a variety of factors over which we have no control, including:

•	the balance between supply and demand;
•	availability and relative pricing of metal substitutes;
•	labor costs;
•	import and export restrictions;
•	energy prices;
•	economic conditions in the U.S., China, and elsewhere in the world;
•	environmental laws and regulations;
•	weather; and
•	the effect of financial commodity speculations.

Declines in the price of zinc have had a negative impact on our operations in the past and in the months leading up to the Petition Date, and future declines could have further negative impact on our future financial condition or results of operations. Market conditions beyond our control determine the prices for our products, and the price for any one or more of our products may fall below our production costs, requiring us to either incur short-term losses and/or idle or permanently shut down production capacity.

If we fail to implement our business plan and financial restructuring strategy, our financial condition and results of operations could be materially and adversely affected.

Our ability to achieve our business plan and financial restructuring strategy is subject to a variety of factors, many of which are beyond our control. For example, following restructuring, factors such as increased competition, legal and regulatory developments, general economic conditions or increased operating costs could prevent us from increasing our capacity, implementing further productivity improvements, investing in technology upgrades or continuing to enhance our business and product mix. In addition, the restart and remediation of the issues existing at the Mooresboro facility may take longer and prove to be substantially more expensive than we currently estimate. In such event, we may be unable to restructure our debt or be forced to sell all or parts of our business, develop and implement further restructuring plans, or become subject to further insolvency proceedings.

Any failure to successfully implement our business plan and financial restructuring strategy, including for any of the above reasons, could materially and adversely affect our financial condition and results of operations. We may, in addition, decide to alter or discontinue certain aspects of our business strategy at any time.

Impairment charges could adversely affect our results of operations.

Long lived assets, which include property, plant and equipment as well as definite life intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. If we determine that the fair value of any of these assets is less than the value recorded on our balance sheet, we will incur non-cash impairment charges that could adversely affect our results of operations.

During the fourth quarter of 2015, we assessed the carrying value of the Mooresboro Facilities’ fixed assets, and determined that the future estimated cash flow did not support the carrying amount. Therefore, we recorded a pre-tax, non-cash asset impairment charge of $527 million. During the year ended December 31, 2015, the Company’s operation were significantly impacted due to the dramatic decline in zinc nickel and other commodity prices, continuing issues that delayed ramp-up of the Mooresboro zinc facility, and lower EAF dust receipts reflecting weaker steel production. If such estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, the Company may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded.

We may be unable to resolve the operational issues with respect to our Mooresboro facility and/we may experience new issues that may cause further delays, each of which would materially harm our profitability, liquidity, financial condition and operations.

The Mooresboro facility experienced significant operational difficulties prior to its idling that resulted in low production and several interruptions, and prevented it from achieving its design capacity. Some of the difficulties that we have faced are a bleed treatment system with insufficient capacity, inadequate removal of solids from the leach clarifier overflow, poor current efficiency caused by occasional excursion in electrolyte chemistry, and intermittent equipment reliability issues related to plugging and failure of process lines, pumps and filters.

Although we believe that we can succeed in making the necessary repairs and upgrades to the Mooresboro facility, which will enable us to ultimately operate at or near full capacity, there are significant risks that such efforts will be unsuccessful and that we will continue to suffer a loss of cash flow due to operational issues at the Mooresboro facility. We cannot foresee the severity of known issues, guarantee that our efforts to remediate known issues will be sufficient, or guarantee that we will be able to remediate such issues in a timely or cost-effective manner. In addition, we cannot guarantee that we will not encounter additional issues that result in further delays and unexpected costs. In that event, we may be unable to restructure our debt or be forced to sell all or parts of our business, develop and implement further restructuring plans, or become subject to further insolvency proceedings. The Mooresboro facility is in an idle state and currently there is no definitive plan to resume operations in the near future.

We may not have sufficient funds to correct operational issues experienced by our Mooresboro facility, such as the remediation of equipment failures and the replacement or design of portions of the facility.

Correcting some of the operational issues experienced by our Mooresboro facility requires remediating equipment failures and replacing or redesigning portions of the facility. We may not be able to correct these operational issues, new unforeseen operational issues may appear and the costs of correcting such issues may be greater than expected. We may not have the financial resources necessary, or be able to obtain financing, to address any operational issues at our Mooresboro facility. In that case, our liquidity, financial condition and operations would continue to be materially adversely affected.

The projected benefits from the Mooresboro facility may fail to materialize.

The Mooresboro facility is in an idle state and currently there is no definitive plan to resume operations in the near future. Even if we are able to restart the Mooresboro facility and resume operations, the benefits that we have projected to receive from the Mooresboro facility are based on numerous assumptions that, if incorrect, could negatively impact such projected benefits. Specifically, the technology used at the Mooresboro facility has only been implemented in a limited number of production environments, and our assumptions with regard to this technology have proved incorrect in certain instances in the past. Some aspects of this technology have not been tested in exactly the same manner or on a similar scale as compared to the Mooresboro facility. In addition, the equipment in the Mooresboro facility may not be operated in exactly the same manner as in other production environments. We may also not be able to realize the reduced recycling costs or the logistical benefits originally anticipated from the Mooresboro facility operations and may also be unable to penetrate the markets for certain grades of zinc metal that the Mooresboro facility was designed to produce.

The metals industry is highly cyclical. Fluctuations in the availability of zinc and nickel and in levels of customer demand have historically been severe, and future changes and/or fluctuations could cause us to experience lower sales volumes, which would negatively impact our profit margins.

The metals industry is highly cyclical. The length and magnitude of industry cycles have varied over time and by product but generally reflect changes in macroeconomic conditions, levels of industry capacity and availability of usable raw materials. The overall levels of demand for our products containing zinc or nickel reflect fluctuations in levels of end-user demand, which depend in large part on general macroeconomic conditions in North America and regional economic conditions in our markets. For example, many of the principal end consumers of zinc metal and zinc-related products operate in industries such as transportation, construction or general manufacturing, which themselves are heavily dependent on general economic conditions, including the availability of affordable energy sources, employment levels, interest rates, consumer confidence and housing demand. These cyclical shifts in our customers’ industries tend to result in significant fluctuations in demand and pricing for our products and services. As a result, in periods of recession or low economic growth, metals companies, including ours, have generally tended to under-perform compared to other industries. We generally have high fixed costs, so changes in industry demand that impact our production volume also can significantly impact our profit margins and our overall financial condition. Economic downturns in the national and international economies and prolonged recessions in our principal industry segments have had a negative impact on our operations and a continuation or further deterioration of current economic conditions could have a negative impact on our future financial condition or results of operations.

Some of our products and services are vulnerable to long-term declines in demand due to competing technologies, materials or imports, which would significantly reduce our sales.

Our zinc and nickel-based products compete with other materials in many of their applications. For example, PW zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Steel fabricators can also use paint, which we do not sell, for corrosion protection. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, SHG zinc and CGG zinc are used by continuous galvanizers to produce galvanized flat-rolled sheet steel for the automotive market. Some automotive companies have begun to use lighter weight aluminum sheet to meet fuel efficiency standards by reducing vehicle weight, and to meet recycling standards. Any such shifts in industry uses could affect our sales.

Our nickel-bearing products are used in the stainless steel industry, and demand for our products and services may decline if demand for stainless steel lessens. Nickel-bearing stainless steel faces competition from stainless steels containing a lower level of nickel or no nickel. Domestic production of stainless steel may be negatively impacted by imports.

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

Demand for our EAF dust or nickel-bearing waste recycling operations may decline to the extent that steel mini-mill producers identify less expensive or more convenient alternatives for the disposal of their EAF dust or nickel-bearing waste or if the EPA were to no longer classify EAF dust as a listed hazardous waste. In the future, we may face increased competition from other EAF dust or nickel-bearing waste recyclers, including new entrants into those recycling markets, or from landfills implementing more effective disposal techniques. Furthermore, our current recycling customers may seek to capitalize on the value of the EAF dust or nickel-bearing waste produced by their operations, or may seek to recycle their material themselves, or reduce the price they pay to us for the material they deliver to us.

In our zinc oxide business, we now face competition from new capacity added to the market by U.S. Zinc and by Zinc Oxide LLC, a new zinc oxide manufacturer located in Tennessee, which started production in 2014. This additional capacity in the market may result in downward pressure on prices as these producers attempt to capture new business. Any of these developments would have an adverse effect on our financial results.

We may be unable to compete effectively against manufacturers of zinc and nickel products in one or more of our markets, which would limit our market share or reduce our sales and our operating profit margins.

We face intense competition from regional, national and global companies in each of the markets we serve, and also face the potential for future entrants and competitors. We compete on the basis of product quality, on-time delivery performance and price, with price representing a more important factor for our larger customers and for sales of standard zinc products than for smaller customers and customers to whom we sell value-added zinc-based products. Our competitors include other independent zinc producers as well as metal traders, vertically integrated zinc companies that mine and produce zinc. Some of our competitors have substantially greater resources, including financial resources, than we do. Our competitors may also foresee the course of market development more accurately than we do, sell products at a lower price than we can and/or adapt more quickly to new technologies or industry and customer requirements. We operate in a global marketplace, and zinc metal imports have historically represented the majority of U.S. zinc metal consumption.

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

In 2015, our ten largest customers were responsible for 43% of our consolidated sales. In 2015, four of INMETCO’s customers provided 78% of its sales. A loss of order volumes from, or a loss of industry share by, any major customer could negatively affect our financial condition and results of operations by lowering sales volumes, increasing costs and lowering profitability. In addition, some of our customers could become involved in bankruptcy or insolvency proceedings and could default on their obligations to us. We may be required to record significant additional reserves for accounts receivable from customers which may have a material impact on our financial condition, results of operations and cash flows.

In addition, during the ramp-up of the Mooresboro facility, we only had a limited number of long-term contractual arrangements with our zinc metal customers. Zinc metal customers purchased products and services from us primarily on a spot basis. Customers purchasing such products may choose not to continue to purchase our products and services. The loss of these customers or a significant reduction in their purchase orders could have a negative impact on our sales volume and business.

We depend on our supplier relationships, and adverse changes in these relationships or our ability to enter into new relationships could negatively affect our revenue.

We rely significantly on our suppliers. Adverse changes in any of our relationships with suppliers or the inability to enter into new relationships with suppliers could negatively impact our operations and performance. Our current arrangements with suppliers may not remain in effect on current or similar terms and the impact of changes to those arrangements may adversely impact our revenue.

We depend on third parties for transportation services, and their failure to deliver raw material to us or finished products to our customers could increase our costs and harm our reputation and operating results.

We rely primarily on third parties for transportation of the products we manufacture, as well as the delivery of EAF dust to our recycling plants and other raw materials to our production facilities. In particular, a substantial portion of the raw materials we use is transported by railroad, which is highly regulated. If any of our third-party transportation providers were to fail to deliver our products in a timely manner, we may be unable to sell those products at full value or at all. Similarly, if any of these providers were to fail to deliver raw materials to us in a timely manner, we may be unable to meet customer demand. In addition, if any of these third parties were to cease operations or cease doing business with us, we may be unable to replace them at reasonable cost. Any failure of a third-party transportation provider to deliver raw materials or finished products in a timely manner could disrupt our operations, harm our reputation and have a material adverse effect on our financial condition and operating results.

Equipment or power failures, delays in deliveries or catastrophic loss at any of our facilities could prevent us from meeting customer demand, reduce our sales, increase our costs and/or negatively impact our results of operations.

An interruption in production or service capabilities at any of our production facilities as a result of equipment or power failure, or other reasons, could limit our ability to deliver products to our customers, which would reduce net sales and net income, increase costs, and potentially damage relationships with customers. Any significant delay in deliveries to our customers could lead to increased returns or cancellations, damage to our reputation and/or permanent loss of customers. Any such production stoppage or delay could also require us to make unplanned capital expenditures, which together with reduced sales and increased costs, could adversely affect our results or operations.

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

Energy is one of our most significant costs, comprising approximately $44 million of our production costs during 2015. Our processes rely on electricity, coke and natural gas in order to operate, and our freight operations depend heavily on the availability of diesel fuel. Energy prices, particularly for electricity, natural gas, coke and diesel fuel, have been volatile and have exceeded historical averages in recent years. These fluctuations impact our manufacturing costs and contribute to earnings volatility. We estimate that a hypothetical 10% increase in electricity, natural gas and coke costs would have reduced our income from operations by approximately $4.4 million for 2015. In addition, at most of our facilities we do not maintain sources of secondary power, and therefore any prolonged interruptions in the supply of energy to our facilities could result in lengthy production shutdowns, increased costs associated with restarting production and waste of production in progress. We have experienced rolling power outages in the past, and any future outages would reduce our production capacity, reducing our net sales and potentially impacting our ability to deliver products to our customers.

Our operational costs are relatively inflexible and do not necessarily decrease in tandem with a reduction in our revenue.

Many of the expenses associated with owning, repairing, upgrading, and operating the Mooresboro facility and our other operations, such as debt-service payments, property taxes, insurance, and utilities, are relatively inflexible and do not necessarily decrease in tandem with a reduction in our revenue. Our expenses are also affected by inflationary increases and certain costs may exceed the rate of inflation in any given period. In the event of a significant decrease in demand for zinc and EAF dust processing services, we may be unable to reduce the size of our workforce to decrease wages and benefits or to offset any such increased expenses with higher electricity, or decreases in revenues due to decreased zinc prices. As a result, any of our efforts to reduce operating costs or failure to make scheduled capital expenditures also could adversely affect the future growth of our business and the value of our assets and it is possible that increased operational costs may decrease our net revenues.

We are subject to stringent environmental regulation, which may cause us to incur significant costs and liabilities that could materially harm our operating results.

Our activities are subject to complex and stringent environmental, energy and other governmental laws and regulations that have had and will continue to have an impact on our operations and investment decisions and which could adversely affect our operations. These laws include CERCLA, the Superfund Amendment Reauthorization Act, RCRA, the CAA, the CWA, and their state and provincial equivalents, among others. Regulatory compliance for the operation of our facilities can be a costly and time-consuming process. The operation of our facilities requires numerous permits, approvals, and certificates from appropriate federal, state, and local governmental agencies, as well as compliance with environmental and energy laws and regulations. Although we believe that we have obtained or applied for the requisite approvals and permits for our existing operations and that our business is operated in substantial compliance with applicable laws and regulations, we remain subject to certain pending environmental enforcement actions and are subject to a varied and complex body of laws and regulations that both governmental authorities and third parties may seek to enforce in the future. In addition, accidental spills, releases, or other events may occur in the course of our operations, and we cannot give any assurance that we will not incur substantial costs and liabilities as a result of such spills or releases, instances of noncompliance, or other events, including those relating to claims for damage to property, persons, natural resources or the environment.

In addition, existing laws and regulations may be revised or reinterpreted, or new laws and regulations that may be more stringent may become applicable to us and may have a negative effect on our business and results of operations. Intricate and changing environmental, energy, and other regulatory requirements may necessitate substantial expenditures to attain compliance, including obtaining and maintaining permits. If operations are unable to function as planned due to changing requirements, loss of required permits or regulatory status, or local opposition, it may create expensive delays, extended periods of non-operation, or significant loss of value in such operations.

Potential federal climate change legislation or greenhouse gas regulation could result in increased operating costs and reduced demand for our products.

Congress has, from time to time, considered legislation that would cap and reduce emissions of greenhouse gases (“GHGs”) for most industrial sectors or impose additional permitting obligations on certain industries, and states have begun taking actions to control or reduce emissions of GHGs, primarily through the adoption of a climate change action plan, completion of GHG emission inventories or development of regional GHG cap and trade programs. In addition, the EPA has adopted rules requiring the monitoring and reporting of GHGs from certain sources. Some states such as Pennsylvania are now requiring that certain facilities report GHG emissions as part of an annual inventory submittal.

Any future state laws, federal laws or implemented regulations that may be adopted to address GHG emissions could have a material adverse effect on our business, financial condition and results of operations. In addition, EPA rules regulating GHG emissions have resulted and will continue to result in electric utilities increasing their rates to pay for compliance measures, and our electric power costs could significantly increase as a result. Further, the potential physical impacts of climate change on the Company’s operations are highly uncertain, and may include changes in rainfall patterns, shortages of water or other natural resources, changing sea levels, changing storm patterns and changing temperature levels. These may adversely impact the cost, production and financial performance of our operations.

Work stoppages and other labor matters could interrupt our production or increase our costs, either of which would negatively impact our operating results.

As of December 31, 2015, we had 716 employees, 275, or approximately 38%, of whom were covered by six union contracts. Two of our collective bargaining agreements, covering approximately 69 employees, expire in 2016, one expires in 2017, two expire in 2019 and one expires in 2020. We may be unable to resolve any present or future contract negotiations without work stoppages or significant increases in costs, which could have a material adverse effect on our financial condition, cash flows and operating results. We may be unable to maintain satisfactory relationships with our employees and their unions, and we may encounter strikes, further unionization efforts or other types of conflicts with labor unions or our employees, which may interfere with our production or increase our costs, either of which would negatively impact our operating results.

Our operations are subject to numerous federal, state and provincial statutes that regulate the protection of the health and safety of our employees, and changes in health and safety regulation could result in significant costs, which would reduce our profit margins and adversely affect our cash flow from operations.

We are subject to the requirements of the U.S. Occupational Safety and Health Administration (“OSHA”), and comparable state and provincial statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard and the Canadian Workplace Hazardous Materials Information System standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state, provincial and local government authorities and customers. We are also subject to federal, state and provincial laws regarding operational safety. Costs and liabilities related to worker safety may be incurred and any violation of health and safety laws or regulations could impose substantial costs on us. Possible future developments, including stricter safety laws for workers or others, regulations and enforcement policies and claims for personal injury or property damages resulting from our operations could result in substantial costs and liabilities that could impose significant costs on us.

We depend on the service of key individuals and specialized and skilled operators, the loss of whom could materially harm our business.

Our success will depend, in part, on the efforts of our executive officers and other key employees, none of whom are covered by key person insurance policies. These individuals possess sales, marketing, engineering, manufacturing, financial and administrative skills that are critical to the operation of our business. If we lose or suffer an extended interruption in the services of one or more of our executive officers or other key employees, or are unable to replace our chief financial officer, who on July 28, 2016 advised us that he will be departing the Company effective August 31, 2016, our business, results of operations and financial condition may be negatively impacted.

In addition, because of the nature of our operations, we require highly specialized and skilled operators. If we are unable to attract and retain these individuals, our business may suffer. The market for qualified individuals is highly competitive and we may not be able to attract and retain qualified personnel to succeed members of our management team or other key employees or operators, should the need arise.

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

Financial markets in the United States, Europe and Asia have experienced disruption, including, among other things, volatility in securities prices, diminished liquidity and credit availability, rating downgrades of certain investments and declining valuations of others. There can be no assurance that there will not be further deterioration in these markets and confidence in economic conditions. These economic developments affect businesses such as ours in a number of ways. Tightening credit in financial markets may delay or prevent our customers from securing funding adequate to honor their existing contracts with us or to enter into new contracts to purchase our products and could result in a decrease in or cancellation of orders for our products. Our customers may also seek to delay deliveries of our products under existing contracts, which may postpone our ability to recognize revenue on contracts in our order backlog.

Our business is also adversely affected by decreases in the general level of economic activity, including the levels of purchasing and investment in general. Strengthening of the rate of exchange for the U.S. dollar against certain major currencies may adversely affect our financial results or our domestic customers’ ability to export their product. We are unable to predict the likely duration and severity of disruptions in financial markets and sluggish economic conditions in the United States and other countries, and any resulting effects or changes, including those described above, may have a material and adverse effect on our business, results of operations and financial condition.

We have determined that our disclosure controls and procedures and our internal control over financial reporting are not effective. The lack of effective internal controls could materially adversely affect our financial condition.

As disclosed in Item 9A “Controls and Procedures - of this Form 10-K” our management team for financial reporting, under the supervision and with the participation of our principal executive officer and principal financial reporting and accounting officer, conducted an evaluation of the operating effectiveness of our internal controls. Management identified certain material weaknesses, which are described herein. As a result of the material weaknesses, our principal executive officer and principal financial reporting and accounting officer have concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

Management is in the process of implementing remediation efforts for these material weaknesses, however, until we are able to implement revised internal controls and test the operating effectiveness of such remediated internal controls to ensure the effectiveness of our disclosure controls and procedures, any material weaknesses may materially adversely affect our ability to report accurately our financial condition and results of operations in the future in a timely and reliable manner. In addition, although we continually review and evaluate internal control systems to allow management to report on the sufficiency of our internal controls, we cannot assure you that we will not discover additional weaknesses in our internal control over financial reporting. Any such additional weakness or failure to remediate the existing weakness could materially adversely affect our financial condition or ability to comply with applicable financial reporting requirements and the requirements of the Company’s various financing agreements.

Risks Related to our Common Stock

We intend to cancel our common stock upon emergence without any distribution to or recovery for holders thereof.

We have a significant amount of indebtedness that is senior to our existing common stock in our capital structure. As a result, the Plan contemplates the cancellation of our common stock upon emergence from the Chapter 11 Cases without any distribution or recovery on account of such common stock. In addition, holders of our common stock are not entitled to vote on the Plan. Trading in our securities during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for our common stock are very volatile and may bear little or no relationship to the proposals under the Plan. Accordingly, we encourage that extreme caution be exercised with respect to existing and future investments in our common stock and any of our other securities. If you acquire shares of our common stock, you may lose all your investment.

Our common stock was delisted from NASDAQ and will not be listed on any other national securities exchange.

Trading of our common stock on NASDAQ was suspended on February 11, 2016 and on February 23, 2016, NASDAQ filed a Form 25 with the SEC to remove our common stock from listing on NASDAQ. As a result, our common stock now trades in the OTC market. The trading of our common stock in the OTC market rather than NASDAQ negatively impacted the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities which trade in the OTC market are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Exchange Act, commonly referred to as the “penny stock rule.”

Our common stock is subject to the associated risks of trading in an OTC market.

Securities traded in the OTC market generally have significantly less liquidity than securities traded on a national securities exchange, due to factors such as the reduced number of investors that will consider investing in the securities, the reduced number of market makers in the securities, and the reduced number of securities analysts that follow such securities. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the market’s perception of our business, and announcements made by us, our competitors, parties with whom we have business relationships or third parties with interests in the Chapter 11 Cases.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of December 31, 2015, our zinc production operations are located in Mooresboro, North Carolina, Palmerton, Pennsylvania and Brampton, Ontario Canada and our principal zinc recycling operations are located in Palmerton, Calumet, Illinois; Rockwood, Tennessee; and Barnwell, South Carolina. Our nickel recycling operations are located in Ellwood City, Pennsylvania.

Our zinc facility located in Mooresboro began production in May 2014. The facility was designed to convert WOX derived from EAF dust and other recycled materials into SHG zinc, CGG zinc and High Grade zinc, in addition to the PW grade that we previously produced at our former Monaca, Pennsylvania facility. This new zinc facility replaced our Monaca, Pennsylvania facility which was permanently closed in April 2014.

On January 22, 2016, we announced the idling of our Mooresboro, North Carolina zinc production facility. The decision to idle the Mooresboro facility was the result of many factors, including a depressed zinc price and our liquidity situation. To date, the Mooresboro facility remains in an idled state. We filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware on February 2, 2016. We continue to operate our businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court. For additional information regarding the Chapter 11 Cases, see “Item 1. Business - Chapter 11 Bankruptcy Filings.”

The chart below provides a brief description of each of our production facilities. We own each of the facilities listed below.

Location	Process	Product	Effective Annual Capacity (tons)
Mooresboro, NC	Finished Product	Zinc Metal	155,000 (1)
Brampton, Ontario Canada	Finished Product	Zinc Oxide	72,000 (2)
Barnwell, SC	Recycling	WOX(3)	180,000*
Calumet, IL	Recycling	WOX	163,000*
Palmerton, PA	Recycling	Calcine	130,000 (4)
		WOX	230,000*
		Zinc Powder	5,000 to 14,000 (5)
Rockwood, TN	Recycling	WOX	162,000*
Ellwood City, PA	Recycling	Nickel-chromium- iron alloy	70,000*

Total carbon steel EAF dust Recycling Capacity			735,000

*	Represents EAF dust and other metal-bearing wastes recycling and processing capacity

(1)

We idled the Mooresboro zinc facility on January 22, 2016, and it remains idled as of the date of this filing. The Mooresboro facility is designed to be capable of producing over 155,000 tons of zinc metal per year, and with certain modifications, to be capable of producing over 170,000 tons of zinc metal per year. However, achieving these design capacities will be subject to the successful repairs of and upgrades to the facility, as described under Item 1A. “Risk Factors” included in this report.

(2)	During 2014, we completed an expansion project at the Zochem facility and increased the former capacity of 49,600 annual tons to approximately 72,000 annual tons of zinc oxide per year.

(3)

WOX, with approximately 55% - 65% zinc content, is produced by our recycling operations and is sold as feedstock for other producers or further processed in Palmerton into zinc calcine (up to 65% - 70% zinc content). We expect that WOX will be used as a feedstock for the Mooresboro facility when it is restarted.

(4)

Assumes that one of four kilns is operated to produce calcine and the other three kilns are operated to produce WOX. We expect that the calcining operation will be shut down when Mooresboro (which has been idled since January 22, 2016) begins to consistently achieve a production capacity utilization level of approximately 75%.

(5)	Depending upon grade.

We believe that our existing space is adequate for our current operations. We believe that suitable replacement and additional space will be available in the future on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

We are subject to federal, state and local laws designed to protect the environment and we believe that as a general matter, our policies, practices and procedures are properly designed to reasonably prevent risk of environmental damage and financial liability to the Company.

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

On February 2, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Debtors’ Chapter 11 Cases constituted events of default that rendered the financial obligations under the Company’s series of notes automatically and immediately due and payable, subject to the imposition of the automatic stay arising pursuant to Section 362 of the Bankruptcy Code. The Chapter 11 Cases are discussed in greater detail in the accompanying Notes to Consolidated Financial Statements.

ITEM 4.  MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock was listed on The NASDAQ Global Select Market under the symbol “ZINC” from August 10, 2007 to February 10, 2016.

On February 2, 2016, we received notice from NASDAQ stating that our common stock would be delisted and trading of our common stock would be suspended at the opening of business on Thursday, February 11, 2016. On February 23, 2016, NASDAQ filed a Form 25 with the SEC, which removed our common stock from listing and registration on The NASDAQ Stock Market.

According to the letter, the delisting was a consequence of: (i) our February 2, 2016 filing of the Bankruptcy Petitions for reorganization under Chapter 11 of the United States Bankruptcy Code and associated public interest concerns raised by the filing; (ii) concerns regarding the residual equity interest of the existing listed securities holders; and (iii) concerns about our ability to sustain compliance with all requirements for continued listing on NASDAQ.

We did not appeal NASDAQ’s determination. Our common stock currently trades on the Pink market, operated by the OTC Markets Group, under the symbol ZINCQ.

The highest and lowest sale prices of our common stock for 2014, 2015 and 2016 through February 10, 2016 were:

Quarter	High	Low
2016
01/01/16 - 02/10/16	$2.15	$0.06

2015
10/01/15 - 12/31/15	$6.02	$1.57
07/01/15 - 09/30/15	$11.90	$3.02
04/01/15 - 06/30/15	$15.18	$11.67
01/01/15 - 03/31/15	$16.05	$11.88

2014
10/01/14 - 12/31/14	$16.77	$13.88
07/01/14 - 09/30/14	$21.02	$16.42
04/01/14 - 06/30/14	$18.37	$14.96
01/01/14 - 03/31/14	$18.83	$14.31

COMPARISON OF MONTH END STOCK PRICE VS LME AVERAGE CASH ZINC PRICE

As of August 31, 2016, there was 1 holder of record of our common stock and approximately 4,000 beneficial owners of such stock. The transfer agent and registrar for our common stock is Computershare, P.O. Box 43078, Providence, Rhode Island, 02940-3078, Toll-free telephone 800-622-6757 (US, Canada, Puerto Rico), 781-575-4735 (non-US).

Unregistered Sales of Equity Securities

None.

Dividends

We currently do not plan to pay dividends on our common stock. As a result of our Macquarie credit facility entered into on July 6, 2015 and our Zochem credit facility entered into on April 29, 2014, Horsehead, Zochem and INMETCO were restricted, under certain circumstances, from providing cash to us. These restrictions limited our ability to pay dividends on our common stock during the terms of our two credit facilities.

In addition, the indenture governing our 10.50% Senior Secured Notes due 2017 and the indenture governing our 9.00% Unsecured Notes due 2017 restrict the declaration and payment of dividends.

Any future determination to pay dividends will depend upon, among other factors, our results of operations, financial condition, capital requirements, debt covenants, contractual restrictions, our voluntary proceedings for reorganization under Chapter 11 and any other considerations our board of directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth certain information for each of our equity compensation plans as of December 31, 2015.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan
Equity Compensation plans approved by stockholders:
Amended and Restated 2006 Long-Term Equity Incentive Plan (“LTIP”)	798,415		$13.00	**	***
2012 Incentive Compensation Plan (“ICP”)	929,686	*	**		1,711,506

Equity Compensation plans not approved by stockholders:
None

*

This amount is based on the potential vesting of 528,643 shares of common stock that could vest upon the maximum level of achievement for the 210,587 units of performance-based Restricted Stock Units (“RSUs”) that were issued in January of 2014 and 2015. All RSU’s will be canceled upon emergence from bankruptcy.

**	The number provided is the exercise price of options. RSU’s that vest under the LTIP or the ICP do not require payment by the holder upon their vesting.

***	The 2012 Incentive Compensation Plan was adopted after approval by the Company’s stockholders at the 2012 Annual Meeting of Stockholders, no further awards will be granted under the 2006 LTIP.

Performance Graph

The following graph compares the five-year cumulative stockholder return on our common stock with the return on the Russell 2000 Index and a Peer Group Index, from January 1, 2010 through December 31, 2015, the end of our fiscal year. The graph assumes investments of $100 on January 1, 2010 in our common stock, the Russell 2000 Index and the Peer Group Index and assumes the reinvestment of all dividends. Since 2013, a portion of management’s long term incentive program has been based on the performance of the Company’s total shareholder return over a three year period compared to that of a group of global metals companies. Based on this change, management has prepared the performance graph based on the global metals companies which are included in the calculation under the long term incentive program. The Peer Group is composed of HudBay Minerals, Inc., Nyrstar, Materion Corporation, Quanex Building Products Corporation, Vale S.A., Freeport-McMoRan Copper & Gold Inc., Teck Resources Limited, Hecla Mining Co., Haynes International, Inc. and Glencore plc. and is weighted by each of their relative market capitalizations at the beginning of each year for which returns are reported.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Horsehead Holding Corp., the Russell 2000 Index and Peer Group

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.

Copyright 2016 Russell Investment Group. All rights reserved.

Fiscal Year ending December 31	2010	2011	2012	2013	2014	2015
Horsehead Holding Corp.	100	69	78	124	121	16
Russell 2000	100	96	111	155	162	155
Peer Group	100	65	65	59	44	15

Issuer Purchases of Equity Securities

We did not repurchase any of our common stock during the fourth quarter of the fiscal year ended December 31, 2015, and we do not have a formal or publicly announced stock repurchase program.

ITEM 6.  SELECTED FINANCIAL DATA

We have derived the selected historical consolidated financial information as of December 31, 2013, 2012 and 2011 and for the years ended December 31, 2012 and 2011 from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. We have derived the selected historical consolidated financial information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014 and 2013 from our audited consolidated financial statements, which are included elsewhere in this Annual Report on Form 10-K. The selected historical consolidated financial and other information presented below is condensed and may not contain all of the information that you should consider. You should read this information in conjunction with our consolidated financial statements, including, where applicable, the related notes, and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section included in this Annual Report on Form 10-K.

	Year ended December 31,
	2015	2014	2013	2012	2011
Statements of operations data (1)	(in thousands, except for LME price and per share data)
Net sales	$414,943	$453,937	$441,936	$435,666	$451,180
Cost of sales (excluding depreciation and amortization)	443,660	414,159	404,759	406,621	367,181
(Gain) loss on asset dispositions	(11,029)	915	701	631	423
Impairment loss (3)	527,621	—	9,349	25,305	9,797
Depreciation and amortization	54,824	35,406	29,678	26,193	22,025
Selling, general and administrative expenses	26,580	24,149	22,207	20,882	22,942

Total costs and expenses	1,041,656	474,629	466,694	479,632	422,368
Loss from operations	(626,713)	(20,692)	(24,758)	(43,966)	28,812
Interest expense	(39,280)	(21,680)	(2,728)	(7,864)	(3,324)
Gain on bargain purchase of a business	—	—	—	1,781	4,920
Interest and other income	946	13,942	6,072	2,694	1,948

(Loss) income before income taxes	(665,047)	(28,430)	(21,414)	(47,355)	32,356
Income tax provision (benefit)	341	(12,974)	(7,455)	(16,928)	10,902

Net (loss) income	$(665,388)	$(15,456)	$(13,959)	$(30,427)	$21,454

Net (loss) income per share:
Basic	$(11.75)	$(0.30)	$(0.31)	$(0.69)	$0.49

Diluted	$(11.75)	$(0.30)	$(0.31)	$(0.69)	$0.49

Balance sheet data (at end of period)
Cash and cash equivalents	$25,675	$30,714	$136,327	$244,119	$188,500
Working capital (deficit) (4)	(403,682)	48,547	114,334	265,571	260,930
Property, plant and equipment, net	254,841	799,093	708,250	405,222	260,052
Total assets	392,052	973,517	1,005,312	811,828	631,492
Current maturities of long-term debt	433,079	3,044	2,870	1,285	—
Total long-term debt, less current maturities	—	406,016	354,768	263,334	79,663
Stockholders’ equity (deficit)	(148,573)	434,185	444,894	383,281	412,251
Cash Flow statement data:
Operating cash flow	$(68,666)	$(40,659)	$41,995	$64,232	$32,274
Investing cash flow	(32,378)	(110,825)	(310,007)	(181,177)	(51,558)
Financing cash flow	96,005	45,871	160,220	172,263	98,187
Other data:
Tons of zinc product shipped	121	129	169	189	152
Average LME zinc price (2)	$0.87	$0.98	$0.87	$0.88	$0.99
Capital expenditures	33,693	110,825	311,798	184,541	64,709
Depreciation and amortization	54,824	35,406	29,678	26,193	22,025

(1)	We acquired HZP on November 16, 2012 for a purchase price of $1,101, and Zochem on November 1, 2011 for a purchase price of $15,078.

(2)	Average LME zinc price equals the average of each closing LME price for zinc on a dollars per pound basis during the measured period.

(3)	The Mooresboro facility was impaired in 2015. See discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operation.

(4)

Debt was reclassified to current in 2015 as a result of defaults. See discussion in Liquidity and Capital Resources of the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis in conjunction with the other sections of this Annual Report on Form 10-K, including “Business” and “Selected Financial Data,” as well as our consolidated financial statements, including the notes thereto. As described below, we are currently operating as a debtor-in-possession under Chapter 11 protection. The statements in this discussion and analysis regarding industry outlook, our expectations regarding our future performance and our liquidity and capital resources and other non-historical statements in this discussion are forward-looking statements. See the “Cautionary Statement Regarding Forward-Looking Statements.” Our actual results may differ materially from those contained in or implied in any forward-looking statements due to numerous risks and uncertainties, including, but not limited to, the risks and uncertainties described in “Risk Factors.” In considering only those events and transactions that have occurred or closed prior to the filing of this Annual Report on Form 10-K, there is substantial doubt that we could continue as a going concern.

Overview

Our Business

Through the operations of our subsidiary, Horsehead Corporation, we are a U.S. producer of zinc metal and, we believe, the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. We also believe that, through the operations of our subsidiary, Zochem, we are the largest single-site producer of zinc oxide in North America. Through the operations of our subsidiary, INMETCO, we believe we are a leading recycler of nickel-bearing waste generated by the stainless and specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. Horsehead is also the parent company of Horsehead Metal Products, LLC, which owns our idled zinc facility in Mooresboro, North Carolina.

We currently have production and/or recycling operations at five facilities (excluding the Mooresboro facility) located in four states in the United States. Zochem operates from one facility located in Canada. Our products are used in a wide variety of applications, including in the galvanizing of sheet and fabricated steel products, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel.

We, together with our predecessors, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. On January 22, 2016, we announced the idling of our Mooresboro, North Carolina zinc production facility. The decision to idle the Mooresboro facility was the result of many factors, including a depressed zinc price and our liquidity situation. A small workforce was retained to manage the facility. To date, the Mooresboro facility remains in an idled state.

On February 2, 2016, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. We continue to operate our businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As a result of the Chapter 11 Cases and various other factors, including working capital deficits, losses from continuing operations, and defaults and cross-defaults under various credit agreements, there is substantial doubt about the Company’s ability to continue as a going concern.

Operations

We operate as three business segments, Horsehead, Zochem and INMETCO and operate in three distinct, but related, lines of business: (a) the processing of EAF dust and other zinc-bearing material to produce and sell zinc and other metals undertaken by Horsehead Corporation; (b) the production and sale of zinc oxide undertaken by Zochem; and (c) the processing of a variety of metal-bearing waste materials and the production of nickel-bearing alloys undertaken by INMETCO. The Horsehead Corporation segment generated 70%, 56% and 58% of our revenues in 2013, 2014 and 2015, respectively; the Zochem segment generated 18%, 32% and 31% of our revenues in 2013, 2014 and 2015, respectively; and the INMETCO segment generated 12%, 12% and 11% of our revenues in 2013, 2014 and 2015, respectively.

Our recycling and production operations in 2015, including the currently idled Mooresboro facility, formed a complete recycling loop.

Horsehead Corporation

Horsehead Corporation is a producer of zinc products, including zinc metal, used in the galvanizing of steel, in zinc die castings, and zinc-bearing alloys in the United States. Prior to the Petition Date, Horsehead Corporation conducted its zinc production (as opposed to recycling) operations from its facility located in Mooresboro, North Carolina, which we began constructing in September 2011 to replace our former zinc smelter located in Monaca, Pennsylvania. We permanently shut down the Monaca facility in April 2014 and subsequently demolished it, and sold the land in June 2015, although we retain ownership of a non-hazardous captive landfill located at that site. The Mooresboro facility was idled on January 22, 2016.

Horsehead Corporation also produces WOX and zinc calcine for sale to other zinc producers. Prior to the idling of the Mooresboro facility, Horsehead Corporation used WOX, the primary product of its recycling operations, as a low-cost, raw material feedstock in the production of zinc metal and value-added zinc products, which yielded a competitive cost advantage. Our EAF dust recycling operations provided us with a reliable, cost-effective source of recycled feedstock without relying on third-party sellers.

Since operations began at the Mooresboro facility in May 2014, we experienced a number of significant operational, production, and equipment issues associated with the attempted ramp-up of the Mooresboro facility. For example, it was discovered that the bleed treatment section of the facility was undersized causing a bottleneck to production, electrolyte quality deteriorated causing significant corrosion to electrodes in the cell house due, in part, to poor control of solids carryover into the solvent extraction units combined with equipment issues related to faulty organic filters and the HCl regeneration units, and several pumps and lines were improperly designed for the intended application. The Mooresboro facility was operating at approximately 25% of capacity during the fourth quarter of 2015. While we ultimately expected to realize substantial operating efficiencies from the Mooresboro facility once it became fully operational, we have publicly identified ongoing challenges with respect to the Mooresboro facility on numerous occasions. In total, we have invested approximately $575.0 million in the construction and development of the Mooresboro facility, excluding capitalized interest and internal labor, as of the Petition Date. On January 22, 2016, due to financial constraints, we issued notices to our employees at the Mooresboro facility under the Worker Adjustment and Retraining Notification Act and publicly announced our intention to transition the Mooresboro facility from fully operational status to operating on a “care and maintenance level” only by February 8, 2016. To date, the Mooresboro facility remains in an idled state.

During the year ended December 31, 2015, our operations were significantly impacted due to the dramatic decline in zinc, nickel and other commodity prices, continuing issues that delayed the ramp-up of the Mooresboro zinc facility, and lower EAF dust receipts reflecting weaker steel production. Additionally, on January 22, 2016 when we temporarily idled the Mooresboro facility in the face of severe liquidity constraints and our determination that the facility was incapable of generating positive cash flow in the future without significant additional capital investment and/or a recovery in commodity prices, we determined a triggering event occurred related to our Mooresboro facility which required us to assess if the carrying amount of this long-lived asset may not be recoverable. We performed the required first step of the impairment test and determined the carrying amount of our Mooresboro asset group exceeded the sum of the expected undiscounted cash flows. We proceeded to the second step of the impairment test where we were required to determine a fair value for the Mooresboro asset group and recognize an impairment loss if the carrying value exceeded fair value. Fair value of the Mooresboro asset group was determined using i) published prices of our publicly traded debt and equity coupled with ii) the latest twelve months revenue multiples of selected comparable guideline companies to isolate the Mooresboro asset group’s fair value. The income approach was not considered an appropriate fair value measurement due to the absence of reliable forecast data as the facility was idled indefinitely in early 2016 as a result of uncertainty around timing of future capital inflows necessary to make required capital improvements to generate positive cash flows stemming from the Chapter 11 proceedings as well as uncertainty around recovery timing of commodity prices. As a result of the impairment test, we recorded a non-cash, pretax long-lived asset impairment loss of $527.6 million for the Mooresboro asset group. The total amount of this write-down is included in Loss from operations in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the write-down of the asset group, the remaining net book value of the Mooresboro asset group was $87.6 million at December 31, 2015. The impairment charge did not impact our business operation or future cash flows nor did it result in any cash expenditures. In assessing the recoverability of our long-lived assets, we are required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, we may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded.

The Mooresboro facility’s design is intended to allow us to produce SHG zinc, CGG zinc, and high grade zinc, in addition to the prime western zinc we formerly produced at the Monaca facility. The Mooresboro facility’s design is intended to use sustainable manufacturing practices to produce zinc solely from recycled materials. The Mooresboro facility is designed to use significantly less fossil fuel, primarily in the form of metallurgical coke, than the Monaca facility, which we believe will allow us to reduce greenhouse gas emissions and particulates into the atmosphere. The Mooresboro facility is designed to process a wide range of recycled oxidic zinc materials.

Once fully operational, we believe the Mooresboro facility will eliminate the need to calcine WOX prior to its use, thereby reducing our manufacturing conversion and logistics costs in our recycling facilities. In addition, we expect that the Mooresboro facility, once fully operational, will have lower conversion costs than the Monaca facility, allow us to realize a higher premium on the sale of SHG and CGG zinc and recover value from the lead and silver contained in WOX in addition to increasing the total output of zinc metal from the same.

Zochem

Our Zochem facility, which we acquired on November 1, 2011, is located in Brampton, Ontario, Canada and produces zinc oxide. We believe Zochem is the largest single-site producer of zinc oxide in North America. The production process uses SHG zinc as raw material which is added to the melting section of the furnaces. The melted zinc is then boiled and the zinc vapor is combusted as it enters an oxidation chamber. The zinc oxide is then collected and packaged for shipment. The Zochem facility has the capacity to produce approximately 72,000 tons of zinc oxide a year. During 2014 and 2015, all zinc oxide was produced by our Zochem facility. Zinc oxide is used as an additive in various materials and products, including plastics, ceramics, glass, rubbers, cement, lubricants, pigments, sealants, ointments, fire retardants, and batteries.

INMETCO

INMETCO is a leading recycler of nickel-bearing waste generated by the stainless and specialty steel producers, and a leading recycler of nickel-cadmium and other types of batteries in North America. INMETCO operates out of a facility located in Ellwood City, Pennsylvania, which produces nickel-bearing products by using 100% recycled materials. Additionally, INMETCO collects and recycles batteries through its own collection programs and Call2Recycle, which was founded in 1994 by five major rechargeable battery makers. INMETCO also provides environmental services to generators of nickel-containing waste products, such as filter cake, spent pickle liquor, grinding swarf, and mill scale.

Factors Affecting Our Operating Results

Sales. We generate the substantial majority of our net sales from the sale of zinc-based products and to a much lesser extent from the sales of nickel-based products, our operating results therefore, depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials are zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock”) that we purchase from third parties. Costs to acquire and recycle EAF dust are not impacted significantly by fluctuations in the market price of zinc on the LME. Until it was idled on January 22, 2016, our Mooresboro facility utilized zinc recycled from EAF dust for a substantial majority of its raw materials. The cost for the remaining portion of our raw materials is directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on SHG metal that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues.

Average monthly, daily and yearly LME zinc prices for the years 2005 through 2015 were as follows:

LME Zinc Prices	2005	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015
Monthly Average
High	$0.83	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06	$1.04
Low	$0.54	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91	$0.69
Daily High	$0.86	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10	$1.09
Daily Low	$0.53	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88	$0.66
Average	$0.63	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98	$0.87

We entered into fixed price zinc swaps which were put in place to reduce volatility during the completion of construction and ramp-up of production at the now-idled Mooresboro facility. We received $19,075, $741 and $1,094, respectively, from the settlement of fixed price zinc swaps during the years ended December 31, 2015, 2014 and 2013.

At December 31, 2015, we had 4.5 tons of fixed price zinc swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that we could not meet. As a result, all of the fixed price zinc swap contracts in effect at December 31, 2015 were liquidated in early January 2016.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2015 were as follows:

LME Nickel Prices	2010	2011	2012	2013	2014	2015
Daily High	$11.81	$13.17	$9.90	$8.44	$9.62	$7.01
Daily Low	$8.36	$7.68	$6.89	$5.97	$6.06	$3.70
Average	$9.89	$10.36	$7.97	$6.81	$7.65	$5.36

Weekly steel industry capacity utilization continued the general upward trend from 2010 through the second quarter of 2012, remaining in the mid 70% range throughout that period, thereby increasing the amount of EAF dust generated and the demand for our EAF dust recycling services. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range. The weekly steel industry capacity decreased to the low 70% range during the first nine months of 2015 and dipped during the fourth quarter of 2015 to its lowest level since the end of 2010.

The table below illustrates our historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts			Revenue/Ton
	2015	2014	2013	2015	2014	2013
	(Tons, in thousands)			(In U.S. dollars)
Product:
Zinc Products (1)	121	129	169	$2,010	$2,125	$1,966
EAF Dust	510	580	607	$71	$70	$72
Nickel-based products	30	29	28	$1,350	$1,677	$1,568

(1)	Includes HZP from November 16, 2012 until production ceased during the first quarter of 2014.

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

Raw material costs at our Zochem facility, which comprised 87% of production costs, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 13% of our 2015 production costs at our Zochem facility.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. During 2015, 2014 and 2013, we recorded LCM adjustments of $4.4 million, $3.6 million and $3.7 million, respectively. The 2015, 2014 and 2013 LCM adjustments were the result of the declining LME zinc price, increased production costs in 2013 and 2014 at Monaca as the plant operated at inefficient levels during the impending shutdown, and the incurrence of higher than normal production costs in 2014 and 2015 at the zinc facility in Mooresboro, North Carolina as it operated at inefficient levels during startup. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of its purchased feedstock generally flows through cost of sales during the same month it is purchased.

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

Fire at our INMETCO facility on November 8, 2015

On November 8, 2015, a fire damaged a battery storage building at our INMETCO facility located in Ellwood City, Pennsylvania. The fire did not affect the facility’s primary operations. We maintain property coverage but the damages from the fire exceeded our insurance deductible of $0.5 million.

The Company recorded $2.0 million in insurance recoveries during the fourth quarter of 2015 relating to property damage and this amount is included in Cost of sales of nickel-based materials and other services in our Consolidated Statements of Operations. The amount represented a partial settlement of the entire claim and we have not yet reached agreement with the insurance carriers on the final claim amount.

Through December 31, 2015, we had incurred clean up, repair and other costs associated with the fire of $1.0 million. See Footnote AA - Insurance Recoveries in our Audited Consolidated Financial Statements for further information.

Trends Affecting Our Business

Our operating results are and will be influenced by a variety of factors, including:

•	production levels at our facilities;
•	the supply of EAF dust for our recycling operations;
•	LME price of zinc and nickel;
•	changes in cost of energy and fuels;
•	changes in the cost of additives and process chemicals;
•	gain and loss of customers;
•	pricing pressures from competitors, including new entrants into the zinc product markets, or the EAF dust or nickel-bearing waste recycling markets;
•	production levels in the domestic steel industry;
•	increases and decreases in the use of zinc and nickel-based products;
•	expansions into new products and expansion of our capacity, which requires us to incur costs prior to generating revenues;
•	expenditures required to comply with environmental and other operational regulations;
•	access to credit by our customers; and
•	our operational efficiency improvement programs.

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, since May 2015, the price of zinc fell approximately 39%, reaching a six-year low in December 2015. The price of nickel fell approximately 59% from May 2014 to December 2015. Changes in zinc pricing have impacted our sales revenues since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the purchase prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations.

Energy is one of our most significant costs. Our processes rely primarily on electricity and natural gas to operate. Our freight operations depend heavily on diesel fuel. Energy prices have been volatile in recent years and currently exceed long-term historical averages. These fluctuations impact our manufacturing costs and contribute to earnings volatility.

Several additives and process chemicals, including but not limited to coke, and when the Mooresboro facility was operating, limestone, sulfuric acid and manganese were used in our operations. Changes in price and availability have a direct impact on our manufacturing costs.

Our zinc based products compete with other materials in many of their applications. For example, PW zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for our zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, SHG zinc and CGG zinc are used by continuous galvanizers to produce galvanized flat-rolled sheet steel for the automotive market. There have been recent plans by some automotive companies to begin to use lightweight aluminum sheet to replace galvanized steel. Any such shifts in industry uses could affect our sales.

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

Summary of Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. Note B to the audited consolidated financial statements included in this Annual Report on Form 10-K contains a summary of our significant accounting policies. Certain of these accounting policies are described below.

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

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, chemical reagents and supplies and spare parts are valued at the lower-of-cost-or-market using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced, from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased and depending on the type of supply or spare part are either classified as long-term supplies, capitalized until consumption, or expensed immediately. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc and nickel are traded as commodities on the LME and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for the lower of cost or market adjustments, we consider the forward metal prices as quoted on the LME as of the reporting date in determining our estimate of net realizable value and to determine if an adjustment is required. Our product revenues are based on the current or prior months’ LME average prices. The LME average price upon which our product revenue is based has been reasonably correlated with the forward LME prices that we use to determine the lower of cost or market adjustments.

Supplies are adjusted based on obsolescence and slow moving reviews. We record an estimate for slow moving and obsolete inventory (“inventory reserve”) based upon our product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. For “convenience,” we reduce inventory cost through a contra asset rather than through a new cost basis.

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

Share-Based Compensation

We have a share-based compensation plan. Employee stock options are expensed over the requisite service period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted stock unit service or performance related grants are expensed over the vesting period, with the expense based on the stock price on the grant-date multiplied by the number of restricted stock units granted. Restricted stock unit market based grants are expensed over the vesting period, with the expense determined using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as a basis for the Black Scholes and Monte Carlo valuations.

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The three levels are described as follows:

•

Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, accounts payable, and certain accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note G - Cash and Cash Equivalents in our Audited Consolidated Financial Statements).

•

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note T - Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 2 of the fair value hierarchy (see Note N - Long Term Debt). The pension assets, which are primarily invested in the Manulife Monthly High Income GIF Fund, are carried at fair value and are considered to be in Level 2 of the fair value hierarchy (see Note R - Employee Benefit Plans in our Audited Consolidated Financial Statements).

•

Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note N - Long Term Debt). The Senior Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and subsequently are carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note N - Long-Term Debt in our Audited Consolidated Financial Statements). Level 3 inputs are also used in the determination for impairment testing on long-lived assets.

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

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of our contracts. In addition, we minimize credit loss by utilizing four different brokers for our derivative contracts. (See Note T - Accounting for Derivative Instruments and Hedging Activities in our Audited Consolidated Financial Statements).

Impairment

Long lived assets, which include property, plant and equipment as well as definite life intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. Our policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

In assessing the recoverability of our long-lived assets, management may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If such estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, we may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded.

We recorded an impairment loss on the Mooresboro facility in December 2015. See Footnote F-Asset Write-Downs and Disposals in the Consolidated Financial Statements for additional information on the impairment loss on the Mooresboro facility.

We have no goodwill or indefinite life intangible assets.

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

Variable Interest Entities

Investments in other entities are accounted for using the consolidation, equity or cost basis method depending upon the Company’s level of ownership, ability to exercise significant influence over the operating and financial policies of the investee and whether the Company is determined to be the primary beneficiary of a variable interest in an entity.

In December 2013, HMP entered into a joint venture known as ThirtyOx, LLC (“ThirtyOx”) with Imperial Acquisitions LLC for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the Company’s zinc facility in Mooresboro, North Carolina. When the zinc facility resumes operations and if it achieves better production levels than prior to idling, we expect that the majority of the feedstock for the zinc facility will be supplied by Horsehead’s EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die casters and other users of zinc metal. The ThirtyOx facility became operational in August 2014.

ThirtyOx was determined to be a variable interest entity as its significant activities are directed by a management agreement and not the equity group. HMP has determined that although it does have influence on ThirtyOx, it is not the primary beneficiary of the variable interest. HMP accounts for its investment in ThirtyOx utilizing the equity method of accounting as it does not own over 50% of the joint venture. HMP has recorded its cash contributions to ThirtyOx as an investment which is increased or decreased by its respective share of ThirtyOx pretax income or loss.

The Company has determined that HMP’s interest in ThirtyOx is not individually significant to its consolidated balance sheet and income statement and therefore is not required to provide additional disclosures regarding its involvement with this joint venture.

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	106.9	91.2	91.6
(Gain) loss on asset dispositions	(2.7)	0.2	0.2
Impairment loss	127.2	—	2.1
Depreciation and amortization	13.2	7.8	6.7
Selling, general and administrative expenses	6.4	5.3	5.0

Loss from operations	(151.0)	(4.5)	(5.6)
Interest expense	9.5	4.8	0.6
Interest and other income	0.2	3.1	1.4

Loss before income taxes	(160.3)	(6.2)	(4.8)
Income tax provision (benefit)	0.1	(2.8)	(1.6)

Net loss	(160.4)%	(3.4)%	(3.2)%

Loss per common share:
Basic	$(11.75)	$(0.30)	$(0.31)

Diluted	$(11.75)	$(0.30)	$(0.31)

A significant portion of our zinc oxide shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.

The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2014				2015
Average LME zinc price	March 31	June 30	September 30	December 31	March 31	June 30	September 30	December 31
Quarter	$0.92	$0.94	$1.05	$1.01	$0.94	$0.99	$0.84	$0.73
Year-to-date	$0.92	$0.93	$0.97	$0.98	$0.94	$0.97	$0.92	$0.87

Segment Disclosure

In anticipation of the April 2014 closure of our Monaca facility, we ceased production of zinc oxide at that facility on December 23, 2013. Since 2014, we only produce zinc oxide at our Zochem facility. Consequently, effective January 1, 2014, Horsehead Corporation and Zochem did not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and were not combined into one reporting segment.

We currently report three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron to the stainless and specialty steel industries. Accordingly, the 2013 segment information has been reclassified to conform to the new segment presentation.

Eliminations related to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment and sales of zinc metal from our Horsehead segment to our Zochem segment, interest expense recorded on debt which is not allocated to our segments and selling, general and administrative expenses related to our corporate division are not recorded within our three segments.

Year Ended December 31, 2015 Compared with Year Ended December 31, 2014

Consolidated net sales.

Consolidated net sales decreased $39.0 million, or 8.6%, to $414.9 million for 2015 compared to $453.9 million for 2014.

Change in consolidated net sales	(in millions)
Horsehead	$(10.1)
Zochem	(17.6)
INMETCO	(6.7)
Eliminations	(4.6)
Total change in consolidated net sales	$(39.0)

See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).

Consolidated cost of sales increased $29.5 million, or 7.1% to $443.7 million for 2015 compared to $414.2 million for 2014.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$48.3
Zochem	(10.6)
INMETCO	(3.6)
Eliminations	(4.6)

Total change in consolidated cost of sales (excluding depreciation and amortization)	$29.5

See separate segment discussion following.

Consolidated (gain) loss on asset dispositions

In June 2015, a gain of $12.1 million related to the sale of land, the site of our former Monaca facility, was recorded in the Horsehead segment. Additionally, during 2015 and 2014, net losses of $1.1 million and $0.9 million, respectively, were recorded on the disposal of machinery and equipment. See Footnote F - Asset Write-downs and Disposals in the Consolidated Financial Statements for further information.

Consolidated impairment loss

During the year ended December 31, 2015, our operations were significantly impacted due to the dramatic decline in zinc, nickel and other commodity prices, continuing issues that delayed the ramp-up of the Mooresboro zinc facility, and lower EAF dust receipts reflecting weaker steel production. Additionally, on January 22, 2016 when we temporarily idled the Mooresboro facility in the face of severe liquidity constraints and our determination that the facility was incapable of generating positive cash flow in the future without significant additional capital investment and/or a recovery in commodity prices, we determined a triggering event occurred related to our Mooresboro facility which required us to assess if the carrying amount of this long-lived asset may not be recoverable. We performed the required first step of the impairment test and determined the carrying amount of our Mooresboro asset group exceeded the sum of the expected undiscounted cash flows. We proceeded to the second step of the impairment test where we were required to determine a fair value for the Mooresboro asset group and recognize an impairment loss if the carrying value exceeded fair value. Fair value of the Mooresboro asset group was determined using i) published prices of our publicly traded debt and equity coupled with ii) the latest twelve months revenue multiples of selected comparable guideline companies to isolate the Mooresboro asset group’s fair value. The income approach was not considered an appropriate fair value measurement due to the absence of reliable forecast data as the facility was idled indefinitely in early 2016 as a result of uncertainty around timing of future capital inflows necessary to make required capital improvements to generate positive cash flows stemming from the Chapter 11 proceedings as well as uncertainty around recovery timing of commodity prices. As a result of the impairment test, we recorded a non-cash, pretax long-lived asset impairment loss of $527.6 million for the Mooresboro asset group. The total amount of this write-down is included in Loss from operations in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the write-down of the asset group, the remaining net book value of the Mooresboro asset group was $87.6 million at December 31, 2015. The impairment charge did not impact our business operation or future cash flows nor did it result in any cash expenditures. In assessing the recoverability of our long-lived assets, we are required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If our estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, we may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded. See Footnote F - Asset Write-downs and Disposals in the Consolidated Financial Statements for further information.

Consolidated depreciation and amortization.

Consolidated depreciation and amortization increased $19.4 million, or 54.8% to $54.8 million for 2015 compared to $35.4 million for 2014.

Change in consolidated depreciation and amortization	(in millions)
Depreciation associated with the Mooresboro facility	19.0
Other	0.4

Total change in consolidated depreciation and amortization	$19.4

•	During 2015, a full year of depreciation was recorded on the Mooresboro facility which was completed in May 2014.

Consolidated selling, general and administrative expenses.

Consolidated selling, general and administrative expenses increased $2.5 million, or 10.4% to $26.6 million for 2015 compared to $24.1 million for 2014. The increase was primarily due to an increase in salaried labor of $0.8 million, an increase in management stock compensation expense of $0.7 million and an increase of $1.3 million in legal and professional fees expense all related to our Horsehead segment.

Consolidated other income (expense).

Net consolidated other income (expense) was $(38.3) million for 2015 compared to $(7.7) million for 2014.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(5.7)
Decrease in capitalized interest related to construction of Mooresboro facility	(11.9)
Decrease in interest and other income	(13.0)

Total change in consolidated other income (expense)	$(30.6)

•

Increase in actual interest expense as a result of a full year of interest expense related the issuance of $50 million of debt during July 2014 and an overall increase in debt outstanding related to our revolving credit facilities.

•	Additional interest expense due to minimal capitalization of interest during 2015 as a result of the completion of the Mooresboro facility in May 2014.

•

Decrease in interest and other income primarily resulting from a decrease in income of $10.6 million recorded under the Shell option contract in 2015 as compared to 2014. The sale of the Monaca land was completed in June 2015.

Consolidated income tax expense (benefit).

	2015	2014
Income tax expense (benefit) (in millions)	$0.3	$(13.0)
Effective tax rate	(0.1)%	45.6%

•

The decrease in the 2015 effective tax rate is due to the uncertainty surrounding the realization of the related deferred tax assets in future tax returns, as a result of recent history of net operating losses due to ramp up challenges at the Mooresboro facility and softening commodity prices, the Mooresboro facility impairment and the subsequent Chapter 11 bankruptcy filing on February 2, 2016, all of the net deferred U.S. tax assets have been fully offset by a valuation allowance at December 31, 2015. The remaining deferred tax liabilities result from our Canadian operations. In 2014, we believed that the Mooresboro facility would be running at full capacity and therefore the income projections at that time justified no valuation allowance against the federal U.S. net operating loss carryforwards.

Consolidated net loss.

Net loss for 2015 was $(665.4) million compared to a net loss of $(15.5) million for 2014.

Business Segments

Horsehead

Net sales.

Net sales. Net sales decreased $10.1 million, or 3.9%, to $246.5 million for 2015 from $256.6 million in 2014.

Change in Horsehead net sales	(in millions)
Increase in fixed rate swap settlements	$18.3
Volume decrease due to zinc products and services	(9.1)
Price realization decrease relating to zinc products and services	(6.3)
Decrease in WOX/zinc calcine sales	(18.9)
Miscellaneous and other sales increase	1.2
Intercompany transactions relating to the sale of zinc metal to Zochem in 2015	4.7

Total change in Horsehead net sales	$(10.1)
•

The decrease in sales volume primarily related to reduced receipts of EAF tons during 2015 due to the decrease in capacity utilization of the majority of our customers and the decrease in HZP shipments as a result of the shutdown of the HZP facility in early 2014.

•	The decrease in price realization was due to a decrease in the average LME zinc price of 10.9% for 2015 as compared to 2014.
•	Zinc fixed rate swaps resulted in cash received of $19.1 million during 2015 as compared to $0.8 million in 2014.
•

WOX and zinc calcine were sold to third parties during 2015 and 2014 and will continue to be sold in the future. The decrease is largely attributable to the 10.9% decrease in the average LME zinc price in 2015. Tons shipped increased by 13.7% to partially offset the decline in price realization.

•

Net sales for 2015 were decreased by unrealized non-cash adjustments of $1.1 million relating to our hedging activities. Net sales for 2014 were increased by unrealized non-cash adjustments of $1.2 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	2015	2014
Zinc finished product shipments	59,238	60,991
Calcine/WOX shipments	110,762	97,391
Total zinc product shipments on a zinc contained basis	128,498	124,889
Average sales price realization on a zinc contained basis	$0.69	$0.83

Net sales of zinc metal decreased $7.4 million, or 6.1%, to $113.3 million for 2015 compared to $120.7 million for 2014.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(0.2)
Decrease in price realization	(7.2)

Total change in Horsehead zinc metal net sales	$(7.4)
•	The decrease in price realization was a result of the decrease in the average price per ton on zinc metal sold as a result of a decrease of 10.9% in the average LME zinc price for 2015 versus 2014.

Revenues from EAF dust recycling decreased $4.1 million, or 9.8%, to $37.7 million for 2015 from $41.8 million for 2014.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(5.0)
Increase in price realization	0.9

Total change in Horsehead EAF Dust recycling net sales	$(4.1)
•	EAF dust receipts were 518,420 tons for 2015 compared to 588,996 for 2014. The decrease in volume was due to a decrease in the steel industry capacity utilization.
•	Increase in price realization due to an increase in the average price per ton received.

Cost of sales (excluding depreciation and amortization).

Cost of sales increased $48.3 million, or 19.0%, to $302.8 million in 2015 from $254.5 million in 2014.

The cost of zinc material and other products sold increased $51.7 million, or 23.3%, to $273.5 million in 2015 from $221.8 million in 2014.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Production volume decrease of zinc products	(4.4)
Increase in cost of zinc products shipped	45.4
Increase in cost of sales relating to WOX and zinc calcine products produced and sold to third parties	6.7
Increase in recycling and other costs	4.0

Total change in Horsehead cost of zinc metal and other products sold	$51.7
•

Due to the failure of the Mooresboro facility to utilize all of the WOX produced by the recycling operations, some of the WOX and zinc calcine produced by our EAF dust recycling operations were sold to third parties.

•	Cost of products shipped increased due to the continued ramp-up challenges at the Mooresboro facility during 2015.
•

Inventory write offs of $0.5 million and $3.1 million were recorded in 2014 and 2015, respectively, related to the permanent closure of the Monaca facility in April 2014 and adjustments related to supplies inventory in 2015.

•

LCM adjustments of $4.4 million and $3.6 million were recorded in 2015 and 2014, respectively. The LCM adjustments were the result of the declining LME zinc price in both years, increased production costs in 2014 at the Monaca facility as the plant operated at inefficient levels during shutdown and the incurrence of higher than normal production costs in 2014 and 2015 as the Mooresboro facility operated at inefficient levels during startup.

Conversion costs for the Mooresboro facility, which began production in May 2014, were $92.9 million and $42.7 million for 2015 and 2014, respectively, and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. Conversion costs for the Monaca facility, which closed at the end of April 2014, were $32.6 million for 2014.

Conversion costs for the recycling facilities that process EAF dust increased $2.4 million, or 2.6%, to $94.0 million in 2015 from $91.6 million in 2014.

Change in Horsehead recycling conversion costs	(in millions)
Services	$1.4
Coke	0.7
Labor	0.7
Maintenance related costs	2.1
Natural gas	(2.4)
Other	(0.1)

Total change in Horsehead recycling conversion costs	$2.4
•

Conversion costs reflect a 3.6% decrease in production levels due to the ramp-up of production at the Mooresboro facility and a decrease in EAF dust receipts. The decrease in receipts was due to a decrease in the steel industry capacity utilization.

The cost of EAF dust services decreased $4.4 million, or 13.1%, to $29.3 million for 2015 from $33.7 million for 2014.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease due to volume	$(4.0)
Decrease in transportation costs	(0.4)

Total change in Horsehead cost of EAF dust services	$(4.4)
•	EAF dust receipt tons decreased 12.0% for 2015 compared to 2014. The decrease in volume was due to a decrease in the steel industry capacity utilization.

Zochem

Net sales.

Net sales decreased $17.6 million, or 12.2%, to $127.1 million in 2015 from $144.7 million in 2014.

Change in Zochem net sales	(in millions)
Lower shipment volume	$(12.7)
Decrease in price realization	(4.9)

Total change in Zochem net sales	$(17.6)
•	Lower shipment volume due to a decrease in tons shipped of 8.8% for 2015 as compared to 2014.
•	Decrease in price realization resulted from a 10.9% lower LME average zinc price for 2015 as compared to 2014.
•	Non-cash adjustments related to our hedging activities were not material for both 2015 and 2014.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $10.6 million, or 8.4%, to $116.2 million in 2015 from $126.8 million in 2014.

Change in Zochem cost of sales	(in millions)
Decrease in cost of products shipped	$(11.1)
Decrease in price realization	(0.5)
Hedge settlements	1.0

Total change in Zochem cost of sales	$(10.6)
•	Shipment volume decreased 8.8% in 2015 as compared to 2014 which resulted in a total decrease in the cost of products shipped.
•	Decrease in price realization resulted from a 10.9% lower LME average zinc price for 2015 as compared to 2014.

Income before income taxes.

For the reasons stated above, Zochem’s income before income taxes was $5.6 million for 2015 compared to $13.6 million for 2014.

INMETCO

Net sales.

Net sales decreased $6.7 million, or 12.4%, to $47.4 million in 2015 from $54.1 million in 2014.

Change in INMETCO net sales	(in millions)
Increase in shipment volume	$2.6
Decrease in price realization	(9.2)
Other and miscellaneous sales	(0.1)

Total change in INMETCO net sales	$(6.7)
•

Lower price realization resulted from a 30.0% lower LME average nickel price and customer mix on tolling return shipments. 2014 included $1.5 million unfavorable adjustments related to nickel hedge settlements as opposed to $0.2 million in unfavorable adjustments related to nickel hedge settlements in 2015.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $3.6 million, or 10.5%, to $30.6 million in 2015 from $34.2 million in 2014.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(3.2)
Higher shipment volume	1.6
Net insurance benefit	(1.7)
Other	(0.3)

Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(3.6)
•	Decrease in cost of products shipped was due to lower purchased raw material costs and a reduction in incentive program costs.
•	Net insurance benefits of $1.7 million related to a fire at the INMETCO facility in November 2015.

Other

Corporate, eliminations and other

Net sales.

Eliminations of net sales were $6.0 million for 2015 and $1.4 million for 2014. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment during 2015 and 2014 and the sale of zinc products from our Horsehead segment to our Zochem segment during 2015.

Loss before income taxes.

Loss before income taxes increased $14.0 million to $32.7 million for 2015 compared to $18.7 million for 2014. The increase was primarily due to a decrease in capitalized interest of $11.3 million resulting from the completion of construction of the Mooresboro facility in May 2014 and an increase in actual interest expense of $3.1 million as a result of a full year of interest expense related the issuance of $50 million of debt during July 2014 which was recorded in our corporate division.

Year Ended December 31, 2014 Compared with Year Ended December 31, 2013

Consolidated net sales.

Consolidated net sales increased $12.0 million, or 2.7%, to $453.9 million for 2014 compared to $441.9 million for 2013.

Change in consolidated net sales	(in millions)
Horsehead	$(55.3)
Zochem	66.4
INMETCO	0.5
Eliminations	0.4

Total change in consolidated net sales	$12.0

See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).

Consolidated cost of sales increased $9.4 million, or 2.3%, to $414.2 million for 2014 compared to $404.8 million for 2013.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(49.4)
Zochem	59.5
INMETCO	(1.2)
Eliminations	0.5

Total change in consolidated cost of sales (excluding depreciation and amortization)	$9.4

See separate segment discussion following.

Consolidated depreciation and amortization.

Consolidated depreciation and amortization increased $5.7 million, or 19.2% to $35.4 million for 2014 compared to $29.7 million for 2013.

Change in consolidated depreciation and amortization	(in millions)
Decreased depreciation expense at the former Monaca facility due to impairment of facility during 2013 and permanent closure of the facility in April 2014	$(11.3)
Decreased depreciation expense due to end of useful life of the HZP facility during the first quarter of 2014	(1.0)
Depreciation associated with the new zinc facility	16.5
Other	1.5

Total change in consolidated depreciation and amortization	$5.7

Consolidated selling, general and administrative expenses.

Consolidated selling, general and administrative expenses increased $1.9 million, or 8.6% to $24.1 million for 2014 compared to $22.2 million for 2013. The increase was primarily due to a one time adjustment that reduced non cash compensation in 2013.

Consolidated other income (expense).

Net consolidated other income (expense) was $(7.7) million for 2014 compared to $3.4 million for 2013.

Change in consolidated other income (expense)	(in millions)
Increase in actual interest expense	$(4.4)
Decrease in capitalized interest related to construction of the Mooresboro facility	(14.5)
Increase in interest and other income	7.8

Total change in consolidated other income (expense)	$(11.1)

•	Increase in actual interest expense due to the issuance of the 2013 Additional Notes on June 3, 2013 and the issuance of the 2014 Additional Notes and Unsecured Notes on July 29, 2014.

•	Decrease in capitalized interest due to the completion of the Mooresboro zinc facility in May 2014.

•	Increase in interest and other income primarily resulting from income recorded under the Shell option contract.

Consolidated income tax benefit.

	2014	2013

Income tax benefit (in millions)	$(13.0)	$(7.5)
Effective tax rate	45.6%	34.8%

•

The increase in the 2014 effective tax rate is due to increased state net operating loss carryforwards and no state credit valuation allowances recorded. A valuation allowance was recorded in 2013 which reduced the effective rate in 2013.

Consolidated net loss.

Net loss for 2014 was $(15.5) million compared to a net loss of $(14.0) million for 2013.

Business Segments

Horsehead

Net sales.

Net sales. Net sales decreased $55.3 million, or 17.7%, to $256.6 million for 2014 from $311.9 million in 2013.

Change in Horsehead net sales	(in millions)
Elimination of zinc oxide sales due to the permanent shut down of the zinc oxide refinery at the former Monaca facility	$(85.1)
Volume decrease due to zinc products and services (excluding zinc oxide)	(65.3)
Price realization increase relating to zinc products and services (excluding zinc oxide)	11.4
Increase in WOX/zinc calcine sales	76.0
Change due to hedging	6.8
Miscellaneous and other sales increase	0.9

Total change in Horsehead net sales	$(55.3)
•

The decrease in sales volume related to reduced shipments of zinc metal and zinc powders as a result of the closure of the former Monaca facility in April 2014 and the ramp-up of production at the Mooresboro facility located in North Carolina which began operations in May 2014. Additionally, our copper powders business was sold in December of 2013 and production at our HZP facility was idled during the first quarter of 2014 due to a lack of raw material supply.

•	The increase in price realization was due to an increase in the average LME zinc price of 13.4% for 2014 as compared to 2013.
•

WOX and zinc calcine were sold to third parties during the fourth quarter of 2013 and during the year ended December 31, 2014 and will continue to be sold until the Mooresboro facility is operating at a production capacity utilization level of approximately 75%.

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
•

The decrease in volume relates to a reduction in shipments due to the closure of the former Monaca facility in April 2014 and the ramp-up of production at the Mooresboro facility which began production in May 2014.

•	The increase in price realization was a result of the increase in the average price per ton on zinc metal sold as a result of an increase of 13.4% in the average LME zinc price in 2014 versus 2013.

Revenues from EAF dust recycling decreased $2.8 million, or 6.3%, to $41.8 million in 2014 from $44.6 million in 2013.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$(1.8)
Decrease in price realization	(1.0)

Total change in Horsehead EAF Dust recycling net sales	$(2.8)
•	Decrease in price realization due to a decrease in the average price per ton received.
•	EAF dust receipts were 588,996 tons for 2014 compared to 613,746 for 2013.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $49.4 million, or 16.3%, to $254.6 million in 2014 from $304.0 million in 2013.

The cost of zinc material and other products sold decreased $48.5 million, or 18.0%, to $220.6 million in 2014 from $269.1 million in 2013.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease related to elimination of zinc oxide sales due to permanent shut down of Monaca zinc oxide refinery in December 2013	$(78.1)
Volume decrease due to zinc products (excluding zinc oxide)	(61.0)
Increase in cost of zinc products shipped (excluding zinc oxide)	40.6
Increase in cost of sales relating to WOX and zinc calcine products produced and sold to third parties	58.1
Decrease in severance and inventory write off	(9.7)
Increase in recycling and other costs	1.6

Total change in Horsehead cost of zinc metal and other products sold	$(48.5)
•

Due to the permanent shutdown of the Monaca facility and ramp-up of production at the Mooresboro facility, WOX and zinc calcine produced by our EAF dust recycling operations were sold to third parties.

•	Severance and inventory write offs of $10.4 million and $0.7 million were recorded in 2013 and 2014, respectively, related to the permanent closure of the Monaca facility in April 2014.
•

LCM adjustments of $3.6 million and $3.7 million were recorded in 2014 and 2013, respectively. The LCM adjustments were the result of the declining LME zinc price in both years, increased production costs in 2013 and 2014 at the Monaca facility as the plant operated at inefficient levels during shutdown and the incurrence of higher than normal production costs in 2014 as the Mooresboro facility operated at inefficient levels during startup.

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
•

Conversion costs reflect a 4.5% decrease in production levels due to the permanent closure of the Monaca smelter at the end of April 2014 and the ramp-up of production at the Mooresboro facility which began production in May 2014.

The cost of EAF dust services decreased $1.2 million, or 3.4%, to $33.7 million for 2014 from $34.9 million for 2013.

Change in Horsehead cost of EAF dust services	(in millions)
Decrease due to volume	(1.4)
Increase in transportation costs	0.2

Total change in Horsehead cost of EAF dust services	$(1.2)
•	EAF dust receipt tons decreased 4.0% for 2014 compared to 2013.

Zochem

Net sales.

Net sales increased $66.4 million, or 84.6%, to $144.7 million in 2014 from $78.3 million in 2013.

Change in Zochem net sales	(in millions)
Higher shipment volume	$57.3
Increase in price realization	9.1

Total change in Zochem net sales	$66.4
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

Income before income taxes.

For the reasons stated above, Zochem’s income before income taxes was $13.6 million for 2014 compared to $7.9 million for 2013.

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

Loss before income taxes.

Loss before income taxes decreased $17.7 million to $(18.7) million for 2014 compared to $(1.0) million for 2013. The decrease was primarily due to a decrease in capitalized interest of $15.0 million resulting from the completion of construction of the Mooresboro facility in May 2014 and an increase in actual interest expense of $2.5 million as a result of an increase in debt outstanding during 2014 which was recorded in our corporate division.

Liquidity and Capital Resources

During 2015, our results of operations and liquidity were impacted by (i) the dramatic decline in zinc, nickel and other commodity prices, (ii) continuing issues that delayed the ramp-up of the Mooresboro zinc facility and led to its idling in January 2016, (iii) lower EAF dust receipts reflecting weaker steel production and (iv) the reduction by Macquarie Bank of our borrowing base under the Macquarie Credit Facility.

As a result, we concluded on January 2, 2016, that we would not make the required interest payment on the Convertible Notes on its scheduled due date of January 4, 2016 exercising a 30-day grace period under the indenture governing such notes.

We received notices of default in January 2016, under our 2014 Zochem Facility and under our Macquarie Credit Facility, as of November 30, 2015 and December 31, 2015, respectively. The notices of default rendered the financial obligations under the credit facilities immediately due and payable and we, therefore, reclassified all debt under the credit facilities as current at December 31, 2015.

On February 2, 2016, the Debtors, filed Bankruptcy Petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On the same date, Zochem, as foreign representative of the Debtors, commenced a proceeding in Canadian Court to recognize the Debtors’ Chapter 11 Cases as a Canadian Proceeding. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court. The Debtors entered Chapter 11 to protect their assets and to formulate a balance sheet restructuring and deleveraging of the Debtors’ current capital structure. The Debtors continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

The commencement of the Debtors’ Chapter 11 Cases constituted events of default that rendered the financial obligations under our series of notes automatically and immediately due and payable, subject to the imposition of the automatic stay arising pursuant to Section 362 of the Bankruptcy Code. As a result of the Chapter 11 Cases, we reclassified all related debt as current at December 31, 2015.

On February 8, 2016, the Debtors entered into the DIP Credit Agreement with the DIP Lenders, and Cantor Fitzgerald Securities as administrative agent. The entry into the DIP Credit Agreement was approved by the Bankruptcy Court. The DIP Credit Agreement was amended on March 3, 2016, May 16, 2016, June 23, 2016 and August 1, 2016.

The DIP Credit Agreement (as amended) provides for a senior secured super priority credit facility in the aggregate principal amount of up to $90.0 million. Initial proceeds from the DIP Facility were used, among other things, to repay in full and terminate all obligations under the 2014 Zochem Facility, pay fees and expenses incurred through the closing date of the DIP Facility and pay other amounts permitted in the budget (including any permitted variances) and for general corporate purposes.

Interest on the outstanding principal amount of loans under the DIP Facility is payable monthly in arrears at a per annum rate equal to 14.0%. Upon an event of default under the DIP Facility, all obligations under the DIP Credit Agreement bear interest at a rate equal to the standard interest rate plus an additional 2.0% per annum. The Debtors were required to pay commitment fees of 4.5% of the total principal amount and are required to pay unused commitment fees of 4.0% per annum.

With certain exceptions, the obligations under the DIP Credit Agreement are secured by a “priming,” first-priority lien on substantially all of the Debtors’ assets. The liens securing the DIP Facility prime the liens securing the Senior Secured Notes and include a first priority priming lien on the equity interests of non-debtor subsidiaries of the Debtors, including Horsehead Zinc Recycling, LLC.

The DIP Facility matures on the earlier of (a) February 8, 2017 or (b) the earlier of (i) the date of the substantial consummation of the plan of reorganization that is confirmed pursuant to an order of the Bankruptcy Court and recognized by an order of the Canadian Court, (ii) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to Section 363 of the Bankruptcy Code, and (iii) the date any outstanding extensions of credit under the DIP Facility become due and payable in accordance with the terms of the loan documents, whether by acceleration or otherwise.

Pursuant to the DIP Credit Agreement, the Debtors must meet certain financial requirements and covenants, including a minimum restructuring EBITDA covenant with respect to each of INMETCO and Zochem (“EBITDA-R Covenant”). On March 22, 2016, we delivered a notice of default to the DIP Agent relating to our failure to meet the Zochem EBITDA-R Covenant for the period ended February 29, 2016. We amended the DIP Credit Agreement on May 16, 2016 for the EBITDA-R Covenant for Zochem. We were subject to default interest on outstanding borrowings until an agreement was reached.

The Debtors filed a Chapter 11 Plan (as may be amended, modified or supplemented from time to time) and a related proposed Disclosure Statement (as may be amended, modified or supplemented from time to time) with the Bankruptcy Court. On July 11, 2016, the Bankruptcy Court entered an order approving the Disclosure Statement, and on July 12, 2016, the Canadian Court recognized and gave effect to such order in Canada. On or about July 18, 2016, the Debtors commenced solicitation of the Plan. On September 9, 2016, the Bankruptcy Court entered an order confirming the Plan.

During the pendency of the Chapter 11 Cases, we expect that our primary sources of liquidity will continue to be cash on hand, cash flows from operations and borrowings under the DIP Facility.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Chapter 11 Cases. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

Although, we believe our cash on hand, cash flow from operating activities and borrowings under the DIP Facility up to the time when we emerge from bankruptcy will be adequate to meet the short-term liquidity requirements of our existing business, we cannot assure that such amounts will be sufficient to fund our operations. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

For further discussion of liquidity risks and risks associated with the Chapter 11 Cases, see “Item 1A. Risk Factors.”

Going Concern

As a result of the Chapter 11 Cases and various other factors, including working capital deficits, losses from continuing operations, and defaults and cross-defaults under various credit agreements, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on many factors, including the our ability to maintain adequate cash on hand and generate cash from operations for the duration of the Chapter 11 Cases, the completion of the Chapter 11 plan of reorganization in a timely manner, and our ability to achieve profitability following emergence from bankruptcy.

Cash Flows from Operating Activities

Our operations used a net $68.7 million of cash during 2015, despite cash received from a decrease in accounts receivable of $18.2 million. The cash flows used reflect the poor operating performance in 2015, which include costs incurred during the continued ramp up of operations at the Mooresboro facility.

Cash Flows from Investing Activities

Capital expenditures were $33.7 million for 2015. Cash from investing activities also included $9.0 million in proceeds from the sale of the Monaca property and an increase in restricted cash of $7.9 million related to the cash collateralization of letters of credit.

Cash Flows from Financing Activities

Cash provided by financing activities totaled $96.0 million and consisted primarily of net proceeds of $78.0 million from the issuance of stock and $80.0 million in borrowings under our credit facilities offset by repayments of $57.2 million on our credit facilities.

Year Ended December 31, 2014

Cash Flows from Operating Activities

Our operations used a net $40.7 million of cash during 2014 as accounts payable decreased $46.5 million. The cash flows generated reflect the operating performance in 2014, which include one time costs incurred during both the shutdown of the Monaca facility and the startup of operations at the Mooresboro facility.

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

Cash Flows from Financing Activities

Cash provided by financing activities totaled $45.9 million and consisted primarily of net proceeds of $51.3 million from the issuance of debt on July 29, 2014 offset by $1.9 million in debt issuance costs, $33.3 million in borrowings under our credit facilities offset by repayments of $35.6 million on our credit facilities and $1.6 million in borrowings under the Credit Agreement offset by repayments of $2.9 million on the Credit Agreement.

Contractual Obligations and Commercial Commitments

On February 2, 2016, we and certain of our subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The commencement of our Chapter 11 Cases constituted events of default that rendered the financial obligations under our series of notes automatically and immediately due and payable, subject to the imposition of the automatic stay arising pursuant to Section 362 of the Bankruptcy Code. As a result of the Chapter 11 Cases, we have reclassified all related debt as current at December 31, 2015.

We received notices of default in January 2016, under certain of the Company’s credit facilities, as of November 30, 2015 and December 31, 2015. The notices of default rendered the financial obligations under the credit facilities immediately due and payable and we, therefore, have reclassified all debt under the credit facilities as current at December 31, 2015.

The following table summarizes our contractual obligations and commitments as of December 31, 2015:

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(Dollars in millions)
Long-term debt obligations (excluding interest)	$439.6	$439.6	$—	$—	$—
Operating lease obligations	15.9	5.2	6.1	3.3	1.3
Interest on fixed rate debt (1)	31.1	31.1	—	—	—
Interest on variable rate debt (2)	2.3	2.3	—	—	—
Other long-term liabilities (3)	13.0	1.4	2.1	2.0	7.5

Total	$501.9	$479.6	$8.2	$5.3	$8.8

(1)

Fixed rate interest expense includes interest on our fixed rate debt which has been reclassed to current at December 31, 2015. Interest expense is estimated through September 30, 2016 (the date we expect to emerge from bankruptcy based on our reorganization plan filed with the bankruptcy court). Interest expense is based on our year end 2015 debt balances and interest rates. The estimate assumes no additional borrowings. Our actual debt balances and interest rates may fluctuate in the future. Therefore, actual interest payments may vary from those payments detailed in the above table.

(2)

Variable rate interest expense includes interest on our two credit facilities and our credit agreement. Interest expense is estimated through September 30, 2016 (the date we expect to emerge from bankruptcy based on our reorganization plan filed with the bankruptcy court). Interest expense is based on our year end 2015 debt balances and interest rates. The estimate assumes no additional borrowings. Our actual debt balances and interest rates may fluctuate in the future. Therefore, actual interest payments may vary from those payments detailed in the above table.

(3)

Other long-term liabilities include obligations associated with the NMTC put option, the pension liability, obligations associated with the Mooresboro facility and payments under the ESOI deferred purchase agreements.

At December 31, 2015, we were a party to raw material supply agreements through 2016. The agreements require us to purchase approximately 41,400 tons of SHG metal for 2016 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2015 average LME zinc price, this purchase commitment is estimated to be approximately $69 million for 2016.

Capital expenditures for 2016 are estimated to be approximately $14 million, which include expenditures related to potential expansion projects and maintenance capital.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. At December 31, 2015, we had a total of $0.4 million in letters of credit outstanding under the 2014 Zochem Facility and $7.9 million in letters of credit that are cash collateralized and recorded as Restricted cash in the Company’s Consolidated Balance Sheet at December 31, 2015. The letters of credit and restricted cash will be used to collateralize self-insured claims for workers’ compensation and other general insurance claims.

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

Our risk management policy seeks to meet our overall goal of managing our exposure to market price risk, particularly risks related to changing zinc and nickel prices. All derivative contracts are held for purposes other than trading and are used primarily to mitigate uncertainty and volatility of expected cash flow and cover underlying exposures. We are exposed to credit loss in cases where counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To minimize the risk of such losses, at December 31, 2015, we utilized four different brokers for our hedging program.

Interest Rate Risk

We are subject to interest rate risk in connection with our $80.0 million Macquarie Credit Facility entered into on July 6, 2015, our $25.8 million Credit Agreement entered into on November 14, 2012, our $20.0 million 2014 Zochem Facility entered into on April 29, 2014, all of which bear interest at variable rates. Assuming that our two credit facilities and Credit Agreement are fully drawn and holding other variables constant, each one percentage point change in interest rates would be expected to have an impact on pre-tax earnings and cash flows for the next year of approximately $1.3 million.

On February 2, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received notices of default in January 2016, under our 2014 Zochem Facility and under our Macquarie Credit Facility, as of November 30, 2015 and December 31, 2015, respectively. The notices of default rendered the financial obligations under the credit facilities immediately due and payable and we, therefore, have reclassified all debt under the credit facilities as current at December 31, 2015. Default interest charges and other penalties and fees were assessed by the lenders during 2016 as a result of the notices of default received. See Footnote CC - Subsequent Events for further information on defaults under our two credit facilities.

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

Several additives and process chemicals, including but not limited to coke, and when the Mooresboro facility was operating, limestone, sulfuric acid and manganese were used in our operations. Changes in price and availability have a direct impact on our manufacturing costs.

We entered into fixed price zinc swaps which were put in place to reduce volatility during the completion of construction and ramp-up of production at the Mooresboro facility. We received $19.1 million, $0.7 million and $1.1 million, respectively, from the settlement of fixed price zinc swaps during the years ended December 31, 2015, 2014 and 2013.

At December 31, 2015, we had 4.5 tons of fixed price zinc swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that we could not meet, as a result, all of the fixed price zinc swap contracts in effect at December 31, 2015 were liquidated in early January 2016.

At December 31, 2015, we were a party to raw material supply agreements through 2016. The agreements require us to purchase approximately 41,400 tons of SHG metal for 2016 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2015 average LME zinc price, this purchase commitment is estimated to be approximately $69 million for 2016.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 15, 2016, the audit committee of the Board of Directors (the “Audit Committee”) of the Company approved the dismissal of Grant Thornton LLP (“Grant Thornton”) as the Company’s independent registered public accountant.

Grant Thornton’s reports on the Company’s consolidated financial statements for the years ended December 31, 2014 and 2013 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2013 and December 31, 2014 and through the period ending March 15, 2016, (i) there were no disagreements with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Grant Thornton would have caused it to make reference thereto in its reports on the financial statements of the Company for such periods, and (ii) there were no reportable events, requiring disclosure under Item 304(a)(1)(v) of Regulation S-K under the Securities Act of 1933, as amended.

The Company requested that Grant Thornton furnish the Company with a letter addressed to the Securities and Exchange Commission stating whether Grant Thornton agrees with the statements made by the Company in response to Item 304(a) of Regulation S-K and, if not, stating the respects in which it does not agree. A copy of Grant Thornton’s letter was filed as Exhibit 16.1 to our Current Report on Form 8-K filed on March 21, 2016.

On March 15, 2016, the Audit Committee approved the engagement of BDO USA, LLP (“BDO”) to serve as the Company’s new independent registered public accounting firm. During the years ended December 31, 2014 and December 31, 2015 and through the period ending March 15, 2016, the Company did not consult with BDO regarding any of the matters described in Item 304(a)(2)(i) of Regulation S-K or Item 304(a)(2)(ii) of Regulation S-K. On March 30, 2016, BDO completed the required client acceptance procedures and entered into a formal engagement letter with the Company to serve as the new independent registered public accounting firm.

ITEM 9A.  CONTROLS AND PROCEDURES

a. Background

On February 2, 2016, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). Due to the bankruptcy filing and for the duration of our Chapter 11 proceedings, our operations, including our ability to maintain adequate internal control over financial reporting, have been and may continue to be weakened as a result of the bankruptcy process.

From December 2015 through March 2016, we spent considerable time preparing additional reporting and analysis required by our lenders, managing daily liquidity requirements, developing financial alternatives and preparing for the bankruptcy filing. These issues, combined with our limited qualified accounting personnel resources, which we allocated in accordance with recommendations from our various outside advisors, resulted in certain key disclosure controls and procedures either not being performed or being performed later than required and not tested, and we became delinquent in meeting the filing deadline for Form 10-K. We subsequently also became delinquent in filing Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016. Despite these difficulties, on September 2, 2016, we assessed the key disclosure controls and procedures listed below during the closing cycle for the preparation of the financial statements as of December 31, 2015.

b. Evaluation of Disclosure Controls and Procedures

As of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K, management performed, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, an evaluation of the key disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), listed below, to test their effectiveness. Our disclosure controls and procedures are designed to provide reasonable assurance that material information required to be disclosed by us in reports that we file or submit under the Exchange Act is appropriately recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives.

In September 2016, in order to permit management to report on the effectiveness of disclosure controls and procedures, management evaluated, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, all of the key financial cycles.

Based on our evaluation as of December 31, 2015 of the key disclosure controls and procedures listed below, the identification of material weaknesses in our internal control over financial reporting described below, and our inability to file this Annual Report on Form 10-K for a substantial period of time beyond the prescribed due date, our principal executive officer and principal financial and accounting officer have concluded that, as of December 31, 2015, our disclosure controls and procedures were not effective. Notwithstanding this assessment, the Company believes that the financial statements contained in this Annual Report on Form 10-K fairly and accurately present the financial condition, results of operations and cash flows for the periods presented.

c. Management’s Annual Report on Internal Control Over Financial Reporting

Overview of Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (US GAAP).

Internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the principal executive officer and principal financial and accounting officer and is effected by the Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with US GAAP. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the receipts and expenditures of the Company are being made only in accordance with appropriate authorization of management and the board of directors; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment of the Effectiveness of Internal Control over Financial Reporting. Management completed the assessment of the key controls of the Company’s internal control over financial reporting, as of December 31, 2015, based on the criteria for effective internal control over financial reporting established in the 2013 Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management identified certain material weaknesses, which are described below. As a result of the material weaknesses, management concluded that the Company did not maintain effective internal control over financial reporting during the closing cycle for the preparation of the financial statements as of December 31, 2015, based on the criteria established in the 2013 Internal Control - Integrated Framework issued by COSO.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected. In connection with the assessment described above, management identified the following internal controls over financial reporting deficiencies that represent material weaknesses as of December 31, 2015. Notwithstanding this assessment, the Company believes that the financial statements contained in this Annual Report on Form 10-K fairly and accurately present the financial condition, results of operations and cash flows for the periods presented.

•

Inadequate Control of Financial Reporting and Close Cycle: We did not maintain an effective financial reporting and closing process to prepare financial statements in accordance with GAAP. We determined that controls over timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes were missing or ineffective. Further, we were unable to complete quarterly certifications and regulatory filings timely as required by the rules of the SEC.

•

Inadequate Control of Treasury Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) lack of proper review and approval of treasury journal entries, and (ii) absence of adequate financial statement review. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s treasury entries would not be detected in a timely manner.

•

Inadequate Control of Revenue Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) unrestricted access to add, change or post transactions in ledgers, (ii) lack of proper review and authorization of pricing, (iii) lack of proper review and approval of revenue journal entries, and (iv) absence of adequate financial statement review. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s revenue would not be detected in a timely manner.

•

Inadequate Control of Inventory Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) absence of quarterly inventory certifications, (ii) absence of count of physical inventories on storeroom inventory items, and (iii) lack of proper review of inventory journal entries (iv) absence of adequate financial statement review. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s inventory would not be detected in a timely manner.

•

Inadequate Control of Fixed Asset Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) absence of quarterly certifications, (ii) lack of approval of capital spending, and (iii) lack of proper review of fixed asset journal entries (iv) absence of adequate financial statement review. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s fixed assets would not be detected in a timely manner.

•

Inadequate Control of Accruals Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) lack of monthly review meetings, (ii) absence of quarterly certifications, and (iii) lack of proper review of accruals journal entries. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s accruals would not be detected in a timely manner.

•

Inadequate Control of Income Tax Cycle: This material weakness is the result of the ineffectiveness of two key controls: (i) absence of an orderly and complete review of tax entries and required disclosures and (ii) absence of a detailed review of the reconciliation of the statutory tax rate to the effective tax rate. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s income tax cycle would not be detected on a timely manner.

•

Inadequate Control of the Equity Cycle: This material weakness resulted from the absence of an orderly and complete review of equity entries and required disclosure. These control deficiencies result in a reasonable possibility that a material misstatement would not be detected in a timely manner.

•

Inadequate Control of Hedging Cycle: This material weakness resulted from the absence of an orderly and complete review of hedging entries and required disclosure. These control deficiencies result in a reasonable possibility that a material misstatement would not be detected in a timely manner.

•

Qualified Personnel: We lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process due to the additional reporting requirements required by our lenders resulting from our lack of liquidity and reporting required by the bankruptcy court. This material weakness resulted in material misstatements that were corrected prior to the issuance of the financial statements.

•

Information Technology General Controls: We lacked sufficient segregation of duties relating to our information technology personnel. As a result, unauthorized or unintentional changes to programs or data, leading to material misstatements in our financial statements may not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

Management has reported to the Audit Committee the material weaknesses described above. Other than the material weaknesses discussed in management’s assessment, which arose during the year end reporting period in connection with the preparation of the financial statements contained in this Annual Report on Form 10-K, we are not aware of any changes in our internal controls over financial reporting that occurred that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Horsehead Holding Corp.

Pittsburgh, Pennsylvania

We have audited Horsehead Holding Corp. and subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Horsehead Holding Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and described in management’s assessment:

•

Inadequate Control of Financial Reporting and Close Cycle: The Company did not maintain an effective financial reporting and closing process to prepare financial statement in accordance with GAAP. The Company determined that controls over timely and complete financial statement reviews, effective journal entry controls, and appropriate reconciliation processes were missing or ineffective. Further, the Company was unable to complete quarterly certifications and regulatory filings timely as required by the rules of the Securities and Exchange Commission.

•

Inadequate Control of Treasury Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) lack of proper review and approval of treasury journal entries, and (ii) absence of adequate financial statement review in this area. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s treasury entries was not detected in a timely manner.

•

Inadequate Control of Revenue Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) unrestricted access to add, change or post transactions in ledgers, (ii) lack of proper review and authorization of pricing, (iii) lack of proper review and approval of revenue journal entries, and (iv) absence of adequate financial statement review in this area These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s revenue was not detected in a timely manner.

•

Inadequate Control of Inventory Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) absence of quarterly inventory certifications, (ii) absence of the counts of physical inventories on storeroom inventory items, (iii) lack of proper review of inventory journal entries, and (iv) absence of adequate financial statement review in this area. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s inventory was not detected in a timely manner.

•

Inadequate Control of Fixed Asset Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) absence of quarterly certifications, (ii) lack of approval of capital spending, and (iii) lack of proper review of fixed asset journal entries (iv) absence of adequate financial statement review in this area. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s fixed assets was not detected in a timely manner.

•

Inadequate Control of Accruals Cycle: This material weakness is the result of aggregate deficiencies in the following areas: (i) lack of monthly review in this area, (ii) absence of quarterly certifications, and (iii) lack of proper review of accrual journal entries. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s accruals was not detected in a timely manner.

•

Inadequate Control of Income Tax Cycle: This material weakness is the result of the ineffectiveness of two key controls: (i) absence of an orderly and complete review of tax entries and required disclosures and (ii) absence of a detailed review of the reconciliation of the statutory tax rate to the effective tax rate. These control deficiencies result in a reasonable possibility that a material misstatement of the Company’s income tax cycle was not detected on a timely manner.

•

Inadequate Control of Equity Cycle: This material weakness resulted from the absence of an orderly and complete review of equity entries and required disclosure. These control deficiencies result in a reasonable possibility that a material misstatement was not be detected in a timely manner.

•

Inadequate Control of Hedging Cycle: This material weakness resulted from the absence of an orderly and complete review of hedging entries and required disclosure. These control deficiencies result in a reasonable possibility that a material misstatement was not be detected in a timely manner.

•	Qualified Personnel: The Company lacked a sufficient number of qualified accounting personnel in key financial reporting positions to operate processes and controls over the year end close process.

•

Information Technology General Controls: The Company lacked sufficient segregation of duties relating to its information technology personnel. As a result, unauthorized or unintentional changes to programs or data, leading to material misstatements in the financial statements may not be prevented or detected on a timely basis.

The material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated September 29, 2016 on those financial statements.

In our opinion, Horsehead Corporation did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Horsehead Corporation as of December 31, 2015, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended and our report dated September 29, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Pittsburgh, Pennsylvania

September 29, 2016

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Our current executive officers and members of our Board of Directors, and their respective ages, are as follows:

Name	Age	Position
James M. Hensler	60	Chairman of the Board of Directors, Class I Director, President and Chief Executive Officer
Ryan J. Hutchison	43	Vice President, Controller and Chief Accounting Officer
Gary R. Whitaker	61	Vice President, General Counsel and Secretary
Greg Belland	55	Senior Vice President - Horsehead Corporation
Lee Burkett	59	Vice President - Recycling and Manufacturing Services
James A. Totera	59	Vice President - Sales and Marketing
Ali Alavi	54	Senior Vice President - Corporate and Environmental Affairs
Bruce Morgan	44	Vice President - Human Resources
Mark Tomaszewski	59	President - INMETCO
Joshua Belczyk	38	General Manager - Zochem
John C. Van Roden, Jr.	67	Class II Director
T. Grant John	77	Class III Director
George A. Schreiber, Jr.	68	Class I Director
Jack Shilling	73	Class II Director

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

Ryan J. Hutchison, Vice President, Controller and Chief Accounting Officer, joined us in May 2013 and the Board of directors approved his appointment as Chief Accounting Officer effective September 1, 2016. Prior to joining us, from October 2010 to May 2013, Mr. Hutchison served as the Corporate Controller for the Werner Company. Other prior experience includes time at Harsco Corporation, Bayer and Pricewaterhouse Coopers. Mr. Hutchison received both BS and MS degrees in accounting from Grove City College. Mr. Hutchison is a licensed CPA.

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

Greg Belland, Senior Vice President - Horsehead Corporation, joined us in October 2015. Mr. Belland has nearly thirty years in the zinc industry. Most recently, he was employed by Teck Resources Limited as the General Manager of the Trail operations. During his twenty-five years at Teck, Mr Belland worked in a series of increasingly responsible roles in operating, technical support, and the commercial area before becoming the General Manager. Prior to Teck, Mr. Belland worked at BHP in West Africa as a mill superintendent. Other work experience include time at Noranda and The National Research Council. Mr. Belland has a bachelor’s degree in chemical engineering from the University of New Brunswick and an MBA from the University of Toronto.

Lee Burkett, Vice President- Recycling and Manufacturing Services, joined us in November 2006 with over 27 years of industry experience. During the three years prior to joining us, Mr. Burkett served as General Manager of the Bridgeville Facility of Universal Stainless. Previous positions included General Manager-Finishing Operations of J&L Specialty Steel, Plant Manager of Timet’s Toronto, Ohio facility, Vice President Operations for Caparo Steel and 14 years with Washington Steel with responsibilities in all aspects of the operation including Plant Manager of Finishing. Mr. Burkett received a BS in Mechanical Engineering from The Pennsylvania State University in 1979.

James A. Totera, Vice President-Sales and Marketing, joined us in 1997. Prior to that, he was the Vice President of Sales for Steel Mill Products, where he worked in, among other things, EAF dust recycling and also spent over 15 years working in sales positions, including as General Manager of Sales, at Insul Company. Mr. Totera received a BA in Economics, Administrative Management Science and Psychology from Carnegie Mellon University in 1979.

Ali Alavi, Senior Vice President-Corporate and Environmental Affairs, joined us in 1996. Mr. Alavi previously served as our Vice President-Corporate Administration, General Counsel and Secretary, Director & Counsel of Environment, Health & Safety and Director of Environmental Performance. Prior to joining us, Mr. Alavi worked as Assistant General Counsel of Clean Sites, Inc., Senior Regulatory Analyst of the American Petroleum Institute and Project Manager/Engineer for the U.S. Army Toxic & Hazardous Materials Agency. Mr. Alavi received a BA in Geography/Environmental Studies from the University of Pittsburgh in 1983, an MS in Petroleum Engineering from the University of Pittsburgh School of Engineering in 1985 and a JD from the University of Maryland Law School in 1993.

Bruce Morgan, Vice President-Human Resources, joined us in May 2010. Prior to joining us, from November 2006 to May 2010, Mr. Morgan served as Director of Human Resources-North America for the metals division of Harsco Corporation. Prior to that, Mr. Morgan served as Director of Human Resources for both the Steel and Foundry Divisions of Vesuvius USA, a global refractory manufacturer, where he was employed from March 1997 to November 2006. Among other previous employment, Mr. Morgan served as a human resources associate for the construction and start-up of Gallatin Steel Company, where he was employed from June 1994 to August 1995. Mr. Morgan received a BS degree in Industrial and Labor Relations from Cornell University in 1994.

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

Board of Directors

John C. van Roden, Jr. was appointed to our Board in April 2007. From 2006 to 2007, Mr. van Roden served as Executive Vice President of P.H. Glatfelter Company, an NYSE-listed producer of engineered paper products, and served as Executive Vice President and Chief Financial Officer of P.H. Glatfelter Company from 2003 to 2006. From 1998 to 2003, Mr. van Roden was Senior Vice President and Chief Financial Officer of Conectiv Corp. From 1992 to 1998, Mr. van Roden was Senior Vice President and Chief Financial Officer of Lukens Inc. Mr. van Roden is a director of (i) H.B. Fuller Company, an NYSE-listed global manufacturer and marketer of adhesives and specialty chemical products, and (ii) Airgas, Inc., an NYSE-listed distributor of industrial, medical and specialty gases and welding, safety and related products, where Mr. van Roden also serves as Presiding Director, having served as its Chairman in 2010 and 2011. From June 2005 to November 2007, Mr. van Roden served on the board of directors of Semco Energy, Inc., which was a NYSE-listed, regulated public utility company that was acquired by Cap Rock Holding Corporation in November 2007. Mr. van Roden received a BA in Economics from Denison University in 1971 and an MBA from Drexel University in 1974. Our Board concluded that Mr. van Roden should serve as a director for us primarily due to his experience as a senior executive and chief financial officer at three public companies and his more than 20 years of experience in the metals industry.

T. Grant John was appointed to our Board in May 2007. Since 2003, Dr. John has served as the principal of T.G. John & Associates, Inc., a strategy, search and turnaround consulting firm focused on the primary metals and metalworking industries. From 1999 to 2003, Dr. John was the president and chief executive officer of Special Metals Corporation, a leading international manufacturer of high performance nickel and cobalt alloys. Prior to 1999 and beginning in 1966, Dr. John served in various executive and management roles for companies in the metals industry. Dr. John earned BASc. and PhD. degrees in metallurgical engineering at the University of British Columbia. Our Board concluded that Dr. John should serve as a director for us primarily due to his more than 20 years of senior executive experience with other metals companies and his experience as a member of the board of directors for two other public companies.

George A. Schreiber, Jr. joined us as a director in November 2012. He formerly served as a director for two publicly-traded companies, Semco Energy, Inc. and Energy Conversion Devices, and served on the Board of one privately-held company, Continental Energy Systems LLC. He served as President and Chief Executive Officer of Continental Energy Systems LLC from 2007 to 2014. Continental Energy Systems LLC was a leading utility holding company which owned a gas distribution business with over 500,000 customers in New Mexico. From 2004 to 2007, Mr. Schreiber served as President and Chief Executive Officer of Semco Energy, Inc., an NYSE publicly-traded natural gas distribution company serving markets in Michigan and Alaska. Prior to that, from 1999 to 2004, he served as Chairman of the Global Energy Group of Credit Suisse. Mr. Schreiber earned an MBA in 1971 and a BS in 1970, both from Arizona State University. Our Board concluded that Mr. Schreiber should serve as a director primarily due to his more than 30 years of experience in the area of finance and his experience as a Chief Executive Officer and as a director with the aforementioned large corporations.

Jack Shilling was appointed to our Board in September 2007. From July 2001 through April 2007, Dr. Shilling served as an Executive Vice President and Chief Technology Officer of ATI, an NYSE-listed producer of specialty metals, where his responsibilities included working closely with several individual ATI businesses on strategic growth opportunities. Prior to such positions with ATI, beginning in 1973, Dr. Shilling worked for a subsidiary of ATI, Allegheny Ludlum Corporation, of which he became president in 1998 after holding positions of increasing responsibility in technical and operations management. He then became president of the high performance metals segment of ATI in 2000. Dr. Shilling has served also as the chairman of the Specialty Steel Industry of North America, a trade association representing the producers of stainless steel and other specialty metals in North America. Dr. Shilling received a BA in Physics from Franklin & Marshall College in 1965, an MS in Physics from Cornell University in 1967 and a PhD in Metallurgical Engineering from the University of Pittsburgh in 1975. Our Board concluded that Dr. Shilling should serve as a director for us primarily due to his leadership experience as president of the two subsidiaries of ATI, as described above, as well as the fact that ATI is itself a significant public company in the metals industry.

Board of Directors Composition

Our Board consists of five members. Our Certificate of Incorporation provides for a classified board of directors consisting of three classes of directors, with directors in each class serving staggered three-year terms. As a result, stockholders elect a portion of our Board each year. The Class I directors’ terms were to expire at the annual meeting of stockholders to be held in 2016 (which was not held). The Class II directors’ terms would expire at the annual meeting of stockholders to be held in 2017, and the current Class III director’s term would expire at the annual meeting of stockholders to be held in 2018. The Class I directors are Mr. Hensler and Mr. Schreiber, the Class II directors are Mr. van Roden and Dr. Shilling and the Class III director is Dr. John.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that executive officers, directors and greater than 10% owners file reports of ownership and changes of ownership of common stock with the SEC. Based on a review of the ownership reports filed with the SEC during fiscal 2015, we believe that all Section 16(a) filing requirements were met during the year.

Board Leadership Structure and Role in Risk Oversight

The leadership of our Board includes a Chairman of the Board, which position is currently held by our Chief Executive Officer, Mr. Hensler, and a lead independent director, a position currently held by Dr. Shilling. We believe that combining the roles of Chairman of the Board and Chief Executive Officer has benefited and continues to benefit our Company and that the benefits of this leadership structure operate in two reciprocal directions. Our Board benefits from having at the Chairman of the Board level direct knowledge of the operations of, and opportunities and challenges facing, our business on a regular and company-wide basis; and our Company’s operations and management benefit from the synergy and clarity of leadership and direction that results from having the Chief Executive Officer integrally involved in the leadership of our Board. We believe further that the size of our Board is appropriate relative to the size of our Company and that given the size of our Board and our Company, our Board is able to act in an efficient manner by combining the roles of Chairman of the Board and Chief Executive Officer.

We believe that this board leadership structure is complemented and further enhanced by our lead independent director, Dr. Shilling. As lead independent director, Dr. Shilling is and has been able to spend additional time with management outside the time and logistical limits of formal Board meetings to thoroughly probe and ask more detailed and technical questions regarding the operations, finances and other aspects of our business. In this regard, Dr. Shilling acts as an active liaison and point of contact between management and the other independent members of our Board, who are able to funnel questions and follow-up responses through Dr. Shilling and to rely on him to seek well-deliberated answers between formal Board meetings. This permits additional follow-up from and fully-developed exchanges with management that are difficult to replicate fully in the context and constraints of formal board meetings. This in turn helps management prepare and present to our Board relevant, accurate and thoroughly vetted data and reports, which further enables our Board to efficiently receive the information it needs to oversee our Company and to make decisions.

Our Board leadership structure is an important component of the integral role our Board plays in overseeing our risk management process. For example, Dr. Shilling’s role as lead independent director, described above, assists the Board in seeking answers to questions and concerns that the Board may have regarding our risk management processes and helps ensure that such answers are thoroughly explored and discussed with management. Specific risk management matters that our Board considers and reviews include: potential operational issues at our facilities; periodic renewals of insurance policies; entry into zinc put options and other hedging practices, the amounts for which are authorized at the Board level; regular reviews of our credit, liquidity and other operational needs and resources; and analysis of our leadership structure.

Board Membership and Director Independence

Certain NASDAQ Stock Market Rules require that a majority of the members of the Board be “independent directors” and that the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee of the Board each comprise only “independent directors,” in each case as defined under the NASDAQ Marketplace Rules.

Based upon the information submitted by each of our directors, and following the recommendation of the Nominating and Corporate Governance Committee, the Board has determined that each of our directors, except Mr. Hensler, our President and Chief Executive Officer, has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each, except Mr. Hensler, is an “independent director” as defined in NASDAQ Marketplace Rule 4200(a)(15) and Rule 10A-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In determining the independence of our directors, the Board has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the SEC and the rules of NASDAQ.

The Company requires the non-management directors to meet in executive sessions on a periodic basis without management. Our lead independent director leads these meetings. In 2015, our non-management directors held four executive sessions.

The Board held ten meetings during 2015. Directors are expected to attend Board meetings and meetings of committees on which they serve and to spend time as needed and meet as frequently as necessary to properly discharge their responsibilities.

All directors and director nominees are encouraged to attend the Annual Meeting of the stockholders. All of our directors attended our 2015 Annual Meeting of stockholders in person. No Annual Meeting was held in 2016.

Committees of the Board of Directors

The composition, duties and responsibilities of the committees of our Board are set forth below. Our Board adopted a written charter for each of its committees, each of which is available on the Investor Relations page of our website at www.horsehead.net. Committee members will hold office for a term of one year. In the future, our Board may establish other committees, as it deems appropriate, to assist with its responsibilities.

Audit Committee. The Audit Committee is responsible for (1) selecting the independent auditors, (2) approving the overall scope of the audit, (3) assisting the Board in monitoring the integrity of our financial statements, the independent auditors’ qualifications and independence, the performance of the independent auditors and our internal audit function and our compliance with legal and regulatory requirements, (4) annually reviewing an independent auditors’ report describing the auditing firms’ internal quality-control procedures and any material issues raised by the most recent internal quality-control review, or peer review, of the auditing firm, (5) discussing the annual audited financial and quarterly statements with management and the independent auditor, (6) discussing earnings press releases, as well as financial information and earnings guidance provided to analysts and rating agencies from time to time, (7) discussing policies with respect to risk assessment and risk management, (8) meeting separately, periodically, with management, internal auditors and the independent auditor, (9) reviewing with the independent auditor any audit problems or difficulties and management’s response, (10) setting clear hiring policies for employees or former employees of the independent auditors, (11) handling such other matters that are specifically delegated to the Audit Committee by the Board from time to time, (12) reviewing related party transactions, and (13) reporting regularly to the full Board.

Our Audit Committee consists of Mr. van Roden, as chairman, and Messrs. Schreiber, John and Shilling. Our Board has determined that each of these members is an independent director according to the rules and regulations of the SEC and the NASDAQ Stock Market and that each of Mr. van Roden and Mr. Schreiber qualifies as an “audit committee financial expert” as such term is defined in Item 407(d) of Regulation S-K under the Securities Act of 1933, as amended. During 2015, our Audit Committee held five meetings.

Compensation Committee. The Compensation Committee is responsible for (1) reviewing key employee compensation policies, plans and programs, (2) reviewing and approving the compensation of our executive officers, (3) reviewing and approving employment contracts and other similar arrangements between us and our executive officers, (4) reviewing and consulting with our Chief Executive Officer on the selection of officers and evaluation of executive performance and other related matters, (5) administering our stock plans and other incentive compensation plans, (6) reviewing and recommending to the Board for approval the frequency of the say-on-pay vote, (7) retaining a compensation consultant and conducting the relevant independence analysis, and (8) such other matters that are specifically delegated to the Compensation Committee by the Board from time to time.

Our Compensation Committee consists of Dr. John, as chairman, and Messrs. Schreiber, van Roden and Shilling, each of whom satisfies the independence requirements of the NASDAQ Stock Market Rules. During 2015, our Compensation Committee held five meetings.

Nominating and Corporate Governance Committee. Our Nominating and Corporate Governance Committee’s purpose is to assist our Board by identifying individuals qualified to become members of our Board consistent with criteria set by our Board and to develop our corporate governance principles. This committee’s responsibilities include: (1) evaluating the composition, size and governance of our Board and its committees and making recommendations regarding future planning and the appointment of directors to our committees, (2) establishing a policy for considering stockholder nominees for election to our Board, (3) evaluating and recommending candidates for election to our Board, (4) overseeing the performance and self-evaluation process of our Board and developing continuing education programs for our directors, (5) reviewing our corporate governance principles and providing recommendations to the Board regarding possible changes, (6) reviewing and monitoring compliance with our code of ethics and our insider trading policy, and (7) overseeing our risk management process.

Our Nominating and Corporate Governance Committee consists of Mr. Schreiber, as chairman and Messrs. van Roden, John and Shilling, each of whom satisfies the independence requirements of the NASDAQ Stock Market Rules. During 2015, our Nominating and Corporate Governance Committee held three meetings.

The Nominating and Corporate Governance Committee seeks a diverse group of director candidates who possess the background, skills and expertise to make a significant contribution to the Board, to the Company and our stockholders. Desired qualities to be considered include: high-level leadership experience and significant accomplishment in business or administrative activities; breadth of knowledge about issues affecting the Company; proven ability and willingness to contribute special competencies to Board activities; personal integrity; loyalty to the Company and concern for its success and welfare; willingness to apply sound and independent business judgment; awareness of a director’s vital role in assuring the Company’s good corporate citizenship and corporate image; no present conflicts of interest; availability for meetings and consultation on Company matters; enthusiasm about the prospect of serving; willingness to assume broad fiduciary responsibility; and willingness to become a Company stockholder.

In evaluating candidates for election to our Board, the Nominating and Corporate Governance Committee and our Board seek the most qualified individuals based on the criteria and desired qualities described above and consider diversity. We believe a diversity of professional backgrounds enhances our Board’s performance of its leadership and oversight functions in that directors with a variety of professional experience and expertise will be able to view all of the different elements and aspects of our business from different critical viewpoints and ask questions and make proposals and decisions from a broader range of professional views. Such diversity enables a broader critical review of more aspects of our business which we believe enhances, among other things, the Board’s oversight of our risk management processes.

The Nominating and Corporate Governance Committee will consider all nominees for election as directors of the Company, including all nominees recommended by stockholders, in accordance with the mandate contained in its charter. The Company has not paid a fee to any third party to identify or assist in identifying or evaluating potential nominees. In evaluating candidates, the Nominating and Corporate Governance Committee reviews all candidates in the same manner, regardless of the source of the recommendation.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. The text of our Code of Ethics is posted on our website: www.horsehead.net click on “Investor Relations”, then click on “Corp. Governance” and then click on “Code of Ethics for Senior Management.” We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Ethics on the website within four business days following the date of such amendment or waiver. Stockholders may request a free copy of the Code of Ethics from: Horsehead Holding Corp., Attention: Secretary, 4955 Steubenville Pike, Suite 405, Pittsburgh, Pennsylvania 15205.

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview

The Compensation Committee of our Board (the “Committee”) is responsible for directing our executive compensation philosophy, policies, plans and programs and for determining the compensation elements and amounts paid to our named executive officers. At least annually, the Committee reviews our compensation elements and amounts for our named executive officers. Our current executive officers, Messrs. Hensler, Scherich and Whitaker, are responsible for matters of company policy and are our “named executive officers” or “NEOs”. Effective August 31, 2016, Mr. Scherich resigned from his position as Chief Financial Officer of the Company.

Executive Summary

Key compensation actions in 2015 included:

•	No increases were made to the base salaries of our NEOs.

•

Performance in the measures included in our annual Management Incentive Plan (“MIP”) related to Horsehead Corporation and Zochem were not met, and no compensation was awarded for those two portions of the MIP. INMETCO achieved distinguished level of achievement. Per bankruptcy regulations the “Insiders”, including our NEO’s, did not receive their earned MIP payments for 2015.

•	A mix of both performance and time based RSU’s were issued in 2015, consistent with prior years.

•	In the spring of 2015 the non-binding advisory vote on executive compensation was overwhelmingly approved by the Company’s stockholders at the 2015 Annual Meeting of Stockholders.

Compensation Policies and Practices

The primary objectives of our executive compensation programs are to:

•	attract, motivate and retain the best possible executive talent, capable of producing optimal performance results for our Company, consistent with our goal of creating value for our stockholders;

•	achieve accountability for performance by linking annual cash and long-term incentive awards to achievement of measurable performance objectives where it is feasible; and

•	align executives’ incentives with value creation for our stockholders.

The foremost objective of our compensation program is to align the interests of our executive officers with the interests of our stockholders in seeing increases in the value of our Company. To that end, a substantial portion of our executive officers’ total compensation is tied to the achievement of performance measures important to our business and to the price of our stock. We believe this focuses the efforts of our executive officers on managing the aspects of our business that are key to our success and aligns the interests of our executive officers more broadly with those of our stockholders.

Our executive compensation consists primarily of the following components:

•	base salary;

•	annual cash bonus incentives;

•	long-term incentive awards;

•	post-termination benefits, including severance and retirement benefits; and

•	certain additional executive benefits and perquisites.

The Committee believes that our executive compensation package should be structured to place our named executive officers between the 50th and 75th percentiles of our peer group, depending on good to excellent performance. The fixed portion of the total (base salary) is targeted at the 50th percentile (i.e., the median) of the pay market. Because our incentives are variable based on Company and stock performance, the actual compensation earned by our NEOs may fall below, around, or above the target median based on our success in achieving strategic goals and increasing the value of our company.

By providing performance-based RSUs that vest over multiple years, as well as time-vesting RSU awards, the Committee can provide incentives to our named executive officers to set long-term value-creating goals and to continue to work to achieve those goals. Because a very significant portion of the compensation package is contingent on performance and largely structured as equity awards, and because we believe achievement of the performance objectives will enhance stockholder value, we feel that our compensation philosophy properly aligns management’s incentives with the interests of our stockholders.

Role of Consultants and Management

The Committee relies on the services of Willis Towers Watson (“Consultant”) in its oversight of executive compensation. SEC regulations specify six factors that compensation committees must consider in selecting and monitoring the independence of their compensation advisors. The Committee has considered these factors in determining that Willis Towers Watson provides its independent consulting advice.

In the course of 2015, the Consultant advised the Board and the Committee on the compensation of our named executive officers based on the compensation philosophy of the Company, market practices, and technical constraints, including:

•	reviewing trends and regulatory developments;

•

benchmarking target total direct compensation (e.g., base salary, annual incentive, and long-term incentive), derived from the peer group and published survey analysis for companies similar in size to our Company;

•	evaluating pay outcomes in light of performance results

•	calibrating the Company’s long-term performance-based incentive design for the Company’s future and ongoing use;

•	benchmarking nonemployee director compensation; and

•	assisting with proxy statement disclosure.

The Committee considers the compensation competitiveness information described above and determines base salary and other compensation package parameters, such as annual incentive and long-term incentive opportunities, for our Chief Executive Officer, subject to final approval by our Board. Our Chief Executive Officer makes compensation recommendations to the Committee for each of the other named executive officers based on:

•	his assessment of each executive’s performance;

•	the benchmarking information described above; and

•	the overall philosophy of the Company’s executive compensation program.

The Committee discusses these recommendations with our Chief Executive Officer and makes final recommendations to the Board, which the Board considers and, if appropriate, approves.

Benchmarking Approach

We consider multiple sources of compensation data to inform our decision-making: proxy disclosures of a select group of comparable companies (“peers”) and published and proprietary compensation surveys.

Objectives for the composition of the peer group are to include companies having business models and Global Industry Classification Standard codes similar to ours and to ensure that the peer group represents a range of revenues comparable to ours. The peer group currently consists of: Calgon Carbon Corporation, Globe Specialty Metals Inc., Handy & Harman Ltd., Haynes International Inc., Hecla Mining Co., Innophos Holdings, Inc., Materion Corporation, Metalico Inc., Quaker Chemical Corp., Quanex Building Products Corp., Stillwater Mining Company, Universal Stainless & Alloy Products Inc., US Ecology, Inc., and Westmoreland Coal Co.

We supplemented the peer group analysis with an evaluation of competitive compensation using published and proprietary surveys of total compensation practices. The surveyed companies were generally in the manufacturing or metals industries with revenues of less than $1 billion. Within those surveys, the positions of our management team were matched to positions in the published survey data based on job responsibilities and a revenue scope comparable to ours.

The Committee reviews the peer and survey analysis annually in conjunction with its review of the Chief Executive Officer’s pay recommendations and as it formulates recommendations for the Chief Executive Officer’s pay.

Elements of Compensation

Many of the elements of compensation are set forth in the employment agreements we entered into with each Messrs. Hensler and Scherich, in connection with the completion of the private placement of approximately 16 million shares of our common stock in November 2006, which agreements were negotiated by affiliates of Sun Capital Partners, Inc., who then held a majority of our capital stock and controlled our Board. These employment agreements were due to expire during 2011, and in January 2011 we renewed these agreements for three-year terms, with automatic one-year renewals thereafter unless otherwise terminated. The employment agreements are discussed throughout this Compensation Discussion and Analysis.

Base Salary

The Committee targets the 50th percentile of our pay market as a target for base salaries for our named executive officers, with some accommodation of each individual’s experience, skills, knowledge, responsibilities, and performance. Typically, when establishing the base salaries of the named executive officers, the Committee considers other factors, including the ability to replace the individual, market data on similar positions with competitive companies, the desired range of our overall compensation for our various management team members and our desired balance of cash and long-term incentive compensation. Business conditions and forecasts are also considered when determining if base salary adjustments should be made.

The annual base salaries for the NEOs in 2015 were not increased and the annual base salaries for 2016 have not been increased. Annual base salaries are $600,000 for Mr. Hensler, $293,550 for Mr. Scherich and $225,000 for Mr. Whitaker. Effective August 1, 2016, however, Mr. Whitaker’s base salary increased to $235,000.

Annual Cash Bonus Incentives

The primary purpose of our annual incentive plan is to reward executive officers for achieving company and operating unit performance goals. Company-wide performance measures are important factors in our annual incentives. We establish quantifiable financial goals, but because we operate in a commodity business where the price of the commodity is largely out of management’s control, we administer the annual incentive to account for volatile commodity prices. More specifically, when we set an earnings goal, it is based on the forecasted annual commodity price. We also establish corresponding goals assuming the prices of zinc and nickel rise or fall as compared to the forecasted price. At year-end we compare our results with the goal that corresponds with the average commodity price over the year. We also reward individual accomplishments compared to pre-set goals.

Target awards are established initially as a percentage of each executive officer’s base salary for the fiscal year and are based primarily on the achievement of financial targets, such as consolidated and/or operating unit budgeted levels of net income. Our targets move along with changes in the market prices of zinc and nickel, which are outside the control of our management team. The Committee also considers individual and/or operational targets, such as safety and production performance. Each annual cash bonus is generally paid in a single installment in the first quarter following the completion of a given fiscal year once the annual audit report is issued or, if earlier, following the Board’s determination of the degree to which our incentive plan goals for the fiscal year have been met.

Each year, the Committee approves the management incentive plan (the “MIP”) for our named executive officers, which is authorized under the ICP. The table below identifies target awards for the NEOs under the 2015 MIP.

NEO	Target as % of salary	Target $

James M. Hensler	100%	$600,000
Robert D. Scherich	50%	$146,775
Gary R. Whitaker	30%	$67,500

For 2015, the Board based the MIP targets upon Horsehead Corporation Adjusted EBITDA, and the net income of the Company’s INMETCO and Zochem subsidiaries. Under the MIP approved by the Committee for 2015, for James Hensler, 50% of the annual incentive was based on the Adjusted EBITDA of Horsehead Corporation, 15% was based on the net income of INMETCO and 15% on the net income of Zochem. For Robert Scherich and Gary Whitaker the weighting was the same in each of the same three categories as those established for the Chief Executive Officer. The Adjusted EBITDA goal of Horsehead Corporation and the net income target for INMETCO were established with sensitivities to adjust the goal based upon the actual average price of zinc and the actual average price of nickel for the year, respectively. No sensitivities based on zinc prices were deemed appropriate to adjust the Zochem target.

The remaining 20% of the annual cash bonus amount for each executive depends on the achievement of operational performance measures identified by our Board for each executive. For Mr. Hensler in 2015, these were based on improving certain employee safety metrics of the Company, completing corporate wide hazard reduction projects, and completion of a targeted number of safety audits. For Mr. Scherich these were based on developing certain credit facilities by a certain date, implementing cost reduction initiatives, efficiency in financial reporting, and implementing a capital request system. For Mr. Whitaker these were based on a review and optimization of contracts with contractors and on implementation of a computer based document management system.

Targets for Horsehead Corporation Adjusted EBITDA and Zochem net income were not achieved in 2015. Consequently, no payout was made under the 2015 MIP for those portions of the plan. In 2015, INMETCO achieved 200% of target net income at the average nickel price of $5.36 per pound. Mr. Hensler achieved 161% of the individual performance portion of his Target Bonus. Mr. Scherich and Mr. Whitaker achieved 175% and 200%, respectively, of their individual performance portions of the Target Bonus. As a result of this performance, Mr. Hensler earned an annual cash bonus of $372,633, Mr. Scherich an annual cash bonus of $95,404, and Mr. Whitaker an annual cash bonus of $47,250 under the 2015 MIP.

The Company filed for Chapter 11 bankruptcy in February 2016, prior to an MIP payment for the 2015 calendar year. By law, pursuant to the bankruptcy, as Messrs. Hensler, Scherich and Whitaker are insiders; they were not paid this earned payment. They have the right to file proofs of claim on account of such payments.

The Company did not implement an MIP program for 2016.

Long-Term Incentive Awards

Beginning in 2013 the Committee allocated a portion of LTI awards in the form of performance-vesting RSUs. These performance-based RSUs were to vest at varying levels depending on the Total Stockholder Return on the Corporation’s common stock compared to those of companies in its peer group for such purposes. The threshold levels for these performance-based RSUs were not met and accordingly all of the performance-vesting RSUs granted in 2013 expired in 2015 without vesting. The remaining portion of the 2013 LTI awards are time-based and vest ratably on the third, fourth and fifth anniversaries of the grant.

In January 2015, the Committee again granted a blend of time and performance-vesting RSUs to our named executive officers. The performance-based portion of the grant generally equals 50% of the total award, with the remaining 50% being time-based awards that vest ratably on the third, fourth and fifth anniversaries of the grant. The performance goals are based on the performance of the Company’s total stockholder return over a three-year period (from 2015 to 2017), compared to that of a group of global metals companies. The 2015 performance RSUs vest at the end of such period as follows:

Performance Level*	Goal	Payout as % of Target*

Maximum	75th percentile (and above)	200%
Target	50th percentile	100%
Threshold	25th percentile	50%
Below Threshold	<25th percentile	0%

*	Results between performance levels use linear interpolation.

The global metals companies that constitute the total stockholder return comparison group are:

Ticker	Exchange	Company
HBM	NYSE	HudBay Minerals, Inc.
NYR	Brussels	Nyrstar NV
MTRN	NYSE	Materion Corporation
NX	NYSE	Quanex Building Products Corporation
VALE	NYSE	Vale SA
FCX	NYSE	Freeport-McMoRan Copper & Gold Inc.
TCK	NYSE	Teck Resources Limited
HL	NYSE	Hecla Mining Co.
GLEN	London	Glencore plc
HAYN	NASDAQ	Haynes International Inc.

In determining the number of RSUs to be granted to an executive, we take into account the individual’s position, scope of responsibility, ability to affect profits and stockholder value, the individual’s historic and recent performance and the value of equity awards in relation to other elements of the individual executive’s total compensation. Awards for 2015 were based on a market analysis performed by our Consultant, which reviewed the total compensation provided to executive officers of our peer group. We awarded RSUs in amounts that, depending on other factors, such as our stock price, could permit our executives to approach the top quartile of total compensation as provided by the peer group to their executive officers.

We determined the size of the January 2, 2015 RSU grants during our December 2014 Committee meeting, using the average stock price for the month of November 2014, which was $15.70. By the actual grant date (1/2/15) the stock price climbed to $15.83. As a result, the RSU award values for Messrs. Hensler, Scherich and Whitaker were approximately 1% higher than when the awards were sized in December, 2014. The values in the Summary Compensation Table reflect this price increase, as well as the impact of valuing the performance RSU awards using a Monte Carlo simulation model, which increased the accounting expense for the award above the stock price ($21.92).

In January 2016, the Committee again granted time and performance-vesting RSUs to our named executive officers. The performance-based portion of the grant generally equals 50% of the total award, with the remaining 50% being time-based awards, as described above for the 2015 grants. The performance goals are based on the performance of the Company’s total stockholder return over a three-year period (to 2016 from 2018), compared to that of a group of global metals companies, substantially the same as for the performance-vesting RSUs granted in January of 2015. The time based portion will vest in thirds over a three year period.

It is expected that all unvested RSU’s will be lost as part of the bankruptcy.

Post-Termination Benefits

We provide post-termination benefits to our named executive officers in the form of a 401(k) plan, severance payments, and change-of-control arrangements.

Retirement Benefits. We sponsor a tax-qualified employee savings and retirement plan, or 401(k) plan, that covers most employees who satisfy certain eligibility requirements relating to minimum age and length of service. Under the 401(k) plan, eligible employees may elect to contribute, with no minimum, up to the maximum allowed by the Internal Revenue Code. In 2008, we began (i) providing each salaried employee a non-elective contribution equal to 3% of the employee’s eligible compensation and (ii) offering a matching contribution equal to 50% of the portion of the employee’s elective contribution that is equal to up to 4% of his or her eligible compensation, in each case subject to limits under applicable tax laws.

Severance Payments. We provide severance benefits to our named executive officers to afford them financial protection in the event of certain terminations of their employment and also to secure their cooperation following such a separation. The employment agreements of Messrs. Hensler and Scherich provide that if the executive’s employment is terminated by us without cause, or in the case of Mr. Hensler, he resigns for good reason, the executive is entitled to continue to receive his base salary for a severance period following termination and an amount equal to the average amount paid to the executive as a cash bonus under the MIP in the three years preceding termination. The severance periods for Messrs. Hensler and Scherich are two years and eighteen months, respectively. Each employment agreement provides that the executive will receive severance payments through the severance period as long as certain conditions are met, including that the executive sign a general release of Horsehead from any claims and that the executive has not breached any of the terms or provisions of the non-competition and non-solicitation provisions of his employment agreement. The non-competition period set forth in the employment agreements are through the later of the end of any severance period and twelve months following termination of employment. The non-solicitation period in the employment agreements is 24 months.

The employment agreements define “cause” as: (i) a breach of the employee’s obligations under the agreement; (ii) any felony or crime involving moral turpitude by the employee which our Board determines would have an adverse effect on (a) our reputation or relationships with suppliers, customers, employees or others, (b) the employee’s ability to effectively perform his duties or (c) our business, operations or financial condition; (iii) fraud or embezzlement; (iv) failure to comply with the directives and policies of our Board; (v) gross negligence or recklessness by the employee in the conduct of our business; (vi) material abandonment of duties or (vii) willful action to harm us. Mr. Hensler’s employment agreement defines “good reason” as a substantial diminution in Mr. Hensler’s responsibilities to us.

In 2015 we entered into a Severance Agreement with Mr. Whitaker, specifically related to the event of his termination of employment or material adverse changes with respect thereto following a Change in Control of the Company. The Agreement states that following the occurrence of a Change in Control where Mr. Whitaker’s employment is terminated other than for Cause, or a termination due to the executives death or disability, or by the executive for Good Reason; then Mr. Whitaker shall be paid in cash a lump sum amount equal to eighteen months gross pay.

Change-of-Control Arrangements. The RSU award agreements we entered into with Messrs. Hensler and Scherich in January 2011 and January 2012, and with Mr. Whitaker in January 2012, in connection with their time-vesting RSU grants under our 2006 Long-Term Equity Incentive Plan included provisions pursuant to which the time-vesting RSUs would become fully vested six months after a change in control provided that the executive was still employed by us at such time, or, if such employment was terminated earlier than before such six month’s date, the date of such executive’s termination (if not for death, disability or cause) following consummation of the applicable change of control. The RSU award agreements we entered into with Messrs. Hensler, Scherich and Mr. Whitaker in January 2013, January 2014, January 2015, and in January 2016, in connection with their performance-based and time-vesting RSU grants under our 2012 Incentive Compensation Plan provided that, in the event of a change in control of the Company, vesting is accelerated only upon the individual’s termination without cause, death, disability or for good reason. Performance-vesting RSUs would be forfeited if the change in control occurs within the first year following the grant, and if a change in control happens after the first year but before the scheduled performance period ends, then performance would be determined as of the date of the change in control and they would continue to vest over the originally scheduled vesting period, or be payable in connection with the individual’s termination without cause, or for good reason.

Executive Benefits and Perquisites

We only provide perquisites that are, in the Committee’s view, directly related to the executive’s duties. The only material perquisite that we provide any of our named executive officers is payment of the annual dues for Mr. Hensler at one private social club, based on the belief that the use of such facilities in the course of his employment is in our interest and will further our business purposes. We do not otherwise maintain retirement, pension or deferred compensation programs for executives other than participation in our 401(k) plan as described above. Mr. Hensler and Mr. Scherich are entitled, pursuant to their employment agreements, to receive employee benefits consistent with those received by other employees of the Company. Consistent with our compensation philosophy, we intend to continue to maintain our current benefits for our named executive officers, including health, dental, disability, paid vacation and participation in our 401(k) plan. The Board in its discretion may revise, amend or add to the officer’s executive benefits if it deems it advisable. We believe these benefits are generally equivalent to benefits provided by comparable companies. We have no current plans to change either the employment agreements (except as required by law or as required to clarify the benefits to which our executive officers are entitled as set forth herein) or levels of benefits provided thereunder.

Stock Ownership Guidelines

Our Board has adopted guidelines for ownership of shares of common stock by directors and executive officers. Compliance with the guidelines is voluntary in that there is no formal enforcement mechanism, but all persons subject to the guidelines are expected to comply.

Our guidelines provide that directors are to own stock with a value of three times their annual retainer, the Chief Executive Officer is to own stock with a value of five times his annual base salary, and the Chief Financial Officer and the Vice President, General Counsel are to own shares with a value of two times their respective annual base salaries. Stock that counts toward satisfaction of the guidelines include: shares of common stock owned and retained outright by the director or executive officer and restricted stock units (including all unvested time-based units). Unexercised stock options and unvested performance-based RSUs do not count toward ownership guidelines. These guidelines are to be achieved within five years of election as a director or appointment as an executive officer.

All of our directors and executive officers were in compliance with our stock ownership guidelines prior to the fall of our stock and subsequent bankruptcy.

Pay and Risk Considerations

Our executive compensation program is designed to offer fair, market-based compensation that promotes the long-term interests of our stockholders without promoting undue risk-taking. Elements of our executive compensation arrangements that support our desired pay culture are identified below.

•	The majority of our NEOs’ compensation is variable, based on Company performance, business unit performance (as applicable), individual performance, and stock price performance.

•	We establish the mix of fixed versus variable upon consideration of market practices so that incentives play a meaningful, but not extraordinary, role in the overall compensation package.

•

Our incentives are not all-or-nothing, rather we set a range around our target goal such that performance that approaches but falls short of target earns a below-target award while performance above target earns an above-target award.

•	We limit the impact that certain uncontrollable factors have on our performance results under the annual incentive plan (e.g., by adjusting for the expense or windfall from changing metal prices).

•	Rewards are capped under our annual incentive plan as well as our performance-based RSUs to ensure that no windfalls occur when unforeseen circumstances play out.

•

Our long-term incentives include a prominent role for stock units that vest over three to five years; this vesting provision helps provide a retention counterbalance to the variable pay under the annual incentive as well as the performance-based RSUs.

•	By subjecting our executives and directors to stock ownership guidelines, we are aligning their long-term interests with those of the stockholders.

Tax Considerations

Section 162(m) of the Internal Revenue Code generally limits the deductibility of compensation paid to a company’s named executive officers to $1 million during any fiscal year. There are exemptions to this rule, such as if such compensation is “performance-based” under Section 162(m). Our 2012 Incentive Compensation Plan was drafted to enable us to structure compensation that is performance-based under the Code. In determining how to compensate our NEO’s we consider whether a particular form of compensation will be deductible under Section 162(m) of the Code.

Our compensation program is intended to maximize the deductibility of the compensation paid to our named executive officers to the extent that we determine it is in our best interests. As a practical matter, we may opt to qualify some elements of compensation as performance-based, such as our 2015 performance-vesting RSUs but not others, such as our time-based RSUs.

Compensation Committee Interlocks and Insider Participation

No member of the Committee is an officer or employee of us, and no member has been an officer or employee of us at any prior time. There are no interlocking relationships between any of our executive officers and the Committee, on the one hand, and the executive officers and compensation committee of any other companies, on the other hand.

COMPENSATION COMMITTEE REPORT

The Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K under the Securities Act with management and, based on such review and discussions, the Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Compensation Committee:

T. Grant John

George A. Schreiber, Jr.

John C. van Roden, Jr.

Jack Shilling

Summary Compensation Table

The following table summarizes the total compensation earned in 2015, 2014, and 2013 by our named executive officers.

Name and Principal Position	Year	Salary	Bonus	Restricted Stock Unit Awards(1)	Option Awards	Non-Equity Incentive Plan Compensation(2)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total
James M. Hensler	2015	$600,000	$—	$781,463	$—	$—	$—	$33,946	$1,415,409
President and Chief	2014	$600,000	$—	$1,094,875	$—	$284,526	$—	$31,989	$2,011,390
Executive Officer	2013	$570,000	$—	$1,146,313	$—	$354,343	$—	$35,724	$2,106,380

Robert D. Scherich	2015	$293,550	$—	$261,494	$—	$—	$—	$29,378	$584,422
Vice President and	2014	$293,550	$—	$366,368	$—	$89,207	$—	$27,551	$776,676
Chief Financial Officer	2013	$285,000	$—	$383,563	$—	$117,557	$—	$31,484	$817,604

Gary R. Whitaker	2015	$225,000	$—	$261,494	$—	$—	$—	$27,186	$513,680
Vice President, General	2014	$225,000	$—	$366,368	$—	$55,322	$—	$25,584	$672,274
Counsel and Secretary	2013	$200,000	$—	$383,563	$—	$46,624	$—	$28,290	$658,477

(1)

Represents the grant date fair value of awards computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718. The column includes performance awards that are reported at the target number of shares.

(2)

Represents annual cash bonus incentive awards paid to each named executive officer pursuant to the MIP. See “Compensation Discussion and Analysis — Elements of Compensation — Annual Cash Bonus Incentives.” For 2015 Messrs. Hensler, Scherich and Whitaker, as insiders, were not allowed to be paid their earned cash bonus due to bankruptcy law. Instead they may file proofs of claim on earned awards. The amounts earned were $372,633 for Mr. Hensler, $95,404 for Mr. Scherich and $47,250 for Mr. Whitaker.

(3)	The amounts shown in this column include $4,568 in 2015, $4,438 in 2014, and $4,240 in 2013, for the annual dues for Mr. Hensler’s private social club membership and the following:

	Year	Company Contributions Under 401(k) Savings Plan	Life Insurance Premiums	Health Care
James M. Hensler	2015	$13,250	$1,920	$14,208
	2014	$13,000	$2,170	$12,381
	2013	$12,750	$2,220	$16,514
Robert D. Scherich	2015	$13,250	$1,920	$14,208
	2014	$13,000	$2,170	$12,381
	2013	$12,750	$2,220	$16,182
Gary R. Whitaker	2015	$11,250	$1,728	$14,208
	2014	$11,250	$1,953	$12,381
	2013	$10,000	$1,776	$16,514

Grants of Plan-Based Awards

The table below sets forth our threshold, target and maximum payouts under our MIP for 2015. Additionally, during 2015, we granted RSUs to our named executive officers under our 2012 Equity Incentive Plan, as set forth below.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of	All Other Option Awards: Number of Securities	Exercise or Base Price of Option	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Stock or Units(#)(2)	Underlying Options(#)	Awards ($/sh)	Awards ($)(3)(4)
James M. Hensler	December 11, 2014	$300,000	$600,000	$1,200,000	—	—	—	—	—	$—	$—
	January 2, 2015	$—	$—	$—	10,350	20,701	41,401	20,701	—	$—	$781,463
Robert D. Scherich	December 11, 2014	$73,388	$146,775	$293,550	—	—	—	—	—	$—	$—
	January 2, 2015	$—	$—	$—	3,463	6,927	13,854	6,927	—	$—	$261,494
Gary R. Whitaker	December 11, 2014	$33,750	$67,500	$135,000	—	—	—	—	—	$—	$—
	January 2, 2015	$—	$—	$—	3,463	6,927	13,854	6,927	—	$—	$261,494

(1)

Represents performance-vesting RSUs granted under our 2012 Incentive Compensation Plan, as more fully described in “Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Awards.”

(2)

Represents time-vesting RSUs granted under our 2012 Incentive Compensation Plan, as more fully described in “Compensation Discussion and Analysis — Elements of Compensation — Long-Term Incentive Awards.”

(3)	Upon vesting of each RSU, the individual is entitled to receive one share of common stock for each vested RSU; no exercise or payment of exercise price is required.

(4)

Represents the full grant date fair value of each individual equity award (on a grant-by-grant basis) as computed under FASB ASC Topic 718. The column includes performance awards that are reported at the target number of shares.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes the outstanding equity awards as of December 31, 2015 held by our named executive officers. The market value of RSUs that have not vested is based on the closing price of our common stock on the NASDAQ Global Select Market on December 31, 2015.

	Option Awards					Restricted Stock Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned	Option Exercise Price ($)	Option Expiration Date	Number of Restricted Stock Units That Have Not Vested*	Market Value of Restricted Stock Units That Have Not Vested
James M. Hensler	400,000	—	—	$13.00	January 24, 2017	169,942	$348,381
Robert D. Scherich	175,000	—	—	$13.00	January 24, 2017	58,348	$119,613
Gary R. Whitaker	—	—	—	$—	—	52,177	$106,963

•	Excludes performance-based RSU’s granted in 2013, which expired in 2015 without vesting.
•	Includes 2014 and 2015 performance awards at target level of shares.

Option Exercises and Restricted Stock Units Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#) and vesting dates	Value Realized on Vesting ($)
James M. Hensler	—	—	31,106, January 5, 2015	$463,790
	—	—	16,961, February 2, 2015	$230,500

Robert D. Scherich	—	—	11,481, January 5, 2015	$171,182
	—	—	6,360, February 2, 2015	$86,432

Gary R. Whitaker	—	—	5,311, January 5, 2015	$81,306

Pension Benefits

We do not maintain defined benefit pension plans, other than for Zochem. Our Board may in the future elect to provide officers and other employees with pension benefits if the Board determines that doing so is in our best interests.

Non-Qualified Deferred Compensation

We do not maintain non-qualified defined contribution plans or other deferred compensation plans. The Committee may in the future elect to provide officers and other employees with non-qualified defined contribution or deferred compensation benefits if the Board determines that doing so is in our best interests.

Termination and Change in Control Arrangements

Assuming each named executive officer’s employment was terminated under each of the circumstances set forth below, or a change in control occurred, on December 31, 2015, the estimated values of payments and benefits to each named executive officer are set forth in the following table. It is anticipated that the employment agreements with Mr. Hensler and the Severance Agreement with Mr. Whitaker will be rejected and cancelled in the Chapter 11 bankruptcy proceedings. The Stock Options and Restricted Stock Agreement also will be cancelled as part of the Plan of Reorganization.

	Benefit	Termination Without Cause Prior to a Change in Control	Termination Without Cause Following a Change in Control**	Voluntary Termination With Good Reason	Death	Disability	Six months following a Change in Control
James M. Hensler	Cash severance*	$1,592,099	$1,592,099	$1,592,099	$—	$—	$—
	Accelerated Vesting of RSUs	$—	$305,944	$—	$159,685	$—	$93,804
Robert D. Scherich	Cash severance*	$564,429	$564,429	$—	$—	$—	$—
	Accelerated Vesting of RSUs	$—	$105,413	$—	$56,471	$—	$34,428
Gary R. Whitaker	Cash severance*	$—	$337,500	$—	$—	$—	$—
	Accelerated Vesting of RSUs	$—	$92,763	$—	$43,821	$—	$21,777

*	For a description of cash severance, see “Elements of Compensation — Post-Termination Benefits — Severance Payments.”

**	Assumes target for the performance RSU grants that are applicable in this column.

The provisions in our RSU award agreements governing time-based or performance-based vesting upon the occurrence of a change in control are described above under the section captioned “Elements of Compensation — Post Termination Benefits — Change of Control Arrangements.”

Compensation of Directors

Each of our non-employee directors receives a fee at a rate of $65,000 per year for service as a director, our Audit Committee chairman receives an additional fee at a rate of $25,000 per year and the chairs of each of our Compensation Committee and Nominating and Corporate Governance Committee receive an additional fee at a rate of $15,000 per year. In addition, our lead independent director receives an additional fee at a rate of $25,000 per year. Each outside director also receives RSUs that vest in a one year period, based on a target compensation of $80,000 per director (and converted to shares based on the prior November’s average price). The Committee recommended, and the Board approved, that there not be any change in Director compensation for 2016.

In January 2015, we issued to each of Messrs. John, van Roden, Schreiber and Shilling 5,095 RSUs, which vested on January 2, 2016.

All of our directors are reimbursed for out-of-pocket expenses incurred in connection with attending all Board and committee meetings. The following table summarizes the compensation of our directors in 2015.

Name	Fees Earned or Paid in Cash ($)	Restricted Stock Unit Awards (1)($)	Option Awards ($)	Non-Equity Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John C. van Roden, Jr.	$90,000	$80,654	$—	$—	$—	$—	$170,654
T. Grant John	$80,000	$80,654	$—	$—	$—	$—	$160,654
George A. Schreiber, Jr.	$80,000	$80,654	$—	$—	$—	$—	$160,654
Jack Shilling	$90,000	$80,654	$—	$—	$—	$—	$170,654

(1)	Represents the grant date fair value of awards computed in accordance with FASB ASC Topic 718.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us regarding beneficial ownership of our common stock as of July 31, 2016, by each person known by us to own more than 5% of our common stock, each director and each of our named executive officers and by all of our directors and executive officers as a group (seven persons). The table lists the number of shares and percentage of shares beneficially owned based on 60,352,479 shares of common stock outstanding as of the close of business on July 31, 2016. In calculating the number of shares beneficially owned by an individual or entity and the percentage ownership of that individual or entity, shares underlying options held by that individual or entity that are either currently exercisable or exercisable within 60 days following July 31, 2016 are deemed outstanding. These shares, however, are not deemed outstanding for the purpose of computing the percentage ownership of any other individual or entity. Information in the table is derived from SEC filings made by such persons on Schedule 13G and/or under Section 16(a) of the Exchange Act and other information received by the Company. Except as indicated in the footnotes to this table, and subject to applicable community property laws, the persons or entities named have sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by them.

Beneficial Holders of More than 5%	Number of Shares Beneficially Held	Percentage of Beneficial Ownership

Affiliates of Greywolf Capital Management LP(1)	3,228,722	5.3%
Blackrock, Inc.(2)	3,179,324	5.3%

Named Executive Officers, Executive Officers and Directors
James M. Hensler(3)	595,681	1.0%
T. Grant John	57,666	*
John C. van Roden, Jr.	52,666	*
George A. Schreiber, Jr.	29,797	*
Jack Shilling(4)	65,666	*
Robert D. Scherich(5)	286,957	*
Gary R. Whitaker	8,274	*
All directors and executive officers as a group (seven persons)(6)	1,096,707	1.8%

*	less than 1%.

(1)

The shares are owned of record by Greywolf Event Driven Master Fund (“Greywolf Event Driven”). Greywolf Capital Management LP is the investment manager of Greywolf Event Driven; Greywolf GP LLC is the general partner of Greywolf Capital Management LP; and John Savitz is the sole managing member of Greywolf GP LLC. These entities and Mr. Savitz share voting and dispositive power over the shares owned by Greywolf Event Driven and may be deemed to be beneficial owners of such shares. The address of all entities (other than Greywolf Event Driven) and Mr. Savitz is 4 Manhattanville Road, Suite 201, Purchase, NY 10577. The address of Greywolf Event Driven is 89 Nexus Way, Camana Bay, Grand Cayman KY 19007. Information was obtained from Greywolf’s 13D filings with the SEC.

(2)

BlackRock, Inc. is a parent holding company or control person in accordance with Rule 13d-1(b)(l)(ii)(G) of the Exchange Act, and the address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022. Information obtained from Blackrock’s 13D filings with the SEC.

(3)	Includes 400,000 shares underlying options that are exercisable within 60 days from July 31, 2016.

(4)	Includes 5,000 shares beneficially owned by his spouse.

(5)	Includes 175,000 shares underlying options that are exercisable within 60 days from July 31, 2016.

(6)	Includes 575,000 shares underlying options that are exercisable within 60 days from July 31, 2016.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy and Procedure

Our legal and finance departments bear primary responsibility for developing and implementing processes and controls to obtain information from our directors, executive officers and significant stockholders regarding related-party transactions and then determining, based on the facts and circumstances, whether we or a related-party has a direct or indirect material interest in these transactions. Our Audit Committee is responsible for the review, approval or ratification of “related-person transactions” between us or our subsidiaries and related persons. “Related person” refers to a person or entity who is, or at any point since the beginning of the last fiscal year was, a director, officer, nominee for director or 5% stockholder of us or is or was an immediate family member of such person or entity. The Audit Committee does not have a written policy regarding the approval of related party transactions. The Audit Committee applies its review procedures as a part of its standard operating procedures. In the course of its review and approval or ratification of a related-party transaction, the Audit Committee will consider:

•	the nature of the related party’s interest in the transaction;

•	the material terms of the transaction, including, the amount involved and type of transaction;

•	the importance of the transaction to the related person and to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest and the best interest of our stockholders; and

•	any other matters the Audit Committee deems appropriate.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. However, such a director may be counted in determining the presence of a quorum at a meeting of the Audit Committee at which the transaction is considered.

Since January 1, 2015, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $120,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or any member of the immediate family of any of the foregoing, had or will have a direct or indirect material interest, other than in connection with compensation as described in Item 11 “Elements of Compensation” in this Annual Report on Form 10-K.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

As of the date of this filing, BDO’s audit fees totaled $545,000 for its services to audit the Company’s annual consolidated financial statements for the fiscal year 2015 audit. Also, though difficult to provide an estimate of total fees, an estimated additional $350,000 is expected to be billed for BDO’s audit services for this period. There were no audit related fees, tax fees, or other fees paid to BDO during this period.

All audit services performed by BDO for fiscal year ended December 31, 2015 were pre-approved by the Audit Committee of our Board, which concluded that the provision of such services by BDO was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions.

Pursuant to the Audit Committee charter, the Audit Committee must approve all audit engagement fees and other significant compensation to be paid to the independent auditor and the terms of such engagement. The Audit Committee’s charter provides also that individual engagements must be separately approved. Additionally, the Audit Committee is required to pre-approve any non-audit services to be provided to the Company by the independent auditor. The policy requires also specific approval by the Audit Committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Changes in Accountants

As described more fully in Item 9 of this report, on March 15, 2016, the Audit Committee approved the dismissal of Grant Thornton as the Company’s independent registered public accountant.

Also on March 15, 2016, the Audit Committee approved the engagement of BDO to serve as the Company’s new independent registered public accounting firm. On March 30, 2016, BDO completed the required client acceptance procedures and entered into a formal engagement letter with the Company to serve as the new independent registered public accounting firm to audit the fiscal year ended December 31, 2015.

No amounts were paid to nor invoiced from BDO during the fiscal year ended December 31, 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 29, 2016.

HORSEHEAD HOLDING CORP.

By:	/s/ James M. Hensler
James M. Hensler
Its: Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James M. Hensler and Ryan J. Hutchison, jointly and severally, his attorney-in-fact, each with the full power of substitution, for such person, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might do or could do in person hereby ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on September 29, 2016.

SIGNATURE	TITLE

Chairman of the Board of Directors,
/s/ James M. Hensler	President and Chief Executive Officer
James M. Hensler	(Principal Executive Officer)

/s/ Ryan J. Hutchison	Vice President, Controller and Chief Accounting Officer
Ryan J. Hutchison	(Principal Financial and Accounting Officer)

/s/ John C. van Roden, Jr.	Director
John C. van Roden, Jr.

/s/ T. Grant John	Director
T. Grant John

/s/ George A Schreiber, Jr.	Director
George A. Schreiber, Jr.

/s/ Jack Shilling	Director
Jack Shilling

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Horsehead Holding Corp.

Pittsburgh, Pennsylvania

We have audited the accompanying consolidated balance sheet of Horsehead Holding Corp. and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2015 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. and subsidiaries at December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

The consolidated financial statements and schedule have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company received notices of default in January 2016 under certain of the Company’s credit facilities as of November 30, 2015 and December 31, 2015. The notices of default rendered the financial obligations under the credit facilities immediately due and payable. Furthermore, on February 2, 2016, the Company filed for protection under Chapter 11 of the United States Bankruptcy Code. The commencement of the Chapter 11 filing constituted events of default that rendered the financial obligations under the Company’s series of notes immediately due and payable. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note A to the consolidated financial statements. The Company continues to operate as a debtor-in-possession under the jurisdiction of the Bankruptcy Court in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. As further discussed in Note CC to the consolidated financial statements, on September 9, 2016, the Company’s plan of reorganization was confirmed by the U.S. Bankruptcy Court, District of Delaware (Wilmington). The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Horsehead Holding Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control –Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated September 29, 2016 expressed an adverse opinion thereon.

/s/ BDO USA, LLP

Pittsburgh, Pennsylvania

September 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Horsehead Holding Corp.

We have audited the accompanying consolidated balance sheet of Horsehead Holding Corp. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. Our audits of the basic consolidated financial statements included the financial statement schedule listed in the index appearing under Item 15(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Horsehead Holding Corp. and subsidiaries as of December 31, 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Cleveland, Ohio

March 2, 2015

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Amounts in thousands, except per share amounts)

	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$25,675	$30,714
Accounts receivable, net of allowance of $555 and $371, respectively	42,044	60,242
Inventories	40,491	55,008
Prepaid expenses and other current assets	10,115	3,755
Deferred income taxes	—	5,251

Total current assets	118,325	154,970
Property, plant and equipment, net	254,841	799,093
Other assets
Intangible assets, net	9,451	10,192
Restricted cash	7,939	—
Deferred finance costs and other	1,496	9,262

Total other assets	18,886	19,454

Total assets	$392,052	$973,517

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Current maturities of long-term debt	$433,079	$3,044
Accounts payable	64,098	67,734
Accrued expenses	24,830	35,645

Total current liabilities	522,007	106,423
Long-term debt, less current maturities	—	406,016
Other long-term liabilities	15,505	18,291
Deferred income taxes	3,113	8,602
Commitments and contingencies
Stockholders’ equity (deficit)
Common stock, par value $0.01 per share; 100,000 shares authorized; 60,174 and 50,719 shares issued and outstanding as of December 31, 2015 and 2014, respectively	602	507
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	396,750	313,815
Retained earnings (deficit)	(550,011)	115,377
Accumulated other comprehensive income	247	534

Total stockholders’ equity (deficit) before noncontrolling interest	(152,412)	430,233
Noncontrolling interest	3,839	3,952

Total stockholders’ equity (deficit)	(148,573)	434,185

Total liabilities and stockholders’ equity (deficit)	$392,052	$973,517

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands except per share amounts)

	2015	2014	2013
Net sales of zinc material and other goods	$331,127	$359,487	$344,798
Net sales of nickel-based material and other services	47,379	54,020	53,520
EAF dust service fees	36,437	40,430	43,618

Net sales	414,943	453,937	441,936
Cost of sales of zinc material and other goods	385,086	347,391	327,800
Cost of sales of nickel-based material and other services	29,256	32,820	34,399
Cost of EAF dust services	29,318	33,660	34,869
Restructuring expenses	—	288	7,691

Cost of sales (excluding depreciation and amortization)	443,660	414,159	404,759
(Gain) loss on asset dispositions	(11,029)	915	701
Impairment loss	527,621	—	9,349
Depreciation and amortization	54,824	35,406	29,678
Selling, general and administrative expenses	26,580	24,149	22,207

Total costs and expenses	1,041,656	474,629	466,694

Loss from operations	(626,713)	(20,692)	(24,758)
Other income (expense)
Interest expense	(39,280)	(21,680)	(2,728)
Interest and other income	946	13,942	6,072

Total other income (expense)	(38,334)	(7,738)	3,344

Loss before income taxes	(665,047)	(28,430)	(21,414)
Income tax provision (benefit)	341	(12,974)	(7,455)

Net loss	$(665,388)	$(15,456)	$(13,959)

Loss per common share:
Basic	$(11.75)	$(0.30)	$(0.31)
Diluted	$(11.75)	$(0.30)	$(0.31)
Weighted average shares outstanding:
Basic	56,632	50,682	45,160
Diluted	56,632	50,682	45,160

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Net loss	$(665,388)	$(15,456)	$(13,959)
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	(287)	(133)	911

Comprehensive loss	$(665,675)	$(15,589)	$(13,048)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

					Accumulated
	Common Stock		Additional Paid-In	Retained Earnings	Other Comprehensive	Non-controlling
	Shares	Amount	Capital	(Deficit)	(Loss) Income	interest	Total
Balance at December 31, 2012	43,954	$439	$234,115	$144,792	$(244)	$4,179	$383,281
Restricted stock vesting	158	2	(2)	—	—	—	—
Stock compensation expense	—	—	3,209	—	—	—	3,209
Distribution to noncontrolling interests	—	—	—	—	—	(114)	(114)
Net tax benefit of equity award vesting	—	—	(19)	—	—	—	(19)
Restricted stock withheld for taxes	—	—	(411)	—	—	—	(411)
Net proceeds from equity offering	6,325	63	71,933	—	—	—	71,996
Comprehensive (loss) income, net of tax:	—	—	—	(13,959)	911	—	(13,048)

Balance at December 31, 2013	50,437	504	308,825	130,833	667	4,065	444,894
Restricted stock vesting	209	2	(2)	—	—	—	—
Stock compensation expense	—	—	4,768	—	—	—	4,768
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net tax benefit of equity award vesting	—	—	(33)	—	—	—	(33)
Restricted stock withheld for taxes	—	—	(683)	—	—	—	(683)
Stock option exercise	73	1	940	—	—	—	941
Comprehensive loss, net of tax:	—	—	—	(15,456)	(133)	—	(15,589)

Balance at December 31, 2014	50,719	507	313,815	115,377	534	3,952	434,185
Restricted stock vesting	195	2	(2)	—	—	—	—
Stock compensation expense	—	—	5,420	—	—	—	5,420
Distribution to noncontrolling interests	—	—	—	—	—	(113)	(113)
Net tax benefit of equity award vesting	—	—	(11)	—	—	—	(11)
Restricted stock withheld for taxes	—	—	(441)	—	—	—	(441)
Stock option exercise	3	—	33	—	—	—	33
Net proceeds from equity offering	9,257	93	77,936	—	—	—	78,029
Comprehensive loss, net of tax:	—	—	—	(665,388)	(287)	—	(665,675)

Balance at December 31, 2015	60,174	$602	$396,750	$(550,011)	$247	$3,839	$(148,573)

The accompanying notes to consolidated financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(665,388)	$(15,456)	$(13,959)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	54,824	35,406	29,678
Gain on insurance recovery related to fixed assets	(254)	—	(1,791)
Deferred income tax benefit	(238)	(16,356)	(9,862)
Accretion on debt	3,867	3,766	3,727
Accretion on ESOI liabilities	421	431	445
Amortization and write-off of deferred finance costs	4,976	2,759	2,394
Impairment loss	527,621	—	9,349
(Gain) loss on asset dispositions	(11,029)	915	701
Losses on write down of inventory supplies	3,054	456	2,738
Losses (gains) on derivative financial instruments	901	(1,054)	5,719
Lower of cost or market adjustment to inventories	4,389	3,561	3,739
Stock compensation expense	5,420	4,768	3,209
Capitalization of interest	(2,989)	(14,895)	(29,438)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	18,198	(1,558)	1,338
Decrease (increase) in inventories, net	3,989	10,551	(14,386)
(Increase) decrease in prepaid expenses and other current assets	(1,585)	1,317	3,399
(Increase) in other assets	(580)	(634)	(97)
(Decrease) increase in accounts payable	(3,636)	(46,457)	30,252
(Decrease) increase in accrued expenses	(7,420)	(7,902)	12,667
(Decrease) increase in other long-term liabilities	(3,207)	(277)	2,173

Net cash (used in) provided by operating activities	(68,666)	(40,659)	41,995
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(33,693)	(110,825)	(311,798)
Insurance proceeds related to fixed assets	254	—	1,791
Increase in restricted cash	(7,939)	—	—
Proceeds related to the sale of land	9,000	—	—

Net cash used in investing activities	(32,378)	(110,825)	(310,007)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	—	51,300	21,300
Distributions to noncontrolling interest equity holders	(113)	(113)	(114)
Borrowings on the Credit Facilities	79,951	33,324	74,500
Repayments on the Credit Facilities	(57,230)	(35,594)	(18,000)
Debt issuance costs	(1,644)	(1,897)	(524)
Borrowings on the Credit Agreement	496	1,555	13,358
Repayments on the Credit Agreement	(3,065)	(2,929)	(1,866)
Proceeds from the exercise of stock options	33	941	—
Tax effect of share based compensation award exercise and vesting	(11)	(33)	(19)
Restricted stock withheld for taxes	(441)	(683)	(411)
Net proceeds from the issuance of stock	78,029	—	71,996

Net cash provided by financing activities	96,005	45,871	160,220
Net decrease in cash and cash equivalents	(5,039)	(105,613)	(107,792)
Cash and cash equivalents at beginning of period	30,714	136,327	244,119

Cash and cash equivalents at end of period	$25,675	$30,714	$136,327

The accompanying notes to consolidated financial statements are an integral part of these statements

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—ORGANIZATION AND BASIS OF PRESENTATION

Horsehead Holding Corp. (“HHC” or the “Company”) was incorporated in the state of Delaware in May 2003.

The Company is a producer of zinc and nickel-based products sold primarily to customers throughout the United States of America and Canada. It is a U.S. recycler of electric arc furnace (“EAF”) dust and a U.S recycler of hazardous and non-hazardous waste for the specialty steel industry. It also provides short-line railroad service for the movement of materials for both the Company and outside customers. The Company operates in three business segments. See Footnote Y - Segment Information.

The consolidated financial statements include the accounts of HHC and its wholly-owned subsidiaries, Horsehead Corporation (“Horsehead”), Chestnut Ridge Railroad Corp., Horsehead Zinc Recycling, LLC (“HZR”), Horsehead Metals Development, LLC, Horsehead Metal Products, LLC (“HMP”), The International Metals Reclamation Company, LLC (“INMETCO”) and Zochem Inc. (“Zochem”). Intercompany accounts and transactions have been eliminated in consolidation. Certain prior period reclassifications were made to conform with the current period presentation. Losses on asset dispositions of $915 for the year ended December 31, 2014 and $701for the year ended December 31, 2013, were reclassified from Cost of Sales to (Gain) loss on asset dispositions. Impairment losses of $9,349 were reclassified from Cost of Sales to Impairment loss for the year ended December 31, 2013. These reclassifications had no effect on reported net loss, comprehensive loss, cash flows, total assets or shareholders’ equity (deficit) as previously reported.

Chapter 11 Bankruptcy Filings

On February 2, 2016, the Company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Debtors’ Chapter 11 cases constituted events of default that rendered the financial obligations under the Company’s series of notes automatically and immediately due and payable, subject to the imposition of the automatic stay arising pursuant to Section 362 of the Bankruptcy Code. As a result of the Chapter 11 cases, the Company has reclassified all related debt as current at December 31, 2015. See Footnote N - Long-Term Debt and Footnote AA - Subsequent Events for additional information on the Debtors’ Chapter 11 petitions and notices of default.

The Company received notices of default in January 2016, under certain of the Company’s credit facilities, as of November 30, 2015 and December 31, 2015. The notices of default rendered the financial obligations under the credit facilities immediately due and payable and the Company, therefore, has reclassified all debt under the credit facilities as current at December 31, 2015 and has written off the remaining deferred finance costs related to debt under the credit facilities as of December 31, 2015.

Liquidity and Going Concern

As a result of the Chapter 11 cases and various other factors, including working capital deficits, losses from continuing operations, and defaults and cross-defaults under various credit agreements, there is substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using accounting principles generally accepted in the United States applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The accompanying historical consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company’s ability to continue as a going concern is dependent on many factors, including the Company’s ability to maintain adequate cash on hand and generate cash from operations for the duration of the Chapter 11 cases, the completion of the Chapter 11 plan of reorganization in a timely manner, and the Company’s ability to achieve profitability following emergence from bankruptcy. The consolidated financial statements do not include any adjustments related to the recoverability or classification of recorded asset amounts or the amount and classification of liabilities that might be necessary if the Company is not successful in addressing these factors nor have they been adjusted to reflect any presentation required in accordance with ASC 852-10, “Reorganizations” as the Company filed for Chapter 11 subsequent to year-end and this is treated as a nonrecognized subsequent event in accordance with ASC 855, “Subsequent Events”.

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

The components of net sales for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Zinc and nickel material goods	$336,484	$372,661	$363,075
Service fee revenue	67,029	73,494	73,423
Other	11,430	7,782	5,438

	$414,943	$453,937	$441,936

One customer comprised 10% and 11% of consolidated net sales for the years ended December 31, 2015 and 2014, respectively. No customer exceeded 10% of consolidated net sales for the year ended December 31, 2013. Our ten largest customers comprised 43%, 44% and 34% of our consolidated net sales in 2015, 2014 and 2013, respectively. Products and services are sold primarily to customers in the hot-dipped galvanizing, rubber, stainless steel and mini-mill markets.

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

Accounts Receivable

The majority of the Company’s accounts receivable are due from customers primarily in the steel, rubber and galvanizing industries. Credit is extended based on an evaluation of a customer’s financial condition. Generally collateral is not required. Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts receivable outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company and the condition of the general economy and industry as a whole. The Company writes off accounts receivable when they become uncollectible. Payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The provision (benefit) for bad debt was $184, $(122) and $(19) for 2015, 2014, and 2013, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

No customer comprised 10% or more of consolidated accounts receivable at December 31, 2015. One customer comprised 17% of consolidated accounts receivable at December 31, 2014. Ten customers comprised 46% of consolidated accounts receivable at both December 31, 2015 and 2014, respectively.

Inventories

Inventories, which consist primarily of zinc and nickel-bearing materials, chemical reagents and supplies and spare parts are valued at the lower-of-cost-or-market (“LCM”) using a weighted average actual cost method. Zochem values its inventory using the first-in first-out method. Raw materials are purchased, as well as produced, from the processing of EAF dust. Supplies and spare parts inventory used in the production process are purchased and depending on the type of supply or spare part are either classified as long-term supplies, capitalized until consumption, or expensed immediately. Work-in-process and finished goods inventories are valued based on the costs of raw materials plus applicable conversion costs, including depreciation and overhead costs relating to associated process facilities.

Zinc and nickel are traded as commodities on the London Metals Exchange (“LME”) and, accordingly, product inventories are subject to price fluctuations. When reviewing inventory for LCM adjustments, the Company considers the forward metal prices as quoted on the LME as of the reporting date in determining its estimate of net realizable value and to determine if an adjustment is required. The Company’s product revenues are based on the current or prior months’ LME average prices. The LME average price upon which product revenue is based has been reasonably correlated with the forward LME price that is used to determine lower of cost or market adjustments. Supplies are not subject to LME LCM adjustments. See Footnote H - Inventories for further discussion on LCM adjustments.

Supplies are adjusted based on obsolescence and slow moving reviews. The Company records an estimate for slow moving and obsolete inventory (“inventory reserve”) based upon our product knowledge, physical inventory observation, future demand, market conditions and an aging analysis of the inventory on hand. For “convenience,” the Company reduces inventory cost through a contra asset rather than through a new cost basis.

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

Environmental Obligations

The Company accrues for costs associated with environmental obligations when such costs are probable and can be reasonably estimated. Accruals for estimated costs are adjusted as further information develops or circumstances change and long-term accruals are discounted.

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

As a result of their bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed by operation of Section 362(a) of the Bankruptcy Code.

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

Comprehensive Income (Loss)

The term “comprehensive income (loss)” represents the change in stockholders’ equity from transactions and other events and circumstances resulting from non-stockholder sources. The Company’s other comprehensive income or loss, consisting of pension liability adjustments (net of tax), is reported separately in the accompanying Consolidated Statements of Comprehensive Loss.

Share-Based Compensation

The Company has a share-based compensation plan. Employee stock options are expensed by the Company over the requisite service period, based on the estimated fair value of the award on the date of the grant using the Black-Scholes option-pricing model. Restricted stock unit service or performance related grants are expensed by the Company over the vesting period, with the expense measured based on the stock price on the grant-date multiplied by the number of restricted stock units granted. Restricted stock unit market based grants are expensed by the Company over the vesting period, with the expense determined using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as a basis for the Black Scholes and Monte Carlo valuations.

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The three levels are described as follows:

•

Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, accounts payable, and certain accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments. (see Note G - Cash and Cash Equivalents).

•

Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. Financial swaps and financial option instruments are carried at fair value and are considered to be in level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and the Company recognizes changes in fair value within the consolidated statements of operations as they occur (see Note T - Accounting for Derivative Instruments and Hedging Activities). Borrowings under the Company’s credit facilities are considered to be in Level 2 of the fair value hierarchy (see Note N- Long Term Debt).

Pension assets, which are primarily invested in the Manulife Monthly High Income GIF Fund, are carried at fair value and are considered to be in Level 2 of the fair value hierarchy (see Note R - Employee Benefit Plans).

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

•

Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note N - Long-Term Debt). The Senior Secured Notes, issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and are subsequently carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note N - Long-Term Debt). Level 3 inputs are also used in the determination for impairment testing on long-lived assets.

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

The Company is exposed to credit loss should counter-parties or clearing agents with which it has entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, the Company utilizes LME-registered contracts entered into with the London Clearing House for some of its contracts. In addition, the Company minimizes credit loss by utilizing four different brokers for its derivative contracts (see Note T - Accounting for Derivative Instruments and Hedging Activities).

Foreign Currency Translation

The functional currency of the Company’s Zochem subsidiary, is the U.S. dollar. A portion of Zochem’s sales, however, and certain other costs remain in the Canadian Dollar and are converted to U.S. Dollars at month end. The resulting translation effect is included in the Consolidated Statements of Operations.

Earnings (Loss) per Share

Basic earnings (loss) per share are calculated using the weighted-average shares of common stock outstanding. Diluted earnings per share includes the additional effect of other securities, if dilutive, in which case the dilutive effect of such securities is calculated using the treasury stock method (See Note V - Earnings per Share).

Impairment

Long lived assets, which include property, plant and equipment as well as definite life intangible assets, are reviewed for impairment when events and circumstances indicate that the carrying amount of an asset may not be recoverable. The Company’s policy is to record an impairment loss when it is determined that the carrying amount of the asset exceeds the sum of the expected undiscounted future cash flows resulting from use of the asset, and its eventual disposition. Impairment losses are measured as the amount by which the carrying amount of the asset exceeds its fair value, normally as determined in either open market transactions or through the use of a discounted cash flow model. Long lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In assessing the recoverability of our long-lived assets, management may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If such estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, the Company may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded.

The Company recorded an impairment loss on its Mooresboro facility in December 2015. See Footnote F-Asset Write-Downs and Disposals for additional information on the impairment loss on the Mooresboro facility.

We have no goodwill or indefinite life intangible assets.

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

Supplemental Disclosure of Cash Flow Information

Cash paid for interest in 2015, 2014 and 2013 was $32,420, $28,743 and $24,721, respectively. Cash paid for interest in 2015, 2014 and 2013 includes interest capitalized of $2,989, $13,942 and $23,809, respectively. Due to the significance of interest capitalized during the construction of the Mooresboro facility, consistent with the Company’s policy for presentation of capitalized interest on capital intense projects such as Mooresboro within the consolidated statements of cash flows, cash from operations in the Company’s Consolidated Statement of Cash Flows for the years ended December 31, 2015, 2014 and 2013, have been adjusted to properly reflect payments related to servicing debt. Cash paid for income taxes in 2015, 2014 and 2013 was $2,760, $1,041 and $2,584, respectively. During 2015, the Company recorded a non-cash investing item as it reclassified $3,085 of supplies inventory to property, plant and equipment.

Variable Interest Entities

Investments in other entities are accounted for using the consolidation, equity or cost basis method depending upon the Company’s level of ownership, ability to exercise significant influence over the operating and financial policies of the investee and whether the Company is determined to be the primary beneficiary of a variable interest in an entity.

In December 2013, HMP entered into a joint venture known as ThirtyOx, LLC (“ThirtyOx”) with Imperial Acquisitions LLC for the acquisition and processing of zinc bearing secondary materials. The processing operation is located in North Carolina near the Company’s zinc facility in Mooresboro, North Carolina. When the zinc facility resumes operations and achieves better production levels than prior to idling, we expect that the majority of the feedstock for the zinc facility will be supplied by Horsehead’s EAF dust recycling plants. ThirtyOx is expected to supply a portion of the incremental zinc feed required by the zinc facility by recovering secondary zinc oxides from the residues generated by galvanizers, die casters and other users of zinc metal. The ThirtyOx facility became operational in August 2014. HMP’s anticipated investment in ThirtyOx is expected to be less than $2,000. HMP’s net investment in ThirtyOx is $340 at December 31, 2015.

ThirtyOx was determined to be a variable interest entity as its significant activities are directed by a management agreement and not the equity group. HMP has determined that although it does have influence on ThirtyOx, it is not the primary beneficiary of the variable interest. HMP accounts for its investment in ThirtyOx utilizing the equity method of accounting as it does not own over 50% of the joint venture. HMP has recorded its cash contributions to ThirtyOx as an investment which is increased or decreased by its respective share of ThirtyOx pretax income or loss.

The Company has determined that HMP’s interest in ThirtyOx is not individually significant to its consolidated balance sheet and income statement and therefore is not required to provide additional disclosures regarding its involvement with this joint venture.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Recently Issued Accounting Pronouncements

Adopted

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40) - Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”), which requires entities to evaluate their ability to continue as a going concern within one year after the date that the financial statements are issued. Disclosure is required if there is substantial doubt about an entity’s ability to continue as a going concern. The guidance in ASU No. 2014-15 is effective for annual and interim periods ending after December 15, 2016 with early application permitted. The Company adopted the ASU as of December 31, 2015. See Note A - Organization and Basis of Presentation for further disclosures as required by ASU 2014-15.

In April 2014, the FASB issued ASU No. 2014-08 (“ASU 2014-8”), Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360)-Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. Under the new guidance, discontinued operations reporting will be limited to disposal transactions that represent strategic shifts having a major effect on operations and financial results. The amended guidance also enhances disclosures and requires assets and liabilities of a discontinued operation to be classified as such for all periods presented in the financial statements. ASU 2014-08 became effective for public companies for annual periods beginning on or after December 15, 2014 and interim periods within those years. Due to the change in requirements for reporting discontinued operations described above, presentation and disclosures of future disposal transactions after adoption may be different than under current standards. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. The adoption of this guidance had no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event the Company initiates a disposal of a component.

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). To simplify the presentation of deferred income taxes, ASU No. 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU No. 2015-17 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The Company adopted ASU No. 2015-17 as of December 31, 2015 on a prospective basis. This guidance impacts presentation only, therefore, the adoption of the new requirements of ASU 2015-17 did not have any impact on the Company’s consolidated results of operations. However the adoption of new requirement nets the deferred tax assets and deferred tax liabilities on the consolidated balance sheet. See Note P - Income Taxes for further detail on the deferred tax as of December 31, 2015.

Issued

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326). The pronouncement was issued to provide more decision-useful information about the expected credit losses on financial instruments and changes the loss impairment methodology. This pronouncement is effective for reporting periods beginning after December 15, 2019 using a modified retrospective adoption method. A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. The impact of the adoption of ASU 2016-13 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In March 2016 the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees and simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-02 on the Company’s consolidated financial position or results of operations has not yet been determined.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU No. 2015-11 requires entities to measure inventory at the lower of cost and net realizable value and is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. Application of the new requirements of ASU No. 2015-11 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835) (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance, when effective, will not have any material impact on the Company’s results of operations but will require the Company to present any capitalized deferred finance fees as a reduction of the related debt on the consolidated balance sheet. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements (Topic 835) (“ASU 2015-15”) since the guidance under ASU No. 2015-03, did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows entities to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company’s policy is to present debt issuance costs related to line-of-credit arrangements as an asset and therefore adoption of ASU 2015-15 will have no impact on its financial position nor results of operations.

In February 2015, The FASB issued ASU No. 2015-02, Consolidation (Topic 810) (“ASU 2015-02”) which updates the considerations on whether an entity should consolidate certain legal entities. The update changes the way that entities evaluate limited partnerships and fees paid to service providers in the consolidation determination. ASU 2015-02 will become effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect the adoption of ASU 2015-02 to have a material impact on its Consolidated Financial Statements.

In May 2014, the FASB and the International Accounting Standards Board (“IASB”) jointly issued ASU No. 2014-9, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”), which clarifies the principles for recognizing revenue and develops a common revenue standard for GAAP and International Financial Reporting Standards (“IFRS”). The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. ASU 2014-09 was to be effective for public entities for annual and interim periods beginning after December 15, 2016; however, in August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) and delayed the effective date of the new revenue standard by one year. Reporting entities may choose to adopt the standard as of the original effective date. The Company is currently evaluating the impact of adopting this guidance on its financial position and results of operations.

There have been no other recently issued accounting updates that had or may have a material impact on the Company’s Consolidated Financial Statements.

NOTE C - EQUITY OFFERINGS

On September 27, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) a shelf registration statement on Form S-3, which was declared effective on October 3, 2013. On October 30, 2013, the Company completed an underwritten public offering under the shelf registration statement of 6,325 shares of its common stock, including 825 shares sold pursuant to the underwriters’ exercise of an option to purchase additional shares. At the public offering price of $12.00 per share, the gross proceeds from the offering were $75,900. The net proceeds realized by the Company from the offering, after accounting for $3,416 in underwriting discounts and commissions and $488 in expenses relating to the offering, were $71,996. The net proceeds were available for general corporate purposes, including capital expenditures, acquisitions and working capital.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On January 28, 2015, the Company completed an underwritten public offering of 5,750 shares of its common stock, including 750 shares sold pursuant to the underwriters’ exercise of an option to purchase additional shares. At the public offering price of $12.75 per share of common stock, the gross proceeds from the offering were $73,313. The net proceeds realized by the Company from the offering, after deducting $3,299 in underwriting discounts and commissions and $392 in expenses relating to the offering, were $69,622. The net proceeds were available for general corporate purposes, which may include capital expenditures, acquisitions, working capital and liquidity for operational contingencies.

On October 23, 2015, the Company entered into an at-the-market equity offering (“ATM”) sales agreement pursuant to which the Company could offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000, through its sales agent. Subject to the terms and conditions of the sales agreement, the sales agent used commercially reasonable efforts to sell shares of the Company’s common stock in such number, at such times and at such prices as the Company determined. Sales of the shares of the Company’s common stock were made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including, sales made directly on or through the NASDAQ Global Select Market or sales made to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. The offering was made under the Company’s registration statement on Form S-3. From October 23, 2015 to December 2, 2015, the Company sold 3,507 shares at an average price of $2.60 per share of common stock. The aggregate gross proceeds from the ATM offering were $9,109. The net proceeds realized by the Company from the ATM offering, after deducting $300 in underwriting discounts and commissions and $402 in expenses related to the offering were $8,407. The Company used the net proceeds from the sale of the shares of its common stock for general corporate purposes, which included liquidity for operational contingencies, working capital and capital expenditures. Sale of equity under the ATM program was suspended by the Company on December 2, 2015.

NOTE D - RESTRUCTURING EXPENSES

On October 31, 2013, the Company notified various required parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of its manufacturing operations at the Company’s former plant located in Monaca, Pennsylvania would be permanently closed and shut down within several months from the notification date. The Company ceased the zinc oxide and high purity zinc metal refinery operations at the Monaca facility on December 23, 2013 and ceased production at the zinc smelter at the end of April 2014. In connection with these actions, the Company permanently terminated the employment of five hundred ten salaried and hourly positions.

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

The restructuring accrual was as follows:

Accrual at October 31, 2013	$7,517
Adjustments to previously recorded restructuring charges	174
Cash payments	(9)

Accrual at December 31, 2013	7,682
Adjustments to previously recorded restructuring charges	288
Cash payments	(7,509)

Remaining accrual at December 31, 2014	461
Cash payments	(461)

Remaining accrual at December 31, 2015	$—

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE E - NEW MARKETS TAX CREDIT PROGRAM FINANCING

On June 8, 2009, the Company completed a financing arrangement under the New Markets Tax Credit (“NMTC”) program to help fund an expansion project in Barnwell, South Carolina. This financing arrangement was an equity investment in our subsidiary HZR and provided $5,925 of NMTC funds to be used for completion of the development of the project site and construction of buildings and other real property. The funds and the accrued interest thereon were held in escrow and were released upon completion of the aforementioned project site development.

A portion of the funds are in the form of an equity investment by Banc of America CDE III, LLC and CCM Community Development IV LLC, in the amount of $5,670. The equity holders are consolidated in the Company’s Consolidated Balance Sheets as of December 31, 2015 and 2014 but do not share in the earnings and losses of the Company, however, they are entitled to cash payments of 2% per annum on their investment. The equity holders also have the option (the “purchase option”) of having their investment purchased by the Company at the end of their seven year investment period in the project. The purchase option totals $360 and is treated as a reduction of their equity holdings and is recorded in Accrued expenses on the Consolidated Balance Sheets as of December 31, 2015 and in Other long-term liability on the Consolidated Balance Sheets as of December 31, 2014. The Company incurred $838 in equity issuance costs related to the financing arrangement which were deducted from the equity proceeds, leaving net proceeds of $4,472 as a non-controlling interest in the Company’s Stockholders’ Equity as of December 31, 2009. The first six payments were made each January beginning in 2010 and reduced the balance of the non-controlling interest to $3,839 at December 31, 2015. A portion of the NMTC funds are in the form of a seven-year loan in the amount of $255. The loan is recorded in Current maturities of long-term debt as of December 31, 2015 and Long-term debt, less current maturities as of December 31, 2014 on the Consolidated Balance Sheets of the Company.

On January 22, 2016, the minority equity holders issued Notices of Non-Payment to the Company as a result of annual payments not being made in accordance with various agreements. This, along with the Debtor’s bankruptcy filing on February 2, 2016, resulted in events of default under the NMTC arrangement. These defaults resulted in additional interest and fees as of May 31, 2016 of approximately $140. See Note A - Organization and Basis of Presentation and Note AA - Subsequent Events, for additional information about the Chapter 11 proceedings.

NOTE F - ASSET WRITE-DOWNS AND DISPOSALS

During the year ended December 31, 2015, the Company’s operations were significantly impacted due to the dramatic decline in zinc, nickel and other commodity prices, continuing issues that delayed the ramp-up of the Mooresboro zinc facility, and lower EAF dust receipts reflecting weaker steel production. Additionally, on January 22, 2016 the Company temporarily idled the Mooresboro facility in the face of severe liquidity constraints and the Company’s determination that the facility was incapable of generating positive cash flow in the future without significant additional capital investment and/or a recovery in commodity prices. In light of the above facts, during the fourth quarter of 2015, the Company determined a triggering event occurred with respect to its long-lived asset groups that required it to assess if the carrying amount of its long-lived asset may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. The Company performed the required first step of the impairment test and determined the carrying amount of its Mooresboro asset group exceeded the sum of the expected undiscounted cash flows; none of the other asset groups resulted in such conclusion. The Company proceeded to the second step of the impairment test where it was required to determine a fair value for the Mooresboro asset group and recognize an impairment loss if the carrying value exceeded fair value.

Fair value of the Mooresboro asset group was determined using a cost approach including the original cost of the asset group to estimate the replacement cost less new depreciation of the asset group prior to the application of functional and economic obsolescence. Next functional and economic obsolescence was applied by utilizing i) published prices of the Company’s publicly traded debt and equity coupled with ii) the latest twelve months revenue multiples of selected comparable guideline companies to isolate the obsolescence penalty applicable to the Mooresboro asset group. The income approach was not considered an appropriate fair value measurement due to the absence of reliable forecast data. As a result of the impairment test, the Company recorded a non-cash, pretax long-lived asset impairment loss of $527,621 for the Mooresboro asset group. The write down resulted in a reduction of $574,060 in the cost and $46,439 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of this write-down is included in Loss from operations in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the write-down of the asset group, the remaining net book value of the Mooresboro asset group was $87,643 at December 31, 2015. The impairment charge did not impact the Company’s business operation or future cash flows nor did it result in any cash expenditures.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The breakdown of the net book value of the Mooresboro facility after impairment is as follows:

December 31, 2015 net book value of the Mooresboro facility prior to impairment charge	$614,117
Impairment charge	(527,621)
Supplies inventory included in construction in progress	1,147

Net book value of Mooresboro facility after impairment charge	$87,643

On October 31, 2013, the Company notified various related parties, as required by the Worker Adjustment and Retraining Notification Act of 1988, 29 U.S.C. § 2101 et seq., that a majority of Horsehead’s manufacturing operations at its Monaca, Pennsylvania facility would be permanently closed and shut down within several months from the notification date. Based upon this notice, the Company recorded a final impairment charge of $9,349 during the fourth quarter of 2013 related to this facility. The write down resulted in a reduction of $41,644 in the cost and $32,295 in the accumulated depreciation of the Company’s property, plant and equipment. The total amount of this write-down is included in Loss from operations in the Consolidated Statement of Operations for the year ended December 31, 2013. The net book value of the remaining assets of the Monaca facility was approximately $5,000 at December 31, 2013 and no additional impairment charges were recorded related to the Monaca facility in other periods.

Except for the 2015 impairment, explained above, the impairment charge calculations were performed using average expected future cash flows under various likelihoods of asset retirements or dispositions. The cash flows were then discounted and compared to the book value of the related assets and the difference resulted in the impairment charge.

As discussed in Note B - Summary of Accounting Policies - Impairment, in assessing the recoverability of our long-lived assets, management may be required to make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. This process is subjective and requires judgment at many points throughout the analysis. If such estimates or their related assumptions change in subsequent periods or if actual cash flows or other market measures are below management’s estimates, the Company may be required to record impairment charges for these assets not previously recorded or additional impairments on assets already recorded.

On November 7, 2014, the Company announced that Shell Chemical LP (“Shell”) had exercised an option to purchase the Monaca, Pennsylvania site under an Amended and Restated Option and Purchase Agreement. The only remaining asset at the Monaca facility, land, had a book value of approximately $1,210. The sale was completed in June 2015 and the Company recorded a gain on the sale of land of $12,152, which included recognition of a $4,500 deferred gain. The gain is recorded in Loss from operations in the Consolidated Statement of Operations for the year ended December 31, 2015.

The Company incurred a loss of $1,122, $915 and $701 in 2015, 2014 and 2013, respectively, on the disposal of machinery and equipment. The cost and accumulated depreciation of the assets disposed were $3,115 and $1,993, respectively, in 2015, $1,751 and $836, respectively, in 2014 and $3,550 and $2,849, respectively, in 2013.

NOTE G - CASH AND CASH EQUIVALENTS

Cash and cash equivalents consisted of the following at December 31, 2015 and 2014:

	2015	2014
Cash in bank	$25,675	$30,497
Money market demand account	—	217

	$25,675	$30,714

The Company’s cash balance was concentrated in two U.S. banks and one Canadian bank at December 31, 2015 and three U.S. banks and one Canadian bank at December 31, 2014. The Company carries deposits in excess of federally insured amounts. At December 31, 2015, the Company had $856 in cash held at foreign institutions.

The money market demand account carried an interest rate of 0.15% at December 31, 2014. The cash balances approximate fair value.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE H—INVENTORIES

Inventories consisted of the following at December 31, 2015 and 2014:

	2015	2014
Raw materials	$12,230	$17,493
Work-in-process	2,776	2,847
Finished goods	19,545	21,885
Supplies and spare parts	10,458	18,345

	45,009	60,570
Excess and obsolete inventory reserves	(4,518)	(5,562)

	$40,491	$55,008

The provision (benefit) for slow-moving inventory was $4,070, $(34) and $3,807 for 2015, 2014 and 2013, respectively.

During the fourth quarter of 2013, the Company wrote down its supplies inventory by $2,738 at its Monaca, Pennsylvania facility to net realizable value in anticipation of the closing of the facility. During the second quarter of 2014, the Company took a final write down of $456 on its supplies inventory at its Monaca facility after its closure in April. During the fourth quarter of 2015, the Company wrote down its supplies inventory by $3,054 at its recycling and zinc production facilities due to obsolescence. These charges are included in the Cost of sales of zinc material and other goods in the Consolidated Statement of Operations.

The Company recorded LCM adjustments of $4,389 to its finished goods inventories during 2015, $3,561 to its finished goods inventories during 2014 and $3,739 to its raw material and finished goods inventories in 2013. The 2015, 2014 and 2013 LCM adjustments were the result of the declining LME zinc price, increased production costs in 2013 and 2014 at Monaca as the plant operated at inefficient levels during the impending shutdown, and the incurrence of higher than normal production costs in 2014 and 2015 at the new zinc facility in Mooresboro, North Carolina as it operated at inefficient levels during startup.

NOTE I - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Deferred finance costs	4,705	—
Other	5,410	3,755

	$10,115	$3,755

See Note N – Long Term Debt for more information regarding Deferred finance costs.

NOTE J - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at December 31, 2015 and 2014.

	2015	2014
Land and land improvements	$24,437	$50,117
Buildings and building improvements	41,083	96,904
Machinery and equipment	299,009	736,815
Construction in progress	8,847	33,556

	373,376	917,392
Less accumulated depreciation	(118,535)	(118,299)

	$254,841	$799,093

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company capitalized $2,989, $14,895 and $29,438 of interest expense during the years ended December 31, 2015, 2014 and 2013, respectively, related to the construction of the Mooresboro zinc facility which began operations in May 2014. Through December 31, 2015, the Company had capitalized a total of $58,383 of interest expense related to the Mooresboro zinc facility. The Company recorded an impairment charge of $527,621 related to the Mooresboro facility. See Footnote F-Asset Write-downs and Disposals for information on impairment of the Mooresboro facility. In January 2016, the Mooresboro zinc facility was temporarily idled. See Footnote AA-Subsequent Events, for information on the temporary idling of the Company’s Mooresboro facility.

Depreciation expense for 2015, 2014 and 2013 was $54,082, $34,326 and $28,176, respectively.

NOTE K - INTANGIBLE ASSETS

Intangible assets consisted of the following at December 31, 2015 and 2014:

	2015	2014
Customer contracts	$10,915	$10,915
Customer relationships	1,518	2,068
Non-compete agreements	789	789
Trademark	812	812
Technology	400	930

	14,434	15,514
Less accumulated amortization	(4,983)	(5,322)

	$9,451	$10,192

Intangible assets are amortized on a straight-line basis over their useful lives, which are fifteen to twenty years for the customer contracts and customer relationships, three to twenty years for trademarks, seventeen years for the non-compete agreement and ten years for the technology asset. The Company amortized $742, $1,080 and $1,502 in 2015, 2014 and 2013, respectively, related to intangible assets and will amortize $740 each year for the next five years.

NOTE L - RESTRICTED CASH

At December 31, 2015, the Company had a total of $7,939 recorded as Restricted Cash in the Company’s Consolidated Balance Sheet to cash collateralize letters of credit. The letters of credit outstanding were entered in to collateralize self-insured claims for workers’ compensation and general insurance claims.

NOTE M - DEFERRED FINANCE COSTS AND OTHER

Deferred finance costs and other at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Deferred finance costs	$—	$8,042
Other	1,496	1,220

	$1,496	$9,262

See Note N – Long Term Debt for information regarding the reclassification or write-off of deferred finance costs.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE N - LONG –TERM DEBT

Long-term debt consisted of the following at December 31, 2015 and 2014:

	2015	2014
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount	93,403	89,448
10.50% Senior Secured Notes due June 2017, including the debt premium	205,081	205,169
9.00% Senior Unsecured Notes due July 2017	40,000	40,000
ABL Facility, interest payable at variable rates	—	14,830
Zochem Credit Facility, interest payable at variable rates	17,500	19,400
INMETCO Credit Facility, interest payable at variable rates	—	20,000
Macquarie Credit Facility, interest payable at variable rates	59,451	—
Credit Agreement, interest payable at variable rates	17,389	19,958

	433,079	409,060
Less portion currently payable	433,079	3,044

	$—	$406,016

The loan payable is associated with the NMTC program discussed in Note E - New Markets Tax Credit Program Financing. It is an interest only loan with principal due in June 2016.

Convertible Senior Notes

On July 27, 2011, the Company issued $100,000 of 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company used the proceeds from the offering for the initial stages of construction for the Mooresboro zinc facility and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

Interest on the Convertible Notes is payable semi-annually in arrears on July 1 and January 1 of each year at a rate of 3.80% per annum. The Convertible Notes mature on July 1, 2017. At December 31, 2015, the Convertible Notes were convertible into shares of the Company’s common stock, cash, or a combination of the Company’s common stock and cash, at the Company’s election, at an initial conversion rate of 0.0666667 shares of the Company’s common stock per $1 principal amount of the Convertible Notes (approximately 6,666.67 underlying shares), which was equivalent to an initial conversion price of approximately $15.00 per share of common stock, subject to adjustment in certain circumstances, as defined in the indenture governing the Convertible Notes.

The Convertible Notes are senior unsecured obligations of the Company and at December 31, 2015, ranked senior in right of payment to its future indebtedness expressly subordinated in right of payment to the Convertible Notes; equal in right of payment to its existing and future unsecured indebtedness not so subordinated; effectively junior in right of payment to any of its secured indebtedness, to the extent of the value of the assets securing such indebtedness; and structurally junior to all existing and future indebtedness and other liabilities (including trade payables) of its subsidiaries.

At December 31, 2015, holders of the Convertible Notes could convert their Convertible Notes at the applicable conversion rate at any time on or after April 1, 2017 until the close of business on the second business day immediately preceding the maturity date. The Convertible Notes could be converted prior to April 1, 2017 only under certain circumstances. If the Company underwent a fundamental change, as defined in the indenture governing the Convertible Notes, holders could require the Company to repurchase for cash all or a portion of their notes at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus any accrued and unpaid interest up to, but excluding the fundamental change repurchase date. At December 31, 2015, the Company did not have the right to redeem the Convertible Notes prior to the stated maturity date of July 1, 2017 and no sinking fund was provided for the Convertible Notes.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In accordance with the guidance under ASC 815-15 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, at issuance, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost is recognized in subsequent periods. The fair value of the liability component of the Convertible Notes was calculated to be $78,174, at issuance, and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,805, as additional paid-in capital. The Company is accreting the long-term debt balance to par value over the term of the notes using the interest method as required by ASC 835-30 Imputation of Interest.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs were to be amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. As discussed in more detail below, due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. The Company recognized interest expense of $460 related to the amortization of debt issuance costs for each of the years ended December 31, 2015, 2014 and 2013. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital in 2011.

During the years ended December 31, 2015, 2014 and 2013, the Company recognized $7,755, $7,433 and $7,139, respectively, in interest expense related to the Convertible Notes. Interest expense includes the contractual interest coupon of 3.80% and amortization of the discount on the liability component. This interest expense reflects an effective interest rate of 8.50%.

The carrying amount of the Convertible Notes was $93,403 with an unamortized discount of $6,597 at December 31, 2015. The carrying amount of the Convertible Notes was $89,448 with an unamortized discount of $10,552 at December 31, 2014. The carrying amount of the equity component was $3,564 and $6,052 at December 31, 2015 and 2014, respectively. The accumulated accretion related to the equity component was $9,457 and $6,969 at December 31, 2015 and 2014, respectively. The fair value of the Convertible Notes was estimated to be approximately $26,000 and $122,000 at December 31, 2015 and 2014, respectively, per pricing obtained from a pricing data service. The data service triangulates pricing based on market indications and their quotes do not represent actual trades only implied pricing based on the bid-ask in the market.

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Convertible Notes automatically and immediately due and payable. As a result, the Company reclassified the Convertible Notes to Current maturities of long-term debt in the Consolidated Balance Sheet at December 31, 2015. In February 2016, in connection with the Chapter 11 proceedings, Delaware Trust Company was appointed as trustee under the indenture governing the Convertible Notes. See Note A - Organization and Basis of Presentation and Note AA - Subsequent Events, for additional information about the Chapter 11 proceedings.

ABL Facility

On September 28, 2011, the Company’s subsidiary Horsehead entered into an ABL Facility (the “ABL Facility”), as borrower, with PNC Bank, as agent and lender, to support liquidity needs for the Company’s Mooresboro zinc facility and to allow for the availability of previously restricted cash. Horsehead Holding Corp. also entered into the ABL Facility, as guarantor of Horsehead’s obligations.

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

The ABL Facility was terminated on July 6, 2015 when an $80,000 secured revolving credit facility became effective among Horsehead, HMP, The International Metals Reclamation Company, LLC (“INMETCO”) and Macquarie Bank Limited (“Macquarie”), as administrative agent and sole arranger (the “Macquarie Credit Facility”). The Macquarie Credit Facility replaced both the $20,000 INMETCO Facility (as defined below) and the $60,000 ABL Facility.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company incurred total issuance costs of $600 in connection with the ABL Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were being amortized to interest expense over the term of the ABL Facility. The remaining unamortized issuance costs of $201 related to the ABL Facility were written off to interest expense during the third quarter of 2015. Interest expense of $281, $122 and $90 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2015, 2014 and 2013, respectively.

Senior Secured Notes

On July 26, 2012, the Company completed a private placement of $175,000 in aggregate principal amount of 10.50% Senior Secured Notes due 2017 (the “Secured Notes”), at an issue price of 98.188% of par. The Company received proceeds of $171,829 and recognized approximately $7,732 in issuance costs in connection with the offering. The total net proceeds from the offering were $164,097. The Company used the proceeds from the Secured Notes to pay for the completion of the construction of the Company’s Mooresboro zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures. The Company recorded an initial debt carrying value of $171,829 (net of the debt discount of $3,171) and is accreting the long-term debt balance to par value over the term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt discount to reflect an effective interest rate of 11.00%.

On June 3, 2013, the Company completed the sale to certain purchasers of an additional $20,000 in aggregate principal amount of its Secured Notes (the “2013 Additional Notes”) at an issue price of 106.50% of the principal amount of the 2013 Additional Notes plus accrued interest from June 1, 2013, in a private placement to investors who were both qualified institutional buyers and accredited investors. The Company received net proceeds of $20,955 after deducting approximately $345 in issuance costs in connection with the offering. The Company recorded an initial debt carrying value of $21,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate of 8.6%.

On July 29, 2014, the Company completed the sale of an additional $10,000 aggregate principal amount of the Company’s 10.50% Secured Notes due 2017 (the “2014 Additional Notes”), at an issue price of 113.00% of par. The 2014 Additional Notes were offered to investors who were both qualified institutional buyers and accredited investors in a private placement. The Company received net proceeds of $10,962 after deducting approximately $338 in issuance costs in connection with the offering. The Company recorded an initial debt carrying value of $11,300 (including the debt premium of $1,300) and is amortizing the long-term debt balance to par value over the remaining term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest. Interest expense includes the contractual interest coupon of 10.50% and amortization of the debt premium to reflect an effective interest rate 5.5%.

Interest on the Secured Notes, 2013 Additional Notes and 2014 Additional Notes (collectively, the “Senior Secured Notes”) is payable at a rate of 10.50% per annum, in cash semi-annually, in arrears, on June 1 and December 1 of each year. The Senior Secured Notes mature on June 1, 2017. The Company recorded interest expense of $21,283, $21,053 and $19,986 for the years ended December 31, 2015, 2014 and 2013, respectively.

At December 31, 2015, the Senior Secured Notes were fully and unconditionally guaranteed, on a senior secured basis, by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Senior Secured Notes and the related guarantees were secured by a first-priority lien on all of the Company’s and the Guarantors’ existing and future property and assets, whether real, personal or mixed (other than certain excluded assets), subject to certain permitted liens; provided that the lien on the accounts receivable, inventory, certain deposit accounts, cash and certain other assets and, in each case, the proceeds thereof, of Horsehead and the guarantors under the Macquarie Credit Facility was a second-priority lien. The Senior Secured Notes were the Company’s and the Guarantors’ senior secured obligations. The Senior Secured Notes and the guarantees ranked equal in right of payment with any of the Company’s and the Guarantors’ senior indebtedness, including indebtedness under the Macquarie Credit Facility and the Company’s Convertible Notes. The Senior Secured Notes and the guarantees ranked senior in right of payment to any of the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Senior Secured Notes or guarantees. The Senior Secured Notes and the guarantees were effectively senior to any of the Company’s or the Guarantors’ unsecured indebtedness, including the Convertible Notes, to the extent of the value of the collateral securing the Senior Secured Notes, and the Senior Secured Notes were effectively senior to indebtedness of the Company that was not guaranteed by the Guarantors, including the Company’s Convertible Notes, to the extent of the value of the guarantees. With respect to the collateral securing the Senior Secured Notes, the Senior Secured Notes and the guarantees were effectively junior

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

to the Company’s and the Guarantors’ obligations under the Macquarie Credit Facility, to the extent of the value of the collateral securing the Macquarie Credit Facility on a first-lien basis, and effectively senior to the Company’s and the Guarantors’ obligations under the Macquarie Credit Facility, to the extent of the value of the collateral securing the Macquarie Credit Facility on a second-lien basis.

At December 31, 2015, the Company could redeem some or all of the Senior Secured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption or, on or after June 1, 2016, at a redemption price equal to 105.25%, plus accrued and unpaid interest, if any, to the date of redemption.

The Indenture contains certain covenants including the following: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Indenture also provides for customary events of default. On October 24, 2012, the Company entered into the First Supplemental Indenture to the Senior Secured Notes to add HMP as an additional subsidiary guarantor under the Indenture.

At December 31, 2015, there was an aggregate of $205,000 par value of Senior Secured Notes outstanding. The carrying amount of the Senior Secured Notes was $205,081 with an unamortized premium of $81 at December 31, 2015. The carrying amount of the Senior Secured Notes was $205,169 with an unamortized premium of $169 at December 31, 2014. The fair value of the Senior Secured Notes was estimated to be approximately $138,000 and $224,000 at December 31, 2015 and 2014, respectively, per pricing obtained from a pricing data service. The data service triangulates pricing based on market indications and their quotes do not represent actual trades only implied pricing based on the bid-ask in the market.

Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs were to be amortized to interest expense over the term of the Senior Secured Notes. As discussed in more detail below, due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. The Company recognized interest expense of $1,805, $1,736 and $1,652 related to the amortization of debt issuance costs during the years ended December 31, 2015, 2014 and 2013, respectively.

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Senior Secured Notes automatically and immediately due and payable. As a result, the Company has reclassified the Senior Secured Notes to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015. See Note A - Organization and Basis of Presentation and Note AA - Subsequent Events, for additional information about the Chapter 11 proceedings.

Credit Agreement

On August 28, 2012, Horsehead and HHC entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provided for the financing of up to €18,583 (approximately $25,805 USD) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A., a Spanish corporation providing equipment and related products and services for the Mooresboro zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion (“CESCE”). The facility became effective on November 14, 2012.

The obligations of Horsehead under the Credit Agreement are secured by an unconditional guarantee of the Company, but are not secured by security interest or mortgages on any real or personal property of Horsehead, the Company or any of the Company’s other direct or indirect subsidiaries.

At December 31, 2015, the Credit Agreement provided for drawings under the agreement to be repaid semiannually over a period ending on February 2024, amortizing over that period, and bearing interest at a per annum rate equal to the London Interbank Offered Rate (“LIBOR”) plus 3.20%. Principal and interest payments were due quarterly. The Company paid a commitment fee of 0.50% calculated on the undrawn amount of the Credit Agreement semiannually. At December 31, 2015, the Company had outstanding borrowings of $17,389 under the Credit Agreement and no remaining availability. The carrying amount of the debt approximated fair value at December 31, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Credit Agreement contains customary events of default. At December 31, 2015, in the event of a default, the Credit Agreement would have been terminated and immediate repayment required for all amounts outstanding under the Credit Agreement including accrued interest. At December 31, 2015, the Credit Agreement contained a maximum Debt to Equity ratio of 1.2:1. The Credit Agreement also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were to be amortized to interest expense over the term of the Credit Agreement. As discussed in more detail below, due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. Interest expense of $141 related to the amortization of deferred finance costs were recorded during each of the years ended December 31, 2015, 2014 and 2013.

The commencement of the Debtors’ Chapter 11 cases filed on filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Credit Agreement automatically and immediately due and payable. As a result, the Company has reclassified all remaining obligations under the Credit Agreement to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015. See Note A - Organization and Basis of Presentation and Note AA - Subsequent Events, for additional information about the Chapter 11 proceedings.

Zochem Revolving Credit and Security Agreement

On December 21, 2012, Zochem entered into a Revolving Credit and Security Agreement (the “Zochem Facility”), as borrower, with PNC Bank, Canada Branch, as agent and lender. The Company also entered into the Zochem Facility as a guarantor of Zochem’s obligations. Zochem entered into the Zochem Facility to support liquidity during the construction of a production capacity expansion at its facility located in Brampton, Ontario. On April 29, 2014, Zochem terminated the $15,000 CAD Zochem Facility and entered into, as borrower, a new $20,000 revolving credit facility (the “2014 Zochem Facility”) with PNC Bank, as agent and lender. The Company also entered into the 2014 Zochem Facility as a guarantor of Zochem’s obligations. Terms under the 2014 Zochem Facility were essentially the same as the terms under the terminated Zochem Facility.

The 2014 Zochem Facility provided for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. At December 31, 2015, the aggregate amount of loans permitted under the 2014 Zochem Facility could not exceed a borrowing base consisting of the lesser of: (a) $20,000, minus the aggregate undrawn amount of outstanding letters of credit, and (b) the sum of a certain portion of eligible accounts receivables and eligible inventory of Zochem, minus the aggregate undrawn amount of outstanding letters of credit and certain availability reserves. At December 31, 2015, up to an aggregate of $5,000 was available for the issuance of letters of credit, which reduced availability under the 2014 Zochem Facility. Zochem’s obligations are secured by a first priority lien (subject to certain permitted liens) on substantially all of the tangible and intangible assets of Zochem. At December 31, 2015, the Company had $17,500 in outstanding borrowings under the 2014 Zochem Facility. There was no undrawn availability at December 31, 2015. The carrying amount of the debt approximated fair value at December 31, 2015.

Borrowings by Zochem under the 2014 Zochem Facility bore interest at a rate per annum which, at the option of Zochem, can be either: (a) a domestic rate equal to the “alternate base rate,” as determined under the 2014 Zochem Facility, plus an applicable margin of 1.00% based on average undrawn availability, or (b) a CDOR, LIBOR or eurodollar rate as applicable, plus a margin of 2.50% based on average undrawn availability. Zochem paid a letter of credit fee to the lenders under the Zochem Facility of 2.50%, based on average undrawn availability, and a fronting fee to the issuing bank equal to 0.25% per annum on the average daily face amount of each outstanding letter of credit, as well as certain other related charges and expenses.

Zochem paid an unused line fee to the lenders of 0.75% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeded the average daily unpaid balance of revolver loans and undrawn amount of any outstanding letters of credit during any calendar quarter.

The 2014 Zochem Facility contains customary events of default. At December 31, 2015, during an event of default, if the agent or lenders holding greater than 66 2/3% of the advances under the facility so elected, the interest rate applied to any outstanding obligations would be equal to the otherwise applicable rate (including the highest applicable margin) plus 2.0% and any

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

letter of credit fees would be increased by 2.0%. Upon (a) the occurrence of an event of default related to the bankruptcy of Zochem or the Company or (b) at the option of lenders holding greater than 66 2/3% of the advances under the facility, the occurrence of any other event of default, all obligations under the 2014 Zochem Facility became immediately due and payable. At December 31, 2015, the 2014 Zochem Facility also contained a minimum fixed charge coverage ratio of 1.15:1.00 which Zochem had to comply with at the time of any advance request. The 2014 Zochem Facility also contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants.

On January 6, 2016 and January 13, 2016, the Company received notices of default, effective November 30, 2015 and December 31, 2015, from PNC Bank related to failure to comply with the required fixed charge coverage ratio under the 2014 Zochem Credit Facility following transfers of funds to Horsehead in 2015. The notice sent on January 13, 2016, demanded immediate payment of all outstanding obligations under the 2014 Zochem Credit Facility.

The Company incurred total issuance costs of $201 in connection with the 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were to be amortized to interest expense over the remaining term of the 2014 Zochem Facility, however, based upon the notices of default, which stated defaults as of November 30, 2015 and December 31, 2015, the remaining deferred finance costs were written off. Interest expense of $116, $55 and $30 related to the amortization and write-off of deferred finance costs was recognized during the years ended December 31, 2015, 2014 and 2013, respectively.

INMETCO Senior Secured Revolving Credit Agreement

On June 24, 2013, INMETCO entered into a Senior Secured Revolving Credit Agreement (the “INMETCO Facility”), as borrower, with Wells Fargo Bank, N.A., as lender. The Company entered into a guaranty of INMETCO’s obligations under the INMETCO Facility. INMETCO entered into the INMETCO Facility to support working capital requirements and for general corporate purposes. On March 31, 2014, the Company entered into the First Amendment to the Credit Agreement which amended certain provisions of the Credit Agreement including the increase of the maximum advances allowed from $15,000 to $20,000.

The INMETCO Facility was terminated on July 6, 2015 when a new $80,000 secured revolving credit facility became effective among Horsehead, HMP and INMETCO and Macquarie, as administrative agent and sole arranger. The Macquarie Credit Facility replaced both the $20,000 INMETCO Facility and the $60,000 ABL Facility.

INMETCO incurred issuance costs of $151 in connection with the INMETCO Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were being amortized to interest expense over the term of the INMETCO Facility. The remaining unamortized issuance costs related to the INMETCO Facility were written off to interest expense during the third quarter of 2015. Interest expense of $79, $51 and $21 related to the amortization of deferred finance costs was recorded during the years ended December 31, 2015, 2014 and 2013, respectively.

Senior Unsecured Notes

On July 29, 2014, the Company completed the sale of $40,000 aggregate principal amount of 9.00% Senior Notes due 2017 (the “Unsecured Notes”), at an issue price of 100.00% of par. The Unsecured Notes were offered to investors who were both qualified institutional buyers and accredited investors in a private placement. The Company received net proceeds of $38,686 after deducting approximately $1,314 in issuance costs in connection with the offering.

The Unsecured Notes were issued pursuant to an indenture, dated as of July 29, 2014 (the “Unsecured Notes Indenture”), among the Company, the Guarantors and U.S. Bank National Association, as trustee. In February 2016, in connection with the Chapter 11 cases, Wilmington Trust, National Association, was appointed as trustee under the indenture governing the Unsecured Notes. Interest under the Unsecured Notes is payable at a rate of 9.00% per annum, in cash semi-annually, in arrears, on June 1 and December 1 of each year, beginning on December 1, 2014 and mature on June 1, 2017. The Company recorded interest expense of $3,600 and $1,520 for the years ended December 31, 2015 and 2014, respectively.

The Unsecured Notes are fully and unconditionally guaranteed, on a senior unsecured basis (other than as described below), by the Company’s existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The Unsecured Notes are the Company’s and the Guarantors’ senior unsecured obligations (other than as described below). At December 31, 2015, the Unsecured Notes and the guarantees (i) ranked equal in right of payment with the Company’s and the Guarantors’ senior

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

indebtedness (other than as described below) (including indebtedness under the Company’s Senior Secured Notes due 2017, the Convertible Notes due 2017, and the Macquarie Credit Facility; (ii) ranked senior in right of payment with the Company’s and the Guarantors’ future indebtedness that is expressly subordinated to the Unsecured Notes, and (iii) were effectively junior to the Company’s and the Guarantors’ obligations under the Senior Secured Notes and the Macquarie Credit Facility, to the extent of the value of the collateral securing such indebtedness.

At December 31, 2015, the Company could redeem some or all of the Unsecured Notes, on or after June 1, 2016 at a redemption price equal to 104.50%, plus accrued and unpaid interest, if any, to the date of redemption. In addition, the Company could, at its option, redeem some or all of the Unsecured Notes prior to June 1, 2016, by paying a make-whole premium, plus accrued and unpaid interest, if any, to the date of redemption.

The indenture, governing the Unsecured Notes, contains certain covenants, including the following: (i) incur additional indebtedness and guarantee indebtedness; (ii) declare or pay dividends, redeem capital stock or make other distributions to stockholders; (iii) make investments and acquire assets; (iv) sell or transfer certain assets; (v) enter into transactions with affiliates; (vi) create liens or use assets as security in other transactions; (vii) enter into sale and leaseback transactions; (viii) merge or consolidate, or sell, transfer, lease or dispose of substantially all of its assets; and (ix) make certain payments on indebtedness. The Unsecured Notes Indenture also provides for customary events of default.

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs were being amortized to interest expense over the term of the Unsecured Notes. As discussed in more detail below, due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. The Company recognized interest expense of $464 and $193 related to the amortization of debt issuance costs during the year ended December 31, 2015 and 2014, respectively.

The fair value of the Unsecured Notes was estimated to be approximately $23,700 and $40,000 at December 31, 2015 and 2014, respectively, per pricing obtained from a pricing data service. The data service triangulates pricing based on market indications and their quotes do not represent actual trades only implied pricing based on the bid-ask in the market.

The commencement of the Debtors’ Chapter 11 cases filed on filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Senior Unsecured Notes automatically and immediately due and payable. As a result, the Company has reclassified the Senior Unsecured Notes to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015. See Note A - Organization and Basis of Presentation and Note AA - Subsequent Events, for additional information about the Chapter 11 proceedings.

Macquarie Revolving Credit Facility

On June 30, 2015, the Company’s wholly owned direct and indirect subsidiaries, INMETCO, Horsehead Corporation and HMP, entered into the Macquarie Credit Facility with Macquarie, which became effective on July 6, 2015 and matures on May 15, 2017. The new $80,000 facility replaced both the ABL Facility and the INMETCO Facility. The Macquarie Credit Facility was the same maximum principal amount, and is secured by certain assets of Horsehead Corporation and INMETCO. The Company had $59,451 in outstanding borrowings at December 31, 2015 and no remaining availability. The carrying amount of the debt approximated fair value at December 31, 2015.

The aggregate amount of loans permitted under the revolving credit facility could not exceed a borrowing base of $80,000. The available borrowing base consisted of the sum of a portion of eligible cash on hand, accounts receivable, inventory and other eligible amounts as determined by the credit agreement governing the Macquarie Credit Facility. Borrowings bore interest at a rate per annum, which is the sum of the designated LIBOR rate plus an applicable margin of 4.10%. The Company paid an unused line fee to the lenders of 1.5% per annum, based on average undrawn availability, times the amount by which the maximum revolving advance amount exceeds the average daily unpaid balance of revolver loans.

The Company’s obligations under the Macquarie Credit Facility are secured by a first priority lien (subject to certain permitted liens) on substantially all of the personal property of INMETCO, Horsehead Corporation and HMP, including accounts receivable, inventory, deposit accounts, equipment and general intangibles.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Macquarie Credit Facility contains customary restrictive negative covenants as well as customary reporting and other affirmative covenants. Additionally, at December 31, 2015, the Company had to be in compliance at all times with certain financial covenants relating to tangible net worth, net working capital and adjusted EBITDA as defined in the credit agreement governing the Macquarie Credit Facility.

On January 5, 2016, the Company received a notice of default, as of December 31, 2015, from Macquarie related to, among other things, insufficient borrowing base availability under the Macquarie Credit Facility. As a result of receiving this notice, the Company has reclassified indebtedness outstanding under the Macquarie Credit Facility to Current maturities of long-term debt in the Consolidated Balance Sheet at December 31, 2015. See Footnote AA-Subsequent Events.

The Company incurred total issuance costs of $1,635 in connection with the Macquarie Credit Facility. These costs were initially capitalized in the Company’s Consolidated Balance Sheet as a component of other assets and were to be amortized to interest expense over the remaining term, however, based upon the notice of default as of December 31,2015, all deferred finance costs were written off at December 31, 2015.

Other

At December 31, 2015, the Company had a total of $364 in letters of credit outstanding under the 2014 Zochem Facility and $7,939 in letters of credit that are cash collateralized and recorded as Restricted cash in the Company’s Consolidated Balance Sheet at December 31, 2015. The letters of credit and restricted cash will be used to collateralize self-insured claims for workers’ compensation and other general insurance claims.

At December 31, 2014, the Company had $7,926 of letters of credit outstanding under the ABL and 2014 Zochem Facility primarily to collateralize self-insured claims for workers’ compensation and other general insurance claims. The Company also had three surety bonds outstanding in the amount of $11,213 to collateralize closure bonds for the three facilities located in Pennsylvania at both December 31, 2015 and 2014.

NOTE O - ACCRUED EXPENSES

Accrued expenses at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Employee related costs	$5,868	$5,717
EAF dust processing reserve	3,336	3,684
Workers’ compensation insurance claim liabilities	1,500	1,500
Unearned tolling revenue	1,305	2,434
Accrued sales tax	2,291	950
Accrued interest	4,534	4,473
Accrued hedge contracts	1,275	375
Accrued insurance	1,749	1,767
Unearned contractual services	—	3,976
Other	2,972	10,769

	$24,830	$35,645

NOTE P - INCOME TAXES

The components of loss before income taxes for the years ending December 31 are as follows:

	2015	2014	2013
United States	$(670,686)	$(41,984)	$(29,355)
Canada	5,639	13,554	7,941

	$(665,047)	$(28,430)	$(21,414)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The components of income tax provision (benefit) for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current provision (benefit)
Federal	$325	$—	$—
State and local	(45)	1,072	1,154
Foreign	227	2,294	1,271

	507	3,366	2,425
Deferred (benefit) provision:
Federal	(5,955)	(12,681)	(10,888)
State and local	4,575	(4,385)	457
Foreign	1,214	726	551

	(166)	(16,340)	(9,880)

Income tax provision (benefit)	$341	$(12,974)	$(7,455)

The reconciliation between income tax provision (benefit) and the amount computed by applying the statutory federal income tax rate of 35% to loss before income taxes is as follows:

	2015	2014	2013
Income taxes at statutory rate	$(232,766)	$(9,950)	$(7,495)
State and local income taxes, net of federal tax effect	(11,693)	(2,093)	1,047
State tax credit	(185,974)	—	—
Valuation allowance	419,386	—	—
Executive compensation	—	364	230
Research and development credit	—	(80)	(139)
Undistributed foreign earnings	10,942	—	—
Section 956 deemed dividend	569	—	—
Withholding tax	325	—	—
Foreign rate differential	(565)	(1,256)	(794)
Other	117	41	(304)

Income tax provision (benefit)	$341	$(12,974)	$(7,455)

The effective tax rates for the years ended December 31, 2015, 2014 and 2013 were (0.1)%, 45.6% and 34.8%, respectively.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The components of the Company’s net deferred tax asset (liability) at December 31, 2015 and 2014 are as follows:

	2015	2014
Deferred tax assets:
Accrued fringe benefits	412	$104
Prepaid hedge contracts	507	90
Stock compensation	5,668	4,628
State tax credits	188,171	2,197
State net operating loss carry forward	10,152	7,534
Federal net operating loss carry forward	120,215	49,003
Inventory	8,363	1,205
Accrued workers compensation	—	901
Partnership allocations	552	70
Property, plant and equipment	96,473	—
Other	5,772	7,563

Gross deferred tax asset	436,285	73,295
Valuation reserve	(422,091)	(2,706)

Net deferred tax asset	14,194	70,589
Deferred tax liabilities:
Property, plant and equipment	—	(67,452)
Deferred financing costs	(2,425)	(4,090)
Undistributed foreign earnings	(12,488)	—
Intangible assets	(645)	(704)
Other	(1,749)	(1,694)

Total deferred tax liabilities	(17,307)	(73,940)

Net deferred tax liability	$(3,113)	$(3,351)

The above deferred tax assets and liabilities at December 31, 2015 and 2014 have been included in the Company’s consolidated balance sheets as follows:

	2015	2014
Current deferred tax asset	$—	$5,251
Current deferred tax liability	—	—

Net current deferred tax asset	—	5,251
Non-current deferred tax asset	—	—
Non-current deferred tax liability	(3,113)	(8,602)

Net non-current deferred tax liability	(3,113)	(8,602)
Net deferred tax liability	$(3,113)	$(3,351)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination generally range from 2010 through 2015. During the fourth quarter of 2015, the Company experienced dramatic liquidity constraints making it necessary that funds be transferred from the foreign subsidiary to the Company. At December 31, 2015 the Company owed the foreign subsidiary $6,500. Subsequently the Company received notices of default from both revolving credit facility lenders notifying that the revolving credit facilities were in default as of December 31, 2015. The Company has no means of repaying funds to the foreign subsidiary and has since filed for bankruptcy. For 2015, U.S. income taxes and foreign withholding taxes are provided on undistributed earnings of foreign subsidiaries because it is expected such earnings will not be permanently reinvested in the operations of such subsidiaries. For 2014, U.S. income taxes and foreign withholding taxes were not provided on undistributed earnings of foreign subsidiaries because it was expected such earnings would be permanently reinvested in the operations of such subsidiaries. It was not practical to determine the amount of income tax liability that would have resulted had such earnings been repatriated.

In October 2015, the Company received a tax certification notice from the state of North Carolina that it had qualified for and been approved for an income tax credit on the eligible assets related to its recycling equipment at its facility located in Mooresboro, North Carolina. The Company is eligible to receive a tax credit not to exceed 50% of its verified equipment which exceeded $500,000 in total cost. During the fourth quarter of 2015, the Company recorded the related tax benefit, which was offset by, the required valuation allowance.

At December 31, 2015 and 2014, the Company had U.S. net operating loss carryforwards of approximately $349,000 and $144,000, respectively. Of that amount, $5,100 and $4,200 relates to stock-based compensation tax deductions in excess of book compensation expense (the “APIC NOL’s”) at December 31, 2015 and 2014, respectively, that will be credited to additional paid-in-capital when such deductions reduce taxes payable as determined on a “with-and-without” basis. The APIC NOL’s will reduce federal taxes payable if realized in future periods. The APIC NOL’s related to such benefits are not included in the table below.

The details of our U.S. federal and state net operating loss carryforwards and U.S. state tax credit carryforwards as of December 31, 2015 are summarized as follows:

		U.S. Federal	U.S. State	U.S. State
		Net Operating Loss	Net Operating Loss	Credit
Generated	Expiration	Carryforwards	Carryforwards	Carryforwards

2010 - 2015	2030 - 2035	$343,473	$—	$—
2004 - 2015	2016 - 2035	—	243,418	—
2007 - 2015	2017 - 2039	—	—	188,171

		$343,473	$243,418	$188,171

Due to the uncertainty surrounding the realization of the related deferred tax assets in future tax returns, as a result of recent history of net operating losses due to ramp up challenges at the Mooresboro facility and softening commodity prices, the Mooresboro facility impairment and the subsequent Chapter 11 bankruptcy filing on February 2, 2016, all of the net deferred U.S. tax assets have been fully offset by a valuation allowance at December 31, 2015. The remaining deferred tax liabilities result from the Company’s Canadian operations. See Note A - Organization and Basis of Presentation and Note AA - Subsequent Events, for additional information about the Chapter 11 proceedings. In 2014, the Company believed that the Mooresboro facility would be running at full capacity in 2015. The income projections at that time justified no valuation allowance against the federal U.S. net operating loss carryforwards.

Due to the change of ownership provisions of the Tax Reform Act of 1986, use of a portion of our domestic net operating loss and tax credit carryforwards may be limited in future periods, which would result in all or a portion of the carryforwards expiring. Further, a portion of the carryforwards may expire before being applied to reduce future income tax liabilities.

The Company had no unrecognized tax benefits as of December 31, 2015 and 2014, respectively. The Company classifies all income tax related interest and penalties as interest expense, which were not significant for 2015, 2014 and 2013.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE Q—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at December 31, 2015 and 2014 consisted of the following:

	2015	2014
Environmental obligations	$567	$620
Insurance claim liabilities	5,603	7,753
Asset retirement obligations	5,123	4,775
Deferred purchase price obligation	3,538	3,769
Other	674	1,374

	$15,505	$18,291

Environmental obligations

Environmental obligations include estimated post-closure costs required by the EPA’s Resource Conservation and Recovery Act (“RCRA”) related to a portion of the property at the Company’s Bartlesville, Oklahoma facility. This liability was recorded based on the estimated costs required to achieve compliance with the RCRA. In 2006, a post-closure permit was issued by the Oklahoma Department of Environmental Quality which triggered the beginning of a thirty year period of post-closure care. Based on the Company’s annual review of the estimated costs required for the care specified under the permit, the liability was adjusted in 2015 and 2014 to reflect the discounted net present value of these costs using an undiscounted obligation of $1,123 in 2015 and $1,262 in 2014 and a discount rate of 6%. The environmental obligations related to Bartlesville at December 31, 2015 totaled $609, of which $42 is recorded as a current liability.

Insurance claim liabilities

Insurance claim liabilities represent the non-current portion of the Company’s liabilities for self-insured retention under certain insurance policies, primarily related to workers’ compensation. The Company estimates $1,500 of workers’ compensation claims will be paid in 2016 pursuant to certain relief granted with respect to such claims by the Bankruptcy Court. See Note O- Accrued Expenses.

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

The second is for the ultimate closure of the Monaca facility’s fully permitted landfill. The original long lived asset cost was determined to be $632 and is being amortized and accreted over an 18 year period. During the fourth quarter of 2011, the Company received notification from the Pennsylvania Department of Environmental Protection (“PADEP”) that an additional bond would be required to fulfill obligations related to the landfill at the Monaca facility. The Company determined the additional long lived asset to be $815 and this amount is being amortized and accreted over a 10 year period. Due to the sale of the Monaca land to Shell in June 2015, the Company was required to submit a closure plan to PADEP for the landfill during the fourth quarter of 2015. The Company has not received a final response from PADEP with respect to the closure plan.

The third relates to the permitted storage units at the Palmerton facility. Its original cost was valued at $206 and is being amortized and accreted over a 25 year period.

The related depreciation expense for each of the years ended December 31, 2015, 2014 and 2013 associated with the capitalized costs were $134 and the related expense (which is included in interest expense) associated with accreting the liabilities for the years ended December 31, 2015, 2014 and 2013 was $348, $323 and $300, respectively.

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

During the first quarter of 2012, the variable portion of the payments was renegotiated and an upfront payment of approximately $1.5 million was made. The renegotiated variable payments were discounted using a rate of 13.3%. At December 31, 2015, the net present value of the payments was approximately $4,188 of which $650 is recorded as a current liability.

NOTE R - EMPLOYEE BENEFIT PLANS

The Company maintains two defined contribution 401(k) plans that cover substantially all of its employees at the Horsehead and INMETCO locations. All Horsehead and INMETCO salaried employees and INMETCO hourly employees are automatically enrolled at 4% of their pay upon date of hire. Effective October 1, 2009, the Company amended the eligibility requirements in the plan covering the Horsehead hourly employees. Under the amendment, hourly employees are eligible to enroll ninety days after their date of hire. Employees may make elective deferral contributions to the plans subject to certain plan and statutory limitations. The Company makes all contributions to the plans on behalf of each employee who has achieved one year of service.

Under the plans covering the salaried employees and the INMETCO hourly employees, the Company contributes 3% of an employee’s total compensation and also matches 50% up to the first 4% of an employee’s deferral contribution based on total compensation. The provisions for all contributions to the plan for 2015, 2014 and 2013 were $935, $1,058 and $1,081, respectively.

In 2015, 2014 and 2013, the Company made contributions and matching contributions to the plans covering Horsehead hourly employees in accordance with the provisions of the various basic labor agreements. The provisions for all contributions for 2015, 2014 and 2013 were approximately $369, $911 and $1,546, respectively. In 2014, due to the permanent closure of the Monaca facility, the hourly plan’s turnover rate was greater than 20% and a partial plan termination was presumed to occur. As a result of the partial plan termination, the accrued benefits of all affected employees became 100% vested.

As part of the acquisition of Zochem on November 1, 2011, the Company assumed the pension assets and pension liability for both the hourly and salary pension plans which were in effect at the time of the acquisition. The hourly and salaried plans cover 30 active and 32 non-active employees. These plans are maintained and contributions are made in accordance with the Pension Benefits Act of Ontario, which prescribes the minimum contributions that the Company must make to the plans.

Expense related to the plans for the years ended December 31, 2015 and 2014 and 2013 was $37, $44 and $201, respectively.

Net periodic benefit costs for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Components of net periodic benefit cost:
Service Cost	$113	$135	$256
Interest Cost	158	188	202
Expected return on plan assets	(218)	(260)	(257)
Amortization of gains	(16)	(19)	—

Net periodic benefit cost	$37	$44	$201

Net periodic benefit expected to be recognized from the amortization of net gain is estimated to be $23 in 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The change in the funded status of the pension plans for the years ended December 31, 2015 and 2014 is as follows:

	2015	2014
Change in benefit obligation:
Benefit obligation at beginning of period	$4,576	$4,439
Service Cost	140	135
Interest Cost	148	188
Actuarial (gains) losses	(5)	550
Currency translation	(740)	(370)
Benefits paid	(388)	(366)

Benefit obligation at end of year	$3,731	$4,576

Change in plan assets:
Plan assets at beginning of period	$4,949	$4,839
Expected return on plan assets	242	260
Employer contribution	145	159
Actuarial gains (losses)	(228)	461
Currency translation	(801)	(404)
Benefits paid	(388)	(366)

Plan assets at the end of year	$3,919	$4,949

Funded status of Plan	$188	$373

Amounts recognized in the balance sheet consist of:
Noncurrent assets - see Footnote M - Deferred finance costs and other	$188	$373

The measurement date for both the hourly and salaried plans was December 31st for each respective year.

The accumulated benefit obligation for all defined benefit pension plans as of December 31, 2015 was $3,731.

The expected contributions by the Company for 2016 are estimated to be $169.

Benefit payments for pension benefits, which are primarily funded by the pension plan are expected to be paid as follows:

2016	$149
2017	149
2018	152
2019	163
2020	166
2021 - 2022	901

The weighted average assumptions as of December 31, 2015 and 2014 were as follows:

	2015	2014
Discount rate	4.00%	4.00%
Expected return on plan assets	6.00%	6.00%
Hourly plan - average salary increase rate	0.00%	0.00%
Salaried plan - average salary increase rate*	2.25%	2.50%

* per year plus a merit scale

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

These assumptions are used to develop the projected obligation at fiscal year end and to develop net periodic benefit cost for the subsequent fiscal year. Therefore, for fiscal 2015, the assumptions used to determine net periodic benefit costs were established at December 31, 2014, while the assumptions used to determine the benefit obligations were established at December 31, 2015. The Canadian Institute of Actuaries has partnered with Fiera Capital to produce yield curves. The Company determined the appropriate discount rate based on a review of these published yield curves and used the yield curve that most closely matched the characteristics of the plan. The yield curve indicates a discount rate of 4.00% would be appropriate.

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

The weighted average asset allocation for the Company’s pension plans at December 31, 2015 and 2014 by asset category is as follows:

	2015	2014
Equity securities	57.4%	63.9%
Debt securities	23.5%	20.8%
Cash and other	19.1%	15.3%

	100.0%	100.0%

The following table sets forth the Company’s pension plan assets at fair value as of December 31, 2015 and 2014. All of the assets are considered to be within Level 2 of the fair value hierarchy.

	2015	2014
Canadian large cap securities	$1,360	$1,712
United States equity securities	890	1,450
Canadian fixed income	776	876
Cash	745	752
Other	148	159

	$3,919	$4,949

NOTE S—SHARE-BASED COMPENSATION

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. During 2015 and 2014, options to purchase 3 shares and options to purchase 72 shares, respectively, were exercised and the Company received proceeds of $33 and $941, respectively. At December 31, 2015, there were options to purchase 580 shares still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 1.04 years of remaining contractual life. The options outstanding under the 2006 Plan had no intrinsic value at December 31, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The following summarizes the stock option activity under the 2006 Plan:

	Number of shares	Exercise Price
Options outstanding at December 31, 2012	655	$13.00
Exercised in 2013	—	—

Options outstanding at December 31, 2013	655	$13.00
Exercised in 2014	72	13.00

Options outstanding at December 31, 2014	583	$13.00
Exercised in 2015	3	13.00

Options outstanding at December 31, 2015	580	$13.00

Under the 2006 Plan, the Company also granted restricted stock units which normally vest over a five-year service period or upon the achievement of certain performance goals. The Company assumed a forfeiture rate of zero in estimating compensation expense at the grant date. Upon vesting, the underlying stock will be issued for par value. During the year ended December 31, 2015, 2014 and 2013, 204, 214 and 197, respectively, restricted stock units vested having an intrinsic value of $3,042, $3,553 and $2,109, respectively. The related compensation expense for 2015, 2014 and 2013 was $1,036, $1,405 and $1,313, respectively. Unrecognized compensation expense as of December 31, 2015 is $457. The compensation expense related to the restricted stock units will be recognized as $447 in 2016 and $10 in 2017. As of December 31, 2015, there were 218 restricted stock units outstanding having a remaining contractual life ranging from 1.00 to 1.75 years.

The following summarizes the restricted stock units under the 2006 Plan:

	Number of shares	Exercise Price
Restricted stock units outstanding at December 31, 2012	921	$9.81
Vested in 2013	197	8.05
Forfeited in 2013	88	10.03

Restricted stock units outstanding at December 31, 2013	636	$10.32
Vested in 2014	214	8.99

Restricted stock units outstanding at December 31, 2014	422	$10.99
Vested in 2015	204	11.02

Restricted stock units outstanding at December 31, 2015	218	$10.96

On May 17, 2012, the Company adopted the Horsehead Holding Corp. 2012 Incentive Compensation Plan (the “2012 Plan”), after it was approved by the Company’s stockholders at the 2012 Annual Meeting of Stockholders. The 2012 Plan replaced the 2006 Plan, and no further awards, stock options or other grants will be issued under the 2006 Plan. The 2012 Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units and other cash or equity based awards. Directors, officers and other employees of the Company, as well as others performing consulting or advisory services for the Company, are eligible for grants. The 2012 Plan is administered by the Committee and a total of 2,700 shares of the Company’s common stock were initially authorized for issuance. The number of shares available for issuance under the 2012 Plan is subject to adjustment in the event of a reorganization, stock split, merger or similar change in the corporate structure or the number of outstanding shares of common stock. In the event of any of these occurrences, the Committee may make any adjustments considered appropriate to, among other things, the number and kind of shares, options or other property available for issuance under the 2012 Plan or covered by grants previously made under the 2012 Plan. The shares available for issuance under the 2012 Plan may be, in whole or in part, authorized and unissued or held as treasury shares. If awards under the 2012 Plan are for any reason canceled, or expire or terminate unexercised, the shares covered by such awards may again be available for grant.

During the years ended December 31, 2015, 2014 and 2013, the Company granted 126, 133 and 209, respectively, service based restricted stock units with an average grant date fair value of $15.74, $16.11 and $10.54, respectively, per unit. The restricted stock units vest over a one or five-year service period.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

During the years ended December 31, 2015, 2014 and 2013, the Company granted 106, 109 and 174, respectively, restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metal companies. The fair value at the date of grant during 2015, 2014 and 2013 for these restricted stock units was estimated to be $21.92, $31.15 and $20.62, respectively, per unit, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions used for the years ending December 31, 2015, 2014 and 2013 were risk free rates of 1.07%, 0.076% and 0.037%, respectively, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units will be issued for par value.

The following summarizes the restricted stock units under the 2012 Plan

	Number of shares	Exercise Price
Restricted stock units outstanding at December 31, 2012	—
Granted in 2013	383	$15.10
Forfeited in 2013	7	15.57

Restricted stock units outstanding at December 31, 2013	376	$15.10
Granted in 2014	242	23.04
Vested in 2014	36	10.52
Forfeited in 2014	3	23.75

Restricted stock units outstanding at December 31, 2014	579	$18.66
Granted in 2015	232	18.56
Vested in 2015	23	15.83
Forfeited in 2015	177	20.59

Restricted stock units outstanding at December 31, 2015	611	$18.15

The related compensation expense for all 2012 Plan restricted stock units for the years ended December 31, 2015, 2014 and 2013 were $4,384, $3,363 and $1,897, respectively. The remaining contractual life ranged from 1.00 to 4.50 years. Unrecognized compensation expense as of December 31, 2015 was $5,714. Compensation expense related to the 2012 Plan restricted stock units will be recognized as $2,913 in 2016, $1,791 in 2017, $678 in 2018, $328 in 2019 and $4 in 2020.

NOTE T—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company’s marketing strategy includes a metal hedging program that allows customers to secure a firm price for future deliveries under a sales contract. Hedges are entered into based on firm sales contracts to deliver specified quantities of product on a monthly basis for terms generally not exceeding one year. A portion of the Company’s raw material purchases related to such firm price contracts are at varying zinc prices based on the LME. In order to protect its cash flow related to firm price sales contracts, the Company enters into fixed-to-variable swap contracts to convert the LME-based fixed sales price back to variable. Thus, if raw material costs increase as a result of LME zinc price increases, the related sales value and related cash flows will also increase. As of December 31, 2015, the fixed portions of these zinc contracts ranged from a monthly average of $0.71 to $0.93 per pound for zinc.

The Company has hedged approximately 15.7 tons of zinc with fixed-to-variable future swap contracts at December 31, 2015, all of which settle at various dates up to and including December 2016. In January 2016, several brokers required margin calls that the Company could not meet, as a result, most of the zinc fixed-to-variable swap contracts in effect at December 31, 2015 were liquidated.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The Company also enters into fixed to variable swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of December 31, 2015, the Company had a minimal amount of nickel fixed-to-variable swap contracts outstanding.

The Company paid cash of $5,626 and $415 and received cash of $998 from the settlement of swap contracts for the years ended December 31, 2015, 2014 and 2013, respectively.

During 2013, the Company purchased put options, to provide protection to operating cash flow in the event that zinc prices decline below that level during the completion of construction and start up of the new zinc facility. The Company received $1,364 from the settlement of put options during 2013. After 2013, the Company did not enter into any put options.

In mid 2013, the Company converted a portion of its put options into fixed rate swaps. The sale of the put options resulted in a $1,295 cash benefit, and the Company was able to put the swaps in place without any additional payment. During 2014 and 2015, the Company continued to enter into fixed rate swaps at various strike prices in an effort to reduce volatility during the continued ramp up of production at the new zinc facility.

The Company received $19,075, $741 and $1,094, respectively, from the settlement of fixed price swaps during the years ended December 31, 2015, 2014 and 2013.

At December 31, 2015, the Company had no remaining put options but had 4.5 tons of fixed price swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that the Company could not meet, as a result, all of the fixed price swap contracts in effect at December 31, 2015 were liquidated.

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below:

	2015	2014	2013
(Losses) gains included in net sales:
Options	$—	$(3)	$(3,079)
Swaps	14,296	1,383	302

	14,296	1,380	(2,777)
(Losses) gains included in cost of sales:
Swaps	(1,233)	—	—

Total gains (losses) resulting from hedging activities	$13,063	$1,380	$(2,777)

The fair value of the swap contracts and put options at December 31, 2015 and 2014 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)	2015	2014
Swaps included in Accrued expenses	$1,275	$375

The fair values of derivative instruments are based upon a comparison of third party counterparties valuations to ensure that there is an acceptable level of consistency among them. The swap valuations are based on the official LME closing valuations at the end of the trading day on December 31, 2015, using the mid-point of the closing bid and ask prices on all open swap positions regardless of the holder. The closing prices are supervised by the London Clearing House and are regulated by the Financial Services Authority, the financial regulatory body in the United Kingdom.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On November 11, 2011, the Company received notification via email from MF Global UK Ltd. (in special administration) that all outstanding Over the Counter (“OTC”) hedge positions would be closed with an effective date of November 1, 2011. The net value of these outstanding OTC positions was $366 and their value was written off during the fourth quarter of 2011. During the first quarter of 2013, the Company sold its rights to any future bankruptcy settlement for these OTC positions to a third party and received $820.

NOTE U—CONTINGENCIES

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

NOTE V—LOSS PER SHARE

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

The information used to compute basic and diluted loss per share is as follows:

	2015	2014	2013
Basic loss per share:
Net loss	$(665,388)	$(15,456)	$(13,959)
Weighted average shares outstanding – basic	56,632	50,682	45,160
Basic loss per share	$(11.75)	$(0.30)	$(0.31)

Diluted loss per share:
Net loss	$(665,388)	$(15,456)	$(13,959)
Weighted average shares outstanding – diluted	56,632	50,682	45,160
Diluted loss per share	$(11.75)	$(0.30)	$(0.31)

Reconciliation of average shares outstanding – basic to average shares outstanding – diluted:
Weighted average shares outstanding – basic and diluted	56,632	50,682	45,160

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Anti-dilutive shares excluded from earnings per share calculation
	Exercise Price	2015	2014	2013
Options	$13.00	580	598	655
Convertible Notes	15.00	—	713	—
Restricted Stock Units		969	1,025	1,107

Total		1,549	2,336	1,762

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. The Company had stated that it intended to settle the par value in cash and the conversion spread in either cash, shares or a combination of both. As a result, the Company utilized the modified treasury stock method and assumed dilution if the average stock price for the quarter exceeded the conversion price. The share dilution was calculated by dividing the conversion spread value by the average share price for the year. During the years ended December 31, 2015 and 2013, the average stock price was lower than the exercise price for the Convertible Notes and therefore no conversion spread was recognized and no dilution assumed.

NOTE W—COMMITMENTS

Operating Leases

The Company has operating leases for equipment and railroad cars which expire at various dates through February 2022.

Future minimum lease payments under these non-cancelable operating leases as of December 31, 2015 are as follows:

Years Ending December 31,
2016	$5,216
2017	3,727
2018	2,325
2019	1,914
2020	1,349
Thereafter	1,330

$15,861

Rent expense for all operating leases for 2015, 2014 and 2013 approximated $6,540, $5,480 and $5,219 respectively.

Long Term Purchase Agreements

At December 31, 2015, the Company was a party to raw material supply agreements through 2016. The agreements require the Company to purchase approximately 41 tons of SHG metal for 2016 at a variable price based on the monthly average LME zinc price plus a premium. Based on the December 2015 average LME zinc price, this purchase commitment is estimated to be approximately $69,403 for 2016.

NOTE X—ACCUMULATED OTHER COMPREHENSIVE LOSS

Components of accumulated other comprehensive loss consisted of the following at December 31, 2015 and 2014:

	2015	2014
Cumulative translation adjustments	$30	$30
Net pension adjustment (net of income tax of $72 and $159 in 2015 and 2014, respectively)	217	504

Accumulated other comprehensive income	$247	$534

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE Y—SELECTED QUARTERLY FINANCIAL DATA (Unaudited)

	Quarter Ended
	December 31	September 30	June 30	March 31
2015
Sales	$83,007	$106,994	$122,798	$102,144
Cost of sales (excluding depreciation and amortization)	97,055	120,449	120,312	105,844
Depreciation and amortization	13,646	14,188	15,149	11,841
Net loss	$(615,899)	$(27,376)	$(3,619)	$(18,494)
Loss per common share:
Basic	$(10.56)	$(0.48)	$(0.06)	$(0.34)
Diluted	$(10.56)	$(0.48)	$(0.06)	$(0.34)
2014
Sales	$106,630	$110,978	$126,265	$110,064
Cost of sales (excluding depreciation and amortization)	94,915	103,834	115,410	100,000
Depreciation and amortization	11,910	10,528	8,115	4,853
Net (loss) income	$(4,055)	$(7,010)	$(5,120)	$729
(Loss) income per common share:
Basic	$(0.08)	$(0.14)	$(0.10)	$0.01
Diluted	$(0.08)	$(0.14)	$(0.10)	$0.01

During the quarter ended December 31, 2015 the Company recorded an asset impairment charge of $527,621 on the Mooresboro facility.

NOTE Z—SEGMENT INFORMATION

In anticipation of the April 2014 closure of the Monaca facility, the Company ceased production of zinc oxide at that facility on December 23, 2013. During 2014, the Company only produced zinc oxide at the Zochem facility. Consequently, effective January 1, 2014, Horsehead Corporation and Zochem did not continue to meet the aggregation criteria as required by ASC 280 Segment Reporting and were not combined into one reporting segment.

The Company currently reports three segments, Horsehead, Zochem and INMETCO. The Horsehead segment processes EAF dust and other zinc-bearing material to produce and sell zinc and other metals. The Zochem segment produces and sells zinc oxide. The INMETCO segment processes a variety of metal-bearing waste material generated primarily by the specialty steel industry, provides tolling services and produces and sells nickel-chromium-molybdenum-iron remelt alloy to the stainless and specialty steel industries. Accordingly, the 2013 segment information was reclassified to conform to the new segment presentation.

The Company records in the Corporate, eliminations and other column of the table below, eliminations related to the exclusion of revenue resulting from EAF dust service fees charged by its Horsehead segment to its INMETCO segment and sales of zinc metal from its Horsehead segment to its Zochem segment, interest expense recorded on debt which is not allocated to its segments and selling, general and administrative expenses related to its corporate division.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The following table presents information regarding the Company’s segment presentation:

The Year Ended December 31, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$246,474	$127,055	$47,379	$(5,965)	$414,943
Depreciation and amortization	49,448	2,359	3,017	—	54,824
Cost of sales (excluding depreciation and amortization)	302,866	116,194	30,565	(5,965)	443,660
Selling, general and administrative expenses	20,466	2,149	2,622	1,343	26,580
Interest expense	6,639	549	742	31,350	39,280
(Loss) income before income taxes	(647,832)	5,639	9,823	(32,677)	(665,047)

The Year Ended December 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$256,609	$144,685	$54,090	$(1,447)	$453,937
Depreciation and amortization	30,608	1,696	3,102	—	35,406
Cost of sales (excluding depreciation and amortization)	254,563	126,846	34,197	(1,447)	414,159
Selling, general and administrative expenses	17,557	2,398	2,654	1,540	24,149
Interest expense	3,308	475	670	17,227	21,680
(Loss) income before income taxes	(37,189)	13,554	13,906	(18,701)	(28,430)

The Year Ended December 31, 2013	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$311,914	$78,342	$53,638	$(1,958)	$441,936
Depreciation and amortization	25,607	937	3,134	—	29,678
Cost of sales (excluding depreciation and amortization)	303,980	67,342	35,395	(1,958)	404,759
Selling, general and administrative expenses	15,839	2,244	2,691	1,433	22,207
Interest expense	2,429	228	328	(257)	2,728
(Loss) income before income taxes	(40,934)	7,941	12,535	(956)	(21,414)

December 31, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$198,696	$24,746	$31,399	$—	$254,841
Capital expenditures	29,491	815	3,387	—	33,693
Total assets	275,681	70,005	49,655	(3,289)	392,052

December 31, 2014	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$741,128	$26,281	$31,684	$—	$799,093
Capital expenditures	101,044	8,474	1,307	—	110,825
Total assets	841,954	69,706	59,306	2,551	973,517

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE AA—INSURANCE RECOVERIES

On October 28, 2012, a fire occurred at the Company’s INMETCO facility. As INMETCO began its annual maintenance shutdown of the rotary hearth furnace and the submerged arc furnace, it experienced an unrelated fire in the material preparation and blending section of the plant, incurring damage to that portion of the building. The damages from the fire exceeded the Company’s insurance deductible of $500.

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

The Company reached a total final settlement with the insurance carriers of $3,950 during the second quarter of 2013. The additional insurance recoveries of $2,450 is included in Cost of sales of nickel-based material and other services in the Company’s Consolidated Statement of Operations.

The cost and insurance recoveries are summarized in the table below:

2013
Property damage insurance recovery	$2,450
Cost of clean-up and repairs	129
Write off of fixed assets	—

Gain related to insurance recovery included in cost of sales of nickel-based materials and other services	$2,321

Insurance proceeds related to fixed assets	$1,791

Costs capitalized	$1,791

On November 8, 2015, a fire damaged a battery storage building at our INMETCO facility located in Ellwood City, Pennsylvania. The fire did not affect the facility’s primary operations. The Company maintains property coverage. The damages from the fire exceeded the Company’s insurance deductible of $500.

The Company recorded $2,000 in insurance recoveries during the fourth quarter of 2015 relating to property damage and this amount is included in Cost of sales of nickel-based materials and other services in the Company’s Consolidated Statements of Operations. The amount represented a partial settlement of the entire claim and the Company has not yet reached a final settlement with the insurance carriers.

Through December 31, 2015, the Company had incurred clean up, repair and other costs associated with the fire of $982. These costs are included in Cost of sales of nickel-based material and other services in the Company’s Consolidated Statement of Operations.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The cost and insurance recoveries are summarized in the table below:

2015
Property damage insurance recovery	$2,000
Cost of clean-up and repairs	64
Write off of inventory	265
Write off of fixed assets	653

Gain related to insurance recovery included in cost of sales of nickel-based materials and other services	$1,018

Insurance proceeds related to fixed assets	$254

Costs capitalized	$254

NOTE BB—GUARANTOR FINANCIAL INFORMATION

The Senior Secured Notes were issued by Horsehead Holding Corp. and are fully and unconditionally guaranteed, on a senior secured basis by its existing and future domestic restricted subsidiaries, other than certain excluded subsidiaries. The Consolidated Financial Statements are presented net of intercompany activity. The following supplemental financial information sets forth on a consolidating basis, balance sheets, statements of operations, statements of comprehensive income (loss), and statements of cash flows for the Company, the subsidiary Guarantors, and the Company’s non-guarantor subsidiaries. The subsidiaries that serve as guarantors are 100% owned as defined in Rule 3-10(h) of Regulation S-X.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, 2015

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$45	$9,215	$16,415	$—	$25,675
Accounts receivable, net of allowance	75	28,088	14,221	(340)	42,044
Inventories, net	—	25,072	15,419	—	40,491
Prepaid expenses and other current assets	3,904	13,158	26	(6,973)	10,115
Deferred income taxes	—	—	—	—	—

Total current assets	4,024	75,533	46,081	(7,313)	118,325
Property, plant and equipment, net	—	204,356	50,485	—	254,841
Other assets
Intangible assets, net	—	9,366	85	—	9,451
Restricted cash	—	7,939	—	—	7,939
Deferred income taxes	—	—	—	—	—
Investment in and advances to subsidiaries	170,807	(662,599)	283	491,509	—
Deferred finance costs and other	14,824	1,308	188	(14,824)	1,496

Total other assets	185,631	(643,986)	556	476,685	18,886

Total assets	$189,655	$(364,097)	$97,122	$469,372	$392,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$338,483	$76,841	$32,683	$(14,928)	$433,079
Accounts payable	59	53,157	11,147	(265)	64,098
Accrued expenses	3,994	27,258	521	(6,943)	24,830

Total current liabilities	342,536	157,256	44,351	(22,136)	522,007
Long-term debt, less current maturities		10,000	—	(10,000)	—
Other long-term liabilities	—	15,467	38	—	15,505
Deferred income taxes	—	—	3,113	—	3,113
Commitments and contingencies
Stockholders’ equity
Common stock	602	—	—	—	602
Preferred stock	—	—	—	—	—
Additional paid-in capital	396,750	41,653	—	(41,653)	396,750
Retained earnings	(550,233)	(592,312)	49,373	543,161	(550,011)
Accumulated other comprehensive income	—	—	247	—	247

Total stockholders’ equity (deficit) before noncontrolling interest	(152,881)	(550,659)	49,620	501,508	(152,412)
Noncontrolling interest	—	3,839	—	—	3,839

Total stockholders’ equity (deficit)	(152,881)	(546,820)	49,620	501,508	(148,573)

Total liabilities and stockholders’ equity (deficit)	$189,655	$(364,097)	$97,122	$469,372	$392,052

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED BALANCE SHEET

December 31, 2014

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
ASSETS
Current assets
Cash and cash equivalents	$3,166	$15,354	$12,194	$—	$30,714
Accounts receivable, net of allowance	—	40,656	19,740	(154)	60,242
Inventories, net	—	43,085	11,923	—	55,008
Prepaid expenses and other current assets	1	10,672	55	(6,973)	3,755
Deferred income taxes	—	5,227	24	—	5,251

Total current assets	3,167	114,994	43,936	(7,127)	154,970
Property, plant and equipment, net	—	745,612	53,481	—	799,093
Other assets
Intangible assets, net	—	10,098	94	—	10,192
Investment in and advances to subsidiaries	743,463	(609,021)	(1,083)	(133,359)	—
Deferred finance costs and other	21,457	2,140	611	(14,946)	9,262

Total other assets	764,920	(596,783)	(378)	(148,305)	19,454

Total assets	$768,087	$263,823	$97,039	$(155,432)	$973,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$3,044	$—	$—	$3,044
Accounts payable	—	57,913	9,975	(154)	67,734
Accrued expenses	3,994	35,702	2,816	(6,867)	35,645

Total current liabilities	3,994	96,659	12,791	(7,021)	106,423
Long-term debt, less current maturities	334,617	51,744	34,584	(14,929)	406,016
Other long-term liabilities	—	17,883	408	—	18,291
Deferred income taxes	—	6,642	1,960	—	8,602
Commitments and contingencies
Stockholders’ equity
Common stock	507	—	—	—	507
Preferred stock	—	—	—	—	—
Additional paid-in capital	313,815	41,653	—	(41,653)	313,815
Retained earnings	115,154	45,290	46,762	(91,829)	115,377
Accumulated other comprehensive loss	—	—	534	—	534

Total stockholders’ equity (deficit) before noncontrolling interest	429,476	86,943	47,296	(133,482)	430,233
Noncontrolling interest	—	3,952	—	—	3,952

Total stockholders’ equity (deficit)	429,476	90,895	47,296	(133,482)	434,185

Total liabilities and stockholders’ equity (deficit)	$768,087	$263,823	$97,039	$(155,432)	$973,517

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2015

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$208,728	$127,055	$(4,656)	$331,127
Net sales of nickel-based material and other services	—	47,379	—		47,379
EAF dust service fees	—	37,746	—	(1,309)	36,437

Net sales	—	293,853	127,055	(5,965)	414,943
Cost of sales of zinc material and other goods	—	273,548	116,194	(4,656)	385,086
Cost of sales of nickel-based material and other services	—	30,565	—	(1,309)	29,256
Cost of EAF dust services	—	29,318	—	—	29,318

Cost of sales (excluding depreciation and amortization)	—	333,431	116,194	(5,965)	443,660
Gain on asset dispositions	—	(11,029)	—	—	(11,029)
Impairment loss	—	527,621	—	—	527,621
Depreciation and amortization	—	51,005	3,819	—	54,824
Selling, general and administrative expenses	1,343	23,078	2,159	—	26,580

Total costs and expenses	1,343	924,106	122,172	(5,965)	1,041,656

(Loss) income from operations	(1,343)	(630,253)	4,883	—	(626,713)
Equity in (loss) income of subsidiaries, net of taxes	(632,590)	—	—	632,590	—
Other income (expense)
Interest expense	(32,556)	(6,287)	(1,643)	1,206	(39,280)
Interest and other income	1,101	—	930	(1,085)	946

Total other income (expense)	(31,455)	(6,287)	(713)	121	(38,334)

(Loss) income before income taxes	(665,388)	(636,540)	4,170	632,711	(665,047)
Income tax (benefit) provision	—	(1,103)	1,444	—	341

NET (LOSS) INCOME	$(665,388)	$(635,437)	$2,726	$632,711	$(665,388)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2014

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$214,802	$144,685	$—	$359,487
Net sales of nickel-based material and other services	—	54,090	—	(70)	54,020
EAF dust service fees	—	41,807	—	(1,377)	40,430

Net sales	—	310,699	144,685	(1,447)	453,937
Cost of sales of zinc material and other goods	—	220,615	126,846	(70)	347,391
Cost of sales of nickel-based material and other services	—	34,197	—	(1,377)	32,820
Cost of EAF dust services	—	33,660	—	—	33,660
Restructuring expenses	—	288	—	—	288

Cost of sales (excluding depreciation and amortization)	—	288,760	126,846	(1,447)	414,159
Loss on asset dispositions	—	915	—	—	915
Depreciation and amortization	—	32,250	3,156	—	35,406
Selling, general and administrative expenses	1,540	20,211	2,398	—	24,149
Total costs and expenses	1,540	342,136	132,400	(1,447)	474,629

(Loss) income from operations	(1,540)	(31,437)	12,285	—	(20,692)

Equity in (loss) income of subsidiaries, net of taxes	3,331	—	—	(3,331)	—
Other income (expense)
Interest expense	(18,181)	(2,919)	(1,534)	954	(21,680)
Interest and other income	934	12,497	1,379	(868)	13,942

Total other income (expense)	(17,247)	9,578	(155)	86	(7,738)

(Loss) income before income taxes	(15,456)	(21,859)	12,130	(3,245)	(28,430)
Income tax (benefit) provision	—	(16,135)	3,161	—	(12,974)

NET (LOSS) INCOME	$(15,456)	$(5,724)	$8,969	$(3,245)	$(15,456)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF OPERATIONS

For the year ended December 31, 2013

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net sales of zinc material and other goods	$—	$267,298	$78,342	$(842)	$344,798
Net sales of nickel-based material and other services	—	53,520	—	—	53,520
EAF dust service fees	—	43,618	—	—	43,618

Net sales	—	364,436	78,342	(842)	441,936
Cost of sales of zinc material and other goods	—	261,300	67,342	(842)	327,800
Cost of sales of nickel-based material and other services	—	34,399	—	—	34,399
Cost of EAF dust services	—	34,869	—	—	34,869
Restructuring expenses	—	7,691	—	—	7,691

Cost of sales (excluding depreciation and amortization)	—	338,259	67,342	(842)	404,759
Loss on asset dispositions	—	701	—	—	701
Impairment loss	—	9,349	—	—	9,349
Depreciation and amortization	—	27,281	2,397	—	29,678
Selling, general and administrative expenses	1,433	18,520	2,254	—	22,207

Total costs and expenses	1,433	394,110	71,993	(842)	466,694

(Loss) income from operations	(1,433)	(29,674)	6,349	—	(24,758)
Equity in (loss) income of subsidiaries, net of taxes	(12,917)	—	—	12,917	—
Other income (expense)
Interest expense	(700)	(1,695)	(1,290)	957	(2,728)
Interest and other income	1,091	4,407	1,445	(871)	6,072

Total other income (expense)	391	2,712	155	86	3,344

(Loss) income before income taxes	(13,959)	(26,962)	6,504	13,003	(21,414)
Income tax (benefit) provision	—	(9,322)	1,867	—	(7,455)

NET (LOSS) INCOME	$(13,959)	$(17,640)	$4,637	$13,003	$(13,959)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

For the year ended December 31, 2015

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(665,388)	$(635,437)	$2,726	$632,711	$(665,388)
Other comprehensive loss, net of tax:
Net pension liability adjustment	—	—	(287)	—	(287)

Comprehensive (loss) income	$(665,388)	$(635,437)	$2,439	$632,711	$(665,675)

Horsehead Holding Corp. and Subsidiaries CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) For the year ended December 31, 2014 (Amounts in thousands)
	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Net (loss) income	$(15,456)	$(5,724)	$8,969	$(3,245)	$(15,456)
Other comprehensive income, net of tax:
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
Other comprehensive (loss) income, net of tax:
Net pension liability adjustment	—	—	911	—	911

Comprehensive (loss) income	$(13,959)	$(17,640)	$5,548	$13,003	$(13,048)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2015

(Amounts in thousands)

	Issuer	Guarantors	Non- Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(665,388)	$(635,437)	$2,726	$632,711	$(665,388)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	51,005	3,819	—	54,824
Gain on insurance recovery related to fixed assets	—	(254)	—	—	(254)
Deferred income tax benefit	—	(1,415)	1,177	—	(238)
Accretion on debt	3,867	—	—	—	3,867
Accretion on ESOI liabilities	—	421	—	—	421
Amortization and write-off of deferred finance costs	2,729	2,010	237	—	4,976
Impairment loss	—	527,621	—	—	527,621
(Gain) loss on asset dispositions	—	(11,029)	—	—	(11,029)
Losses on write down of inventory supplies	—	3,054	—	—	3,054
Losses (gains) on derivative financial instruments	—	1,118	(217)	—	901
Lower of cost or market adjustment to inventories	—	4,389	—	—	4,389
Stock compensation expense	323	5,097	—	—	5,420
Capitalization of interest	(2,989)	—	—	—	(2,989)
Equity in loss (income) of subsidiaries, net of taxes	632,590	—	—	(632,590)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable, net	(74)	12,567	5,519	186	18,198
Decrease (increase) in inventories, net	—	7,485	(3,496)	—	3,989
(Increase) decrease in prepaid expenses and other current assets		(1,614)	29	—	(1,585)
(Increase) in other assets	—	(357)	(101)	(122)	(580)
Increase (decrease) in accounts payable	59	(4,756)	1,172	(111)	(3,636)
(Decrease) increase in accrued expenses	—	(4,906)	(2,438)	(76)	(7,420)
(Decrease) in other long-term liabilities	—	(3,197)	(10)	—	(3,207)

Net cash (used in) provided by operating activities	(28,883)	(48,198)	8,417	(2)	(68,666)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(32,878)	(815)	—	(33,693)
Insurance proceeds related to fixed assets	—	254	—	—	254
Increase in restricted cash	—	(7,939)	—	—	(7,939)
Proceeds related to the sale of land	—	9,000	—	—	9,000
Investment in and advances (to) from subsidiaries	(51,848)	53,214	(1,368)	2	—

Net cash (used in) provided by investing activities.	(51,848)	21,651	(2,183)	2	(32,378)
Cash Flows from Financing Activities:
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	58,751	21,200	—	79,951
Repayments on the Credit Facilities	—	(34,130)	(23,100)	—	(57,230)
Debt issuance costs		(1,644)	—	—	(1,644)
Borrowings on Credit Agreement	—	496	—	—	496
Repayments on the Credit Agreement	—	(3,065)	—	—	(3,065)
Proceeds from the exercise of stock options	33	—	—	—	33
Tax effect of share based compensation award exercise and vesting	(11)	—	—	—	(11)
Restricted stock withheld for taxes	(441)	—	—	—	(441)
Net proceeds from the issuance of stock	78,029	—	—	—	78,029

Net cash provided by (used in) financing activities	77,610	20,408	(2,013)	—	96,005
Net (decrease) increase in cash and cash equivalents	(3,121)	(6,139)	4,221	—	(5,039)
Cash and cash equivalents at beginning of period	3,166	15,354	12,194	—	30,714

Cash and cash equivalents at end of period	$45	$9,215	$16,415	$—	$25,675

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2014

(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(15,456)	$(5,724)	$8,969	$(3,245)	$(15,456)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	32,250	3,156	—	35,406
Deferred income tax benefit	—	(17,068)	712	—	(16,356)
Accretion on debt	3,766	—	—	—	3,766
Accretion on ESOI liabilities	—	431	—	—	431
Amortization of deferred finance costs	2,389	314	140	(84)	2,759
Loss on asset dispositions	—	915	—	—	915
Losses on write down of inventory supplies	—	456	—	—	456
(Gains) losses on derivative financial instruments	—	(1,085)	31	—	(1,054)
Lower of cost or market adjustment to inventories	—	3,561	—	—	3,561
Stock compensation expense	372	4,396	—	—	4,768
Capitalization of interest	(14,248)	(647)	—	—	(14,895)
Equity in(income) loss of subsidiaries, net of taxes	(3,331)	—	—	3,331	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	5,542	(6,825)	(275)	(1,558)
Decrease in inventories, net	—	7,448	3,103	—	10,551
Decrease (increase) in prepaid expenses and other current assets	7	1,358	(48)	—	1,317
(Increase) decrease in other assets	—	(2,543)	(108)	2,017	(634)
(Decrease) increase in accounts payable	—	(46,102)	(630)	275	(46,457)
Increase (decrease) in accrued expenses	388	(5,439)	(832)	(2,019)	(7,902)
(Decrease) increase in other long-term liabilities	—	(325)	48	—	(277)

Net cash (used in) provided by operating activities	(26,113)	(22,262)	7,716	—	(40,659)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(102,351)	(8,474)	—	(110,825)
Investment in and advances (to) from subsidiaries	(122,043)	126,401	(4,358)	—	—

Net cash used in investing activities.	(122,043)	24,050	(12,832)	—	(110,825)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	51,300	—	—	—	51,300
Distributions to noncontrolling interest equity holders	—	—	(113)	—	(113)
Borrowings on the Credit Facilities	—	23,750	9,574	—	33,324
Repayments on the Credit Facilities	—	(35,420)	(174)	—	(35,594)
Debt Issuance Costs	(1,652)	(172)	(73)	—	(1,897)
Borrowings on the Credit Agreement	—	1,555	—	—	1,555
Repayments on the Credit Agreement	—	(2,929)	—	—	(2,929)
Proceeds from the exercise of stock options	941	—	—	—	941
Tax effect of share based compensation award exercise and vesting	(33)	—	—	—	(33)
Restricted stock withheld for taxes	(683)	—	—	—	(683)

Net cash provided by (used in) financing activities	49,873	(13,216)	9,214	—	45,871
Net (decrease) increase in cash and cash equivalents	(98,283)	(11,428)	4,098	—	(105,613)
Cash and cash equivalents at beginning of period	101,449	26,782	8,096	—	136,327

Cash and cash equivalents at end of period	$3,166	$15,354	$12,194	$—	$30,714

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Horsehead Holding Corp. and Subsidiaries

Consolidated Statements of Cash Flows

For the year ended December 31, 2013

(Amounts in thousands)

	Issuer	Guarantors	Non-Guarantors	Eliminations	Total Consolidated
Cash Flows from Operating Activities:
Net (loss) income	$(13,959)	$(17,640)	$4,637	$13,003	$(13,959)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	—	27,281	2,397	—	29,678
Gain on insurance recovery related to fixed assets	—	(1,791)	—	—	(1,791)
Deferred income tax benefit	—	(10,435)	573	—	(9,862)
Accretion on debt	3,727	—	—	—	3,727
Accretion on ESOI liabilities	—	445	—	—	445
Amortization of deferred finance costs	2,114	249	117	(86)	2,394
Impairment loss	—	9,349	—	—	9,349
Loss on asset dispositions	—	701	—	—	701
Losses on write down of inventory supplies	—	2,738	—	—	2,738
Losses on derivative financial instruments	—	5,696	23	—	5,719
Lower of cost or market adjustment to inventories	—	3,739	—	—	3,739
Stock compensation expense	380	2,829	—	—	3,209
Capitalization of interest	(28,550)	(888)	—	—	(29,438)
Equity in loss (income) of subsidiaries, net of taxes	12,917	—	—	(12,917)	—
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	—	3,923	(2,934)	349	1,338
(Increase) in inventories, net	—	(7,521)	(6,865)	—	(14,386)
Decrease (increase) in prepaid expenses and other current assets	21	3,800	3	(425)	3,399
(Increase) decrease in other assets	—	(125)	28	—	(97)
(Decrease) increase in accounts payable	(93)	26,530	4,164	(349)	30,252
Increase in accrued expenses	112	9,434	2,696	425	12,667
Increase in other long-term liabilities	—	2,173	—	—	2,173

Net cash (used in) provided by operating activities	(23,331)	60,487	4,839	—	41,995
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	—	(300,739)	(11,059)	—	(311,798)
Insurance proceeds related to fixed assets	—	1,791	—	—	1,791
Investment in and advances (to) from subsidiaries	(191,243)	191,415	(172)	—	—

Net cash used in investing activities.	(191,243)	(107,533)	(11,231)	—	(310,007)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	21,300	—	—	—	21,300
Distributions to noncontrolling interest equity holders	—	—	(114)	—	(114)
Borrowings on the Credit Facilities	—	51,000	23,500	—	74,500
Repayments on the Credit Facilities	—	(4,500)	(13,500)	—	(18,000)
Debt Issuance Costs	(358)	(141)	(25)	—	(524)
Borrowings on the Credit Agreement	—	13,358	—	—	13,358
Repayments on the Credit Agreement	—	(1,866)	—	—	(1,866)
Tax effect of share based compensation award exercise and vesting	(19)	—	—	—	(19)
Restricted stock withheld for taxes	(411)	—	—	—	(411)
Net proceeds from the issuance of stock	71,996	—	—	—	71,996

Net cash provided by financing activities	92,508	57,851	9,861	—	160,220
Net (decrease) increase in cash and cash equivalents	(122,066)	10,805	3,469	—	(107,792)
Cash and cash equivalents at beginning of period	223,515	15,977	4,627	—	244,119

Cash and cash equivalents at end of period	$101,449	$26,782	$8,096	$—	$136,327

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE CC—SUBSEQUENT EVENTS

Bankruptcy Proceedings

During 2015, the Company’s results of operations and liquidity were impacted by (i) the dramatic decline in zinc, nickel and other commodity prices, (ii) continuing issues that delayed the ramp-up of the Mooresboro zinc facility, and (iii) lower EAF dust receipts reflecting weaker steel production.

As a result, the Company concluded on January 2, 2016, that it would not make the required interest payment on the Convertible Notes on its scheduled due date of January 4, 2016 exercising a 30-day grace period under the indenture governing such notes.

On January 6, 2016 and January 13, 2016, the Company received notices of default, effective November 30, 2015 and December 31, 2015, from PNC Bank related to failure to comply with the required fixed charge coverage ratio under the 2014 Zochem Credit Facility following transfers of funds to Horsehead in 2015. The notice sent on January 13, 2016, demanded immediate payment of all outstanding obligations under the 2014 Zochem Credit Facility. On January 14, 2016, Zochem and the Company entered into a forbearance agreement with PNC Bank. In consideration for the forbearance, Zochem agreed, among other things, to pay a forbearance fee to PNC Bank of $1,000 due and payable on February 1, 2016 and provide a mortgage on Zochem’s currently unencumbered property in Ontario, Canada. The forbearance remained effective until February 1, 2016.

On January 5, 2016, the Company received a notice of default from Macquarie related to, among other things, insufficient borrowing base availability under the Macquarie Credit Facility as of December 31, 2015. On January 15, 2016, Horsehead, INMETCO and HMP entered into a forbearance agreement with Macquarie. Pursuant to the forbearance agreement, cash held in certain of the Debtors’ third-party bank accounts was transferred to accounts controlled by Macquarie. Disbursements of funds from the controlled accounts were subject to a budget as specified in the forbearance agreement. Pursuant to the forbearance agreement, the Company agreed, among other things, (i) to pay down to $40,000 outstanding borrowings under the Macquarie Credit Facility and (ii) to pay a restructuring fee in an amount ranging from $1,000 to $2,500 in the event the obligations under the Macquarie Credit Facility are not paid in full by February 1, 2016, with the amount of such fee increasing over time from February 1, 2016 through April 30, 2016. The forbearance remained effective until February 1, 2016.

Before the expiration of the grace period under the Convertible Notes indenture and at the expiration of the forbearance agreements, on February 2, 2016, the Debtors filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On the same date, Zochem, as foreign representative of the Debtors, commenced a proceeding in the Ontario Superior Court of Justice (Commercial List) to recognize the Debtors Chapter 11 cases as a foreign main proceeding. The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The filing of the Chapter 11 petitions constituted an event of default under the Debtors’ various credit facilities and series of notes and rendered the financial obligations under certain such instruments automatically and immediately due and payable. See Note N - Long-Term Debt.

On April 13, 2016, the Debtors filed a proposed Chapter 11 plan with the Bankruptcy Court and on April 14, 2016, a related Disclosure Statement. The Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (with Technical Modifications) was confirmed and approved by the Bankruptcy Court on September 9, 2016.

Entry into Unit Purchase and Support Agreement

On July 11, 2016, the Company, on behalf of the Debtors, entered into a Unit Purchase and Support Agreement (the “UPA”) with certain holders of claims against the Debtors that are listed therein as plan sponsors (collectively, the “Plan Sponsors”). The UPA was entered into in connection with the Debtors’ Plan filed with the Bankruptcy Court.

Pursuant to the UPA, and subject to approvals, terms, and conditions set forth therein, upon emergence from Chapter 11, (i) the Company will issue units of limited liability company interests of the reorganized Company to the Plan Sponsors who will purchase such Plan Sponsor’s respective percentage of an aggregate amount equal to $160 million (the “Emergence Equity Units”),

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

and (ii) the Plan Sponsors had the right to elect, on or prior to July 29, 2016, to commit to purchase up to an additional $100 million units of limited liability company interests of the reorganized Company, with such commitment being exercisable at the election of the reorganized Company’s board of directors pursuant to the terms and subject to the conditions of the UPA, following the effectiveness of the Plan. The additional capital commitment was fully subscribed.

The UPA provides for the payment by the Company to the Plan Sponsors of a termination fee equal to $7.5 million in the event the UPA is terminated under certain conditions set forth therein, including the failure to meet specific milestones. The Debtors have also agreed to pay certain fees and expenses of the Plan Sponsors.

Pursuant to the UPA and subject to the conditions set forth therein, the Company and the other Debtors and the Plan Sponsors have agreed to support and, in the case of the Plan Sponsors, vote their claims in favor of the Plan and to cooperate in completing the documentation of and effectuating the Plan. The Company and the other Debtors have further agreed not to solicit or engage in any discussions with third parties regarding an Alternative Transaction (as defined in the UPA), provided that, as more fully set forth therein, the UPA permits the Company’s board of directors to negotiate unsolicited proposals for an Alternative Transaction that constitutes, or is reasonably likely to lead to or result in, a Superior Proposal (as defined in the UPA); provided that such agreements are subject in all respects to the Company’s and the Debtors’ rights and obligations pursuant to the Order (I) Extending the Debtors Exclusive Periods to File a Chapter 11 Plan and Solicit Acceptances Thereof Pursuant to Section 1121 of the Bankruptcy Code and (II) Granting Related Relief entered on July 11, 2016 [Docket No. 1273] (the “Exclusivity Order”), including with respect to the Debtors’ rights to engage with any party that expresses an interest to acquire some, all, or substantially all of the Debtors’ assets and/or to fund a plan of reorganization, including any party directed to the Debtors by the Equity Committee and the Creditors’ Committee (each as defined in the Exclusivity Order).

Pursuant to the UPA and subject to the conditions set forth therein, the Company and the other Debtors have agreed to, jointly and severally, indemnify and hold harmless each Plan Sponsor and certain related parties from and against losses, claims, damages, liabilities and costs and expenses arising out of or in connection with the UPA, the Plan, the Chapter 11 proceedings, the recognition proceedings in Canada, and the transactions contemplated thereby. The UPA also includes customary representations of the parties; provided that pursuant to the UPA, Zochem, Inc., a Debtor, will have no liability to any person under or relating to the UPA.

The UPA was approved by the Bankruptcy Court pursuant to an order entered on September 9, 2016.

The Emergence Equity Units and the Additional Capital Commitment Units, if issued, will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will not be transferable unless subsequently registered under the Securities Act or an exemption from registration is available. The Company does not intend to register the Emergence Equity Units and the Additional Capital Commitment Units. Moreover, the Emergence Equity Units and the Additional Capital Commitment Units, if any, will be subject to, and each holder thereof will be a party to, that certain Limited Liability Company Agreement of the reorganized Company to be entered into and effective immediately following the effectiveness of the Plan.

Entry into Debtor-in-Possession Credit Agreement

On February 8, 2016, the Debtors entered into a Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement (the “DIP Credit Agreement”), with certain holders of the Company’s Senior Secured Notes, as lenders (the “DIP Lenders”), and Cantor Fitzgerald Securities, as administrative agent (the “DIP Agent”). The entry into the DIP Credit Agreement was approved by the Bankruptcy Court. The DIP Credit Agreement was amended on March 3, 2016, May 16, 2016, June 23, 2016, August 1, 2016 and September 15, 2016.

The DIP Credit Agreement provides for a senior secured super priority credit facility in the aggregate principal amount of up to $90,000 (the “DIP Facility”). Initial proceeds from the DIP Facility were used, among other things, to repay in full and terminate all obligations under the 2014 Zochem Facility, pay fees and expenses incurred through the closing date of the DIP Facility and pay other amounts permitted in the budget (including any permitted variances) and for general corporate purposes.

Interest on the outstanding principal amount of loans under the DIP Facility is payable monthly in arrears at a per annum rate equal to 14.0%. Upon an event of default under the DIP Facility, all obligations under the DIP Credit Agreement bear interest at a rate equal to the standard interest rate plus an additional 2.0% per annum. The Debtors were required to pay commitment fees and are required to pay unused commitment fees.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

With certain exceptions, the obligations under the DIP Credit Agreement are secured by a “priming,” first-priority lien on substantially all of the Debtors’ assets. The liens securing the DIP Facility prime the liens securing the Senior Secured Notes and include a first priority priming lien on the equity interests of non-debtor subsidiaries of the Debtors, including Horsehead Zinc Recycling, LLC.

The DIP Facility matures on the earlier of (a) February 8, 2017, (b) the earlier of (i) the date of the substantial consummation of the plan of reorganization that is confirmed pursuant to an order of the Bankruptcy Court and recognized by an order of the Canadian Court, (ii) the consummation of a sale of all or substantially all of the assets of the Debtors pursuant to Section 363 of the Bankruptcy Code, and (iii) the date any outstanding extensions of credit under the DIP Facility become due and payable in accordance with the terms of the loan documents, whether by acceleration or otherwise.

Pursuant to the DIP Credit Agreement, the Debtors must meet certain financial requirements and covenants, including a minimum restructuring EBITDA covenant with respect to each of INMETCO and Zochem (“EBITDA-R Covenant”). On March 22, 2016, the Company delivered a notice of default to the DIP Agent relating to the Company’s failure to meet the Zochem EBITDA-R Covenant for the period ended February 29, 2016. The Company amended the DIP Credit Agreement on May 16, 2016 for the EBITDA-R Covenant for Zochem. The Company was subject to default interest on outstanding borrowings until an agreement was reached.

Default under and subsequent termination of the NMTC arrangement

On January 22, 2016, the minority equity holders issued Notices of Non-Payment to the Company as a result of annual payments not being made in accordance with various agreements. These notices resulted in events of default under the NMTC arrangement. On June 16, 2016, HZR, Horsehead and the Company, as guarantor, entered into the following Forbearance Agreements (the “Forbearances”): (1) with respect to the Loan Agreement, dated as of May 29, 2009 (the “BAML Loan Agreement”), with Bank of America CDE III, LLC, as lender (“BAML”), and (2) with respect to the Loan Agreement, dated as of May 29, 2009 (together with the BAML Loan Agreement, the “NMTC Loan Agreements”), with CCM Community Development IV LLC, as lender (together with BAML, the “Lenders”). Pursuant to the Forbearances, the Lenders agreed to temporarily forbear from exercising enforcement actions related to certain events of default related to the failure to pay accrued and unpaid interest under the NMTC Loan Agreements and certain other events of default arising from the Company and the Debtors commencing voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on February 2, 2016. The Forbearances will be effective until the earliest of (i) July 15, 2016; (ii) the substantial consummation of the Chapter 11 cases by the Debtors; (iii) the dismissal of the Chapter 11 cases or conversion of such cases to cases under Chapter 7 of the Bankruptcy Code; and (iv) the occurrence of any event of default under the NMTC Loan Agreements, which continues for a period of 30 days from notice by the Lenders, other than those events of default that resulted from the Debtors’ commencing the Chapter 11 cases.

In consideration for the Forbearances, HZR, Horsehead and the Company agreed, among other things, to pay forbearance fees to each Lender of $100 upon execution of the Forbearances. On June 24, 2016, HZR repaid in full (i) an aggregate amount of $121 outstanding under the Loan Agreement, dated as of May 29, 2009, between HZR, as borrower, and Bank of America CDE III, LLC, as lender (the “BAML Loan Agreement”), and (ii) an aggregate amount of $757 outstanding under the Loan Agreement, dated as of May 29, 2009, between HZR, as borrower, and CCM Community Development IV LLC, as lender (together with the BAML Loan Agreement, the “NMTC Loan Agreements”). The NMTC Loan Agreements terminated by their terms upon repayment.

Temporary Idling of Mooresboro Facility

On January 22, 2016 the Company temporarily idled the Mooresboro facility in the face of severe liquidity constraints and the Company’s determination that the facility was incapable of generating positive cash flow in the future without significant additional capital investment and/or a recovery in commodity prices. A small workforce has been retained to manage the facility during this period.

On February 2, 2016, the Company filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in Bankruptcy Court. At that time, the Company did not have the capacity to raise additional capital. The Company concluded that additional expenditures upwards of $117,000 were required to bring the Mooresboro facility back online and make needed improvements to cure the identified operational issues. This information along with the filing for bankruptcy protection resulted in the Company determining a triggering event had occurred to further test impairment of the long-lived assets at the Mooresboro facility. The Company was unable to estimate future cash flows as the property was idled and there was no certainty as to whether funds were available to cure the operational defect. As such the Company proceeded to step 2 of the impairment test where we compared the implied fair value of operating invested capital of Horsehead to the fair value of our operating segments and determined the fair value of the Mooresboro facility to be essentially the liquidation value. The significant assumption in the analysis was that the Mooresboro facility would remain idle indefinitely until suitable funds were available to cure the significant operational defects. As a result of the analysis, we recorded a non-cash, pre-tax long-lived asset impairment loss of $54,266 for the Mooresboro asset group at March 31, 2016. Following the write-down of the asset group, the remaining book value of the Mooresboro facility is $31,284 at March 31, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Tecnicas Reunidas, S.A. Settlement

In January 2016, Horsehead Corporation reached a settlement agreement with one of the primary contractors for work associated with the construction of portions of the Mooresboro facility, Tecnicas Reunidas, S.A (“TR”). The agreement settled all known claims and disputes between Horsehead Corporation and TR relating to the construction of the Mooresboro facility. As a result, in 2016, the Company recorded a net settlement amount of approximately $7.2 million, of which $5 million was recorded as a loan payable to TR.

The Company has evaluated subsequent events through May 31, 2016 and determined there were no other significant subsequent events that required adjustments or disclosures to the consolidated financial statements.

Schedule I: Condensed Financial Information of Parent Company

HORSEHEAD HOLDING CORP.

CONDENSED BALANCE SHEETS - PARENT COMPANY ONLY

December 31, 2015 and 2014

(Amounts in thousands)

ASSETS

	2015	2014
Cash and cash equivalents	$45	$3,166
Prepaid expenses and other current assets	75	1
Loan receivable	14,824	14,823
Other assets	3,904	6,634
Investment in and advances to subsidiary	170,807	743,463

Total assets	$189,655	$768,087

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current maturities of long term debt	$338,483	$—
Accounts payable	59	—
Accrued expenses	3,994	3,994
Long term debt	—	334,617
Stockholders’ equity
Common stock	602	507
Additional paid-in capital	396,750	313,815
Retained earnings	(550,233)	115,154

Total stockholders’ equity	(152,881)	429,476
Total liabilities and stockholders’ equity	$189,655	$768,087

See note to condensed financial statements of the parent company

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF OPERATIONS - PARENT COMPANY ONLY

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Selling, general and administrative	$1,343	$1,540	$1,433
Equity in (loss) income of subsidiary, net of tax provision of $341 and tax benefits of $12,974 and $7,455 for 2015, 2014 and 2013, respectively	(632,590)	3,331	(12,917)
Interest income	1,101	934	1,091
Interest expense	32,556	18,181	700

Loss before taxes	(665,388)	(15,456)	(13,959)
Income taxes	—	—	—

NET LOSS	$(665,388)	$(15,456)	$(13,959)

See note to condensed financial statements of the parent company

HORSEHEAD HOLDING CORP.

CONDENSED STATEMENTS OF CASH FLOWS - PARENT COMPANY ONLY

For the years ended December 31, 2015, 2014 and 2013

(Amounts in thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net loss	$(665,388)	$(15,456)	$(13,959)
Adjustments to reconcile net loss to net cash used in operating activities:

Equity in loss (income) of subsidiary	632,590	(3,331)	12,917
Non-cash compensation expense	323	372	380
Accretion on debt	3,867	3,766	3,727
Amortization of deferred finance costs	2,729	2,389	2,114
Capitalization of interest	(2,989)	(14,248)	(28,550)
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(74)	—	—
Decrease in prepaid expenses and other current assets	—	7	21
Decrease (increase) in accounts payable	59	—	(93)
(Decrease) increase in accrued expenses	—	388	112

Net cash used in operating activities	(28,883)	(26,113)	(23,331)
Cash Flows from Investing Activities:
Advances to subsidiaries	(51,848)	(122,043)	(191,243)

Net cash used in investing activities	(51,848)	(122,043)	(191,243)
Cash Flows from Financing Activities:
Proceeds from the issuance of debt	—	51,300	21,300
Debt issuance costs	—	(1,652)	(358)
Proceeds from the exercise of stock options	33	941	—
Tax effect of share based compensation award exercise and vesting	(11)	(33)	(19)
Restricted stock withheld for taxes	(441)	(683)	(411)
Net proceeds from the issuance of stock	78,029	—	71,996

Net cash provided by financing activities	77,610	49,873	92,508
Net decrease in cash and cash equivalents	(3,121)	(98,283)	(122,066)
Cash and cash equivalents at beginning of period	3,166	101,449	223,515

Cash and cash equivalents at end of period	$45	$3,166	$101,449

See note to condensed financial statements of the parent company

HORSEHEAD HOLDING CORP.

NOTE TO CONDENSED FINANCIAL STATEMENTS OF PARENT COMPANY

NOTE 1. The condensed financial information includes only the financial information for the parent company, Horsehead Holding Corp., excluding all of its consolidated subsidiaries. The schedule is required based upon the limitations on dividends and distributions that its subsidiary, Horsehead Corporation, can make to the parent company under the terms of the Macquarie Facility described in Note N - Long Term Debt to the Audited Consolidated Financial Statements.

EXHIBIT INDEX

Exhibit Number	Description of Document

2.1	Debtors’ Second Amended Joint Plan of Reorganization Pursuant to Chapter 11 of the Bankruptcy Code (with Technical Modifications), dated August 26, 2016 (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed on September 15, 2016)

3.1	Second Amended and Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

3.2	Amended and Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)

4.2	Indenture, dated as of July 27, 2011, between Horsehead Holding Corp. and U.S. Bank National Association, as trustee. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011)

4.3	Form of 3.80% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 27, 2011 (included as Exhibit A to Exhibit 4.1))

4.4	Indenture, dated as of July 26, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

4.5	Form of 10.50% Senior Secured Notes due 2017 (included as Exhibit A to Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2012)

4.6	First Supplemental Indenture, dated as of October 24, 2012, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on October 29, 2012)

4.7	Third Supplemental Indenture, dated as of June 3, 2013, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association. as trustee and as collateral agent (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on June 4, 2013)

4.8	Fourth Supplemental Indenture, dated as of July 29, 2014, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on July 30, 2014)

4.9	Indenture, dated as of July 29, 2014, among Horsehead Holding Corp., the subsidiary guarantors party thereto and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on July 30, 2014)

4.10	Instrument of Resignation, Appointment and Acceptance, dated as of February 10, 2016, among Horsehead Holding Corp., Delaware Trust Company and U.S. Bank National Association, relating to the Indenture, dated as of July 27, 2011, governing the 3.80% Convertible Senior Notes due 2017 (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on February 16, 2016)

4.11	Instrument of Resignation, Appointment and Acceptance, dated as of February 11, 2016, among Horsehead Holding Corp., the subsidiary guarantors, Wilmington Trust, National Association and U.S. Bank National Association, relating to the Indenture, dated as of July 29, 2014, governing the 9.00% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed on February 16, 2016)

10.1	Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.2	Form of Option Agreement issued under 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.2 of the Registrant’s Registration Statement on Form S-1 (File No. 333-142113), filed on April 13, 2007)†

10.3	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and James M. Hensler (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

E-1

10.4	Employment Agreement, dated as of January 3, 2011 by and between Horsehead Corporation and Robert D. Scherich (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report filed on Form 8-K on January 4, 2011)†

10.5	Severance Agreement, dated as of November 6, 2015 by and between Horsehead Holding Corp. and Gary W. Whitaker (incorporated by reference to Exhibit 10.1 of the Registrant’s Report filed on Form 10-Q on November 9, 2015)†

10.6	Form of Restricted Stock Agreement issued under the Horsehead Holding Corp. Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.27 of the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-142113), filed on July 2, 2007)†

10.7	Form of Performance Contingent Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.8	Form of Restricted Stock Unit Award Agreement issued under the Amended and Restated 2006 Long-Term Equity Incentive Plan (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K filed on March 16, 2009)†

10.9	Horsehead Holding Corp. 2012 Incentive Compensation Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 10, 2012) †

10.10	Credit Agreement dated August 28, 2012 among Horsehead Holding Corp., Banco Bilbao Vizcaya Argentaria, S.A., and Horsehead Corporation (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed on August 31, 2012)

10.11	Revolving Credit and Security Agreement, dated as of April 29, 2014, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, N.A., as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 1, 2014)

10.12	Credit Agreement, dated as of June 30, 2015, by and among Horsehead Corporation, The International Metals Reclamation Company, LLC and Horsehead Metal Products, LLC as Borrowers, the lenders from time to time party hereto, as Lenders, and Macquarie Bank Limited, as Administrative Agent and Sole Arranger (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 7, 2015)

10.13	Underwriting Agreement, dated January 22, 2015, between Horsehead Holding Corp. and Stifel, Nicolaus & Company, Incorporated, as representative of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on January 28, 2015)

10.14	At-The-Market Equity Offering Sales Agreement, dated October 23, 2015, between Horsehead Holding Corp. and Stifel, Nicolaus & Company, Incorporated, as sales agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on October 23, 2015)

10.15	First Amendment to the Revolving Credit and Security Agreement, dated as of April 29, 2014, by and among Zochem, Inc., as borrower, Horsehead Holding Corp., as guarantor, and PNC Bank, N.A., as agent and lender (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on December 11, 2015)

10.16	Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of February 8, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on February 10, 2016)

10.17	Amendment No. 1 to Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of March 3, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on March 7, 2016)

10.18	Amendment No. 2 and Waiver to the Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of May 16, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on May 18, 2016)

E-2

10.19	Amendment No. 3 and Waiver to the Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of June 23, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on June 27, 2016)

10.20	Amendment No. 4 and Waiver to the Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of August 1, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 3, 2016)

10.21	Amendment No. 5 and Waiver to the Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of September 15, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent, (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on September 21, 2016)

10.22	Unit Purchase and Support Agreement, dated as of July 11, 2016, by and among Horsehead Holding Corp., on behalf of itself and, as set forth therein, each of the other Debtors, and the Plan Sponsors party thereto. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on July 14, 2016)

10.23	Amendment No. 1 to Unit Purchase and Support Agreement, dated as of August 30, 2016, by and among Horsehead Holding Corp., on behalf of itself and, as set forth therein, each of the other Debtors, and the Plan Sponsors party thereto. (incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed on September 21, 2016)

10.24	Letter of Severance Agreement, dated October 1, 2014, between Horsehead Corporation and Ryan Hutchison (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed on August 12, 2016).

16.1	Letter from Grant Thornton LLP to the Securities and Exchange Commission, dated March 21, 2016 (incorporated by reference to Exhibit 1.1 of the Registrant’s Current Report on Form 8-K filed on March 21, 2016)

21.1	List of subsidiaries of the Registrant

24.1	Powers of Attorney (included in the signature page to this report)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes–Oxley Act of 2002

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

† Management contract or compensatory plan or arrangement.

E-3