Form 10-Q
period 2016-03-31
Horsehead Holding Corp
filed 2016-09-29
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares outstanding of the issuer’s common stock as of September 29, 2016 was 60,352,479.

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

These forward looking statements are identified by the use of terms and phrases such as “anticipate”, “believe”, “could”, “estimate”, “expect”, “intend”, “may”, “plan”, “predict”, “project”, and similar terms and phrases, including references to assumptions. However, these words are not the exclusive means of identifying such statements. These statements are contained in many sections of this report (including “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations”). Although we believe that our plans, intentions and expectations reflected in or suggested by such forward-looking statements are reasonable, we cannot assure you that we will achieve those plans, intentions or expectations. We believe that the following factors, among others (including those described in “Part II, Item 1A. Risk Factors”), could affect our future performance and cause our actual results to differ materially from those expressed or implied by forward-looking statements made by us or on our behalf: our filing of voluntary petitions for relief under the Bankruptcy Code and the attendant difficulties of operating our business while attempting to reorganize in bankruptcy; our ability to maintain sufficient financing sources to fund our business and meet obligations during the Chapter 11 Cases; our ability to emerge from bankruptcy; our ability to continue as a going concern and the uncertainty regarding the eventual outcome of our restructuring; our ability to implement our business plan and financial restructuring strategy successfully; declines in the prices of zinc and nickel-based products; our ability to resolve the operational issues at our idled Mooresboro facility if it resumes operations and if it becomes fully operational; our ability to produce Special High Grade zinc; our ability to reduce certain operating costs; the cyclical nature of the metals industry; and competition from global zinc and nickel manufacturers.

There may be other factors that may cause our actual results to differ materially from the forward-looking statements. Our actual results, performance or achievements could differ materially from those expressed in, or implied by, the forward-looking statements. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them does, what impact they will have on our results of operations and financial condition. You should carefully read the factors described in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on September 29, 2016, for a description of certain risks that could, among other things, cause our actual results to differ from these forward-looking statements.

All forward-looking statements are qualified in their entirety by this cautionary statement, and we undertake no obligation to revise or update this Quarterly Report on Form 10-Q to reflect events or circumstances after the date hereof.

ii

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

March 31, 2016 (Unaudited) and December 31, 2015

(Amounts in thousands, except per share amounts)

	March 31, 2016	December 31, 2015
ASSETS
Current assets
Cash	$24,996	$25,675
Accounts receivable, net of allowance of $610 and $555, respectively	39,895	42,044
Inventories	28,243	40,491
Prepaid expenses and other current assets	6,310	10,115

Total current assets	99,444	118,325
Property, plant and equipment, net	198,038	254,841
Other assets
Intangible assets, net	9,266	9,451
Restricted cash	7,939	7,939
Other assets	2,001	1,496

Total other assets	19,206	18,886

Total assets	$316,688	$392,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities - Not Subject to Compromise
Current maturities of long-term debt	$27,143	$433,079
Debtor-in-possession financing	42,500	—
Accounts payable	20,616	64,098
Accrued expenses	29,417	24,830

Total current liabilities	119,676	522,007
Liabilities Subject to Compromise	429,783	—
Other long-term liabilities	15,235	15,505
Deferred income taxes	3,113	3,113
Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.01 per share; 100,000 shares authorized; 60,352 and 60,174 shares issued and outstanding in 2016 and 2015, respectively	602	602
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	397,774	396,750
Retained deficit	(653,580)	(550,011)
Accumulated other comprehensive income	246	247

Total stockholders’ deficit before noncontrolling interest	(254,958)	(152,412)
Noncontrolling interest	3,839	3,839

Total stockholders’ deficit	(251,119)	(148,573)

Total liabilities and stockholders’ deficit	$316,688	$392,052

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three months ended March 31, 2016 and 2015

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net sales of zinc material and other goods	$60,485	$82,668
Net sales of nickel-based material and other services	9,024	10,109
EAF dust service fees	9,594	9,367

Net sales	79,103	102,144
Cost of sales of zinc material and other goods	75,815	91,180
Cost of sales of nickel-based material and other services	7,392	7,621
Cost of EAF dust services	6,757	7,322

Cost of sales (excluding depreciation and amortization)	89,964	106,123
Loss on asset dispositions	—	279
Impairment loss	54,266	—
Depreciation and amortization	6,142	11,841
Selling, general and administrative expenses	7,547	6,778

Total costs and expenses	157,919	125,021

Loss from operations	(78,816)	(22,877)
Other income (expense):
Interest expense	(11,781)	(9,114)
Interest and other income	2,194	609

Total other income (expense)	(9,587)	(8,505)

Reorganization items, net	(15,392)	—

Loss before income taxes	(103,795)	(31,382)
Income tax benefit	(226)	(12,888)

NET LOSS	$(103,569)	$(18,494)

Net Loss per common share:
Basic and diluted	$(1.72)	$(0.34)

Weighted average shares outstanding:
Basic and diluted	60,337	54,841

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three months ended March 31, 2016 and 2015

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended March 31,
	2016	2015
Net loss	$(103,569)	$(18,494)
Other comprehensive income (loss), net of tax:
Net pension liability adjustment	(1)	(2)

Comprehensive loss	$(103,570)	$(18,496)

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the three months ended March 31, 2016

(Unaudited)

(Amounts in thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive	Noncontrolling
	Shares	Amount	Capital	Deficit	(Loss) Income	interest	Total
Balance at December 31, 2015	60,174	$602	$396,750	$(550,011)	$247	$3,839	$(148,573)
Restricted stock vesting	178	—	—	—	—	—	—
Stock compensation expense	—	—	1,081	—	—	—	1,081
Restricted stock withheld for taxes	—	—	(57)	—	—	—	(57)
Comprehensive loss, net of tax	—	—	—	(103,569)	(1)	—	(103,570)

Balance at March 31, 2016	60,352	$602	$397,774	$(653,580)	$246	$3,839	$(251,119)

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2016 and 2015

(Unaudited)

(Amounts in thousands)

	2016	2015
Cash Flows from Operating Activities:
Net loss	$(103,569)	$(18,494)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	6,142	11,841
Deferred income tax benefit	—	(13,726)
Accretion on debt	357	933
Accretion of deferred purchase obligation	100	103
Amortization of deferred finance costs	459	787
Impairment loss	54,266	—
Loss on asset dispositions	—	279
Loss on writedown of inventory supplies	277	—
Losses (gains) on derivative financial instruments	(13)	295
Lower of cost or market adjustment to inventories	—	2,360
Stock compensation expense	1,081	1,387
Capitalization of interest	—	(748)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	2,149	2,778
(Increase) decrease in inventories, net	11,971	(282)
Decrease (increase) in prepaid expenses and other current assets	(900)	783
Decrease (increase) in other assets	(508)	143
Increase (decrease) in accounts payable	24,668	(6,273)
(Decrease) increase in accrued expenses	9,249	(118)
(Decrease) increase in other long-term liabilities	(371)	(621)

Net cash provided by (used in) operating activities	5,358	(18,573)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(3,417)	(5,043)

Net cash used in investing activities	(3,417)	(5,043)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	—	69,684
Proceeds from DIP financing	42,500	—
Proceeds from issuance of debt	5,000	—
Distributions to noncontrolling interest equity holders	—	(113)
Borrowings on the Credit Facilities	8,431	34,300
Repayments on the Credit Facilities	(58,494)	(25,330)
Debt issuance costs	—	(10)
Borrowings on the Credit Agreement	—	207
Repayments on the Credit Agreement	—	(707)
Proceeds from the exercise of stock options	—	33
Tax effect of share based compensation award exercise and vesting	—	273
Restricted stock withheld for taxes	(57)	(441)

Net cash provided by (used in) financing activities	(2,620)	77,896
Net increase (decrease) in cash and cash equivalents	(679)	54,280
Cash at beginning of period	25,675	30,714

Cash at end of period	$24,996	$84,994

Noncash adjustments:
Reclass Debt to Liabilities Subject to Compromise	356,984	—
Reclass Accounts Payable to Liabilities Subject to Compromise	68,150	—
Reclass Other Liabilities to Liabilities Subject to Compromise	4,649	—

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of March 31, 2016 and for the three months ended March 31, 2016 and 2015 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Chapter 11 Bankruptcy Filings

On February 2, 2016, the Company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Debtors’ Chapter 11 cases constituted events of default that rendered the financial obligations under the Company’s series of notes automatically and immediately due and payable, subject to the imposition of the automatic stay arising pursuant to Section 362 of the Bankruptcy Code. As a result of the Chapter 11 cases, the Company has reclassified all related debt as current at December 31, 2015. See Footnote B – Voluntary Reorganization Under Chapter 11, Footnote E - Long-Term Debt and Footnote Q - Subsequent Events for additional information on the Debtors’ Chapter 11 petitions and notices of default.

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

As a result of the filing of the Bankruptcy Petitions, we have applied the FASB Accounting Standards Codification (“ASC”) 852 Reorganizations in preparing our interim financial statements. ASC 852 requires that financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain expenses, realized gains and losses and provisions for losses that are realized or incurred in the bankruptcy proceedings have been recorded in a reorganization line item in our consolidated statements of operations. In addition, the pre-petition obligations that may be impacted by the bankruptcy reorganization process have been classified on the balance sheet as liabilities subject to compromise. These liabilities are reported as the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Fair Value

Fair value is measured using inputs from the three levels of the fair value hierarchy. Classification within the hierarchy is determined based on the lowest level of input that is significant to the fair value measurement.

The three levels are described as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, accounts payable, and certain accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note L - Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 2 of the fair value hierarchy (see Note E - Long Term Debt). The pension assets, which are primarily invested in the Manulife Monthly High Income GIF Fund, are carried at fair value and are considered to be in Level 2 of the fair value hierarchy.

•	Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note E - Long Term Debt). The Senior Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and subsequently are carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note E - Long-Term Debt in our Consolidated Financial Statements). Level 3 inputs are also used in the determination for impairment testing on long-lived assets. Due to the Bankruptcy filing and defaults the debt is impractical to value.

When developing the fair value measurements, we use quoted market prices whenever available or seek to maximize the use of observable inputs and minimize the use of unobservable inputs when quoted market prices are not available.

Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU No. 2016-02 affects any entity that enters into a lease (as that term is defined in the ASU) and its guidance supersedes Topic 840, Leases. ASU No. 2016-02 requires lessees to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in the statement of financial position. For finance leases, lessees are required to recognize interest on the lease liability separately from amortization of the right-of-use asset in the statement of operations and classify repayments of the principal portion of the lease liability within financing activities and payments of interest on the lease liability and variable lease payments within operating activities in the statement of cash flows. For operating leases, lessees are required to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term on a generally straight-line basis and classify all cash payments within operating activities in the statement of cash flows. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. ASU No. 2016-02 is effective for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-02 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest - Imputation of Interest (Topic 835) (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance does not have any material impact on the Company’s results of operations but does require the Company to present any capitalized deferred finance fees as a reduction of the related debt on the consolidated balance sheet. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements (Topic 835) (“ASU 2015-15”) since the guidance under ASU No. 2015-03, did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows entities to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this pronouncement during the quarter ended March 31, 2016.

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

NOTE B—VOLUNTARY REORGANIZATION UNDER CHAPTER 11

Events of Default Under Debt Obligations

During 2015, the Company’s results of operations and liquidity were impacted by (i) the dramatic decline in zinc, nickel and other commodity prices, (ii) continuing issues that delayed the ramp-up of the Mooresboro zinc facility, and (iii) lower EAF dust receipts reflecting weaker steel production.

As a result, the Company concluded on January 2, 2016, that it would not make the required interest payment on the 3.80% Convertible Senior Notes due 2017 (the “Convertible Notes”) on its scheduled due date of January 4, 2016 exercising a 30-day grace period under the indenture governing such notes.

On January 6, 2016 and January 13, 2016, the Company received notices of default, effective November 30, 2015 and December 31, 2015, from PNC Bank related to failure to comply with the required fixed charge coverage ratio under Zochem Inc.s’ (“Zochem”) $20,000 revolving credit facility (the “2014 Zochem Credit Facility”) following transfers of funds to Horsehead in 2015. The notice sent on January 13, 2016, demanded immediate payment of all outstanding obligations under the 2014 Zochem Credit Facility. On January 14, 2016, Zochem and the Company entered into a forbearance agreement with PNC Bank. In consideration for the forbearance, Zochem agreed, among other things, to pay a forbearance fee to PNC Bank of $1,000 due and payable on February 1, 2016 and provide a mortgage on Zochem’s currently unencumbered property in Ontario, Canada. The forbearance remained effective until February 1, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On January 5, 2016, the Company received a notice of default from Macquarie Bank Limited (“Macquarie”), as administrative agent and sole arranger under our $80,000 secured revolving credit facility (the “Macquarie Credit Facility”). The notice of default related to, among other things, insufficient borrowing base availability under the Macquarie Credit Facility as of December 31, 2015. On January 15, 2016, Horsehead Corporation (“Horsehead”), The International Metals Reclamation Company, LLC (“INMETCO”) and Horsehead Metal Products, LLC (“HMP”) entered into a forbearance agreement with Macquarie. Pursuant to the forbearance agreement, cash held in certain of the Debtors’ third-party bank accounts was transferred to accounts controlled by Macquarie. Disbursements of funds from the controlled accounts were subject to a budget as specified in the forbearance agreement. Pursuant to the forbearance agreement, the Company agreed, among other things, (i) to pay down to $40,000 outstanding borrowings under the Macquarie Credit Facility and (ii) to pay a restructuring fee in an amount ranging from $1,000 to $2,500 in the event the obligations under the Macquarie Credit Facility are not paid in full by February 1, 2016, with the amount of such fee increasing over time from February 1, 2016 through April 30, 2016. The forbearance remained effective until February 1, 2016.

Before the expiration of the grace period under the Convertible Notes indenture and at the expiration of the forbearance agreements, on February 2, 2016, the Debtors filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On the same date, Zochem, as foreign representative of the Debtors, commenced a proceeding in the Ontario Superior Court of Justice (Commercial List) to recognize the Debtors Chapter 11 cases as a foreign main proceeding. The Debtors operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The filing of the Chapter 11 petitions constituted an event of default under the Debtors’ various credit facilities and series of notes and rendered the financial obligations under certain such instruments automatically and immediately due and payable. See Note E – Long-Term Debt.

On April 13, 2016, the Debtors filed a Joint Plan of Reorganization pursuant to Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and on April 14, 2016, a related Disclosure Statement. On July 11, 2016, the Debtors filed a Second Amended Joint Plan of Reorganization (the “Plan”) pursuant to Chapter 11 of the Bankruptcy Code with the Bankruptcy Court and a related Disclosure Statement. On the same date, the Bankruptcy Court entered an order approving the Disclosure Statement, and on July 12, 2016, the Canadian Court recognized and gave effect to such order in Canada. On or about July 18, 2016, the Debtors commenced solicitation of the Plan.

On September 9, 2016, the Bankruptcy Court confirmed and approved the Plan, which, among other things, resolved the Debtors’ pre-petition obligations, set forth the revised capital structure of the newly reorganized entity, and provided for corporate governance subsequent to exit from bankruptcy. The Plan was recognized by the Ontario Superior Court of Justice (Commercial List) on September 12, 2016. The effective date of the Plan is anticipated to be September 30, 2016 (the “Effective Date”).

Default under and subsequent termination of the New Market Tax Credit (the “NMTC”) loans

On January 22, 2016, the minority equity holders, as lenders, issued Notices of Non-Payment to the Company as a result of annual payments not made in accordance with various loan agreements existing under the NMTC program. These notices resulted in events of default under the NMTC loan agreements. The NMTC loan agreements were fully paid on June 24, 2016. See Note E – Long-Term Debt for further discussion.

Temporary Idling of Mooresboro Facility

On January 22, 2016, the Company temporarily idled the Mooresboro facility in the face of severe liquidity constraints and the Company’s determination that the facility was incapable of generating positive cash flow in the future without significant additional capital investment and/or a recovery in commodity prices. A small workforce has been retained to manage the facility during this period. See Note F of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note D – Property, Plant and Equipment for further information regarding asset impairment.

Entry into Debtor-in-Possession Credit Agreement

On February 8, 2016, the Debtors entered into a Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement (the “DIP Credit Agreement”), with certain holders of the Company’s Senior Secured Notes, as lenders (the “DIP Lenders”), and Cantor Fitzgerald Securities, as administrative agent (the “DIP Agent”). The entry into the DIP Credit Agreement was approved by the Bankruptcy Court. The DIP Credit Agreement was amended on March 3, 2016, May 16, 2016, June 23, 2016, August 1, 2016 and September 15, 2016. See Note F – Debtor In Possession Financing.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Entry into Unit Purchase and Support Agreement

On July 11, 2016, the Company, on behalf of the Debtors, entered into a Unit Purchase and Support Agreement (the “UPA”) with certain holders of claims against the Debtors that are listed therein as plan sponsors (collectively, the “Plan Sponsors”). The UPA was entered into in connection with the Debtors’ Plan filed with the Bankruptcy Court.

Pursuant to the UPA, and subject to approvals, terms, and conditions set forth therein, upon emergence from Chapter 11, (i) the Company will issue units of limited liability company interests of the reorganized Company to the Plan Sponsors who will purchase such Plan Sponsor’s respective percentage of an aggregate amount equal to $160,000 (the “Emergence Equity Units”), and (ii) the Plan Sponsors had the right to elect, on or prior to July 29, 2016, to commit to purchase up to an additional $100,000 units of limited liability company interests of the reorganized Company (the “Additional Capital Commitment Units”), with such commitment being exercisable at the election of the reorganized Company’s board of directors pursuant to the terms and subject to the conditions of the UPA, following the effectiveness of the Plan. The additional capital commitment was fully subscribed.

The UPA provides for the payment by the Company to the Plan Sponsors of a termination fee equal to $7,500 in the event the UPA is terminated under certain conditions set forth therein, including the failure to meet specific milestones. The Debtors have also agreed to pay certain fees and expenses of the Plan Sponsors.

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

The Debtors sought Bankruptcy Court approval of the UPA, which was confirmed and approved on September 9, 2016 and on September 12, 2016, the Canadian Court recognized and gave effect to such order in Canada.

The UPA was amended on August 30, 2016, to, among other things, (i) add an additional Plan Sponsor as a signatory to the UPA and correspondingly amends the respective schedules and purchase commitments to reflect such addition, (ii) allow the reorganized Company to call up to $15 million of Additional Capital Commitment Units for working capital needs and other general purposes, and (iii) amend various provisions of the UPA to reflect, among other milestone changes, that the effective date of the plan of reorganization shall occur by 5:00 PM, New York City time, on September 30, 2016.

The Emergence Equity Units and the Additional Capital Commitment Units, if issued, will not be registered under the Securities Act of 1933, as amended (the “Securities Act”), and will not be transferable unless subsequently registered under the Securities Act or an exemption from registration is available. The Company does not intend to register the Emergence Equity Units and the Additional Capital Commitment Units. Moreover, the Emergence Equity Units and the Additional Capital Commitment Units, if any, will be subject to, and each holder thereof will be a party to, the Limited Liability Company Agreement of the reorganized Company to be entered into and effective immediately following the effectiveness of the Plan.

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

Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the commencement of the bankruptcy proceedings, which will be settled as part of the Chapter 11 process. Pre-petition liabilities subject to compromise are required

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

to be reported at the amount expected to be allowed as a claim by the Bankruptcy Court, regardless of whether they may be settled for lesser amounts and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. The amounts included in the table below represent the Company’s allowed claims and its best estimate of claims expected to be allowed in the bankruptcy proceedings. The amounts recorded in liabilities subject to compromise require the use of estimates and assumptions that affect the reported amounts. The Company continues the process of reconciling claims and may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.

Liabilities subject to compromise consist of the following:

March 31, 2016
Debt	$356,984
Accounts payable	68,150
Other liabilities	4,649

$429,783

Interest Expense

The Debtors have discontinued recording interest on unsecured or under secured liabilities subject to compromise on the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $4,851, representing interest expense from the Petition Date through March 31, 2016.

Contracts

Under the Bankruptcy Code, the Debtors have the right to assume or reject certain contracts, subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the assumption of a contract requires a debtor to satisfy pre-petition obligations under the contract, which may include payment of pre-petition liabilities in whole or in part. Rejection of a contract is typically treated as a breach occurring as of the moment immediately preceding the Chapter 11 filing. Subject to certain exceptions, this rejection relieves the debtor from performing its future obligations under the contract but entitles the counterparty to assert a pre-petition general unsecured claim for damages. Parties to contracts rejected by a debtor may file proofs of claim against that debtor’s estate for damages.

In connection with approval of the Debtors’ Disclosure Statement, the Bankruptcy Court approved procedures for assuming or rejecting the Debtors’ contracts. On August 9, 2016, the Debtors filed an initial supplement to the Plan that included a schedule of assumed contracts and a schedule of rejected contracts. Since that date, the Debtors have filed additional supplements to the Plan including additional schedules of assumed and rejected contracts. Through the contract assumption and rejection process, the Debtors were able to successfully negotiate approximately a dozen midstream and downstream contracts. The Debtors continue to review and analyze their contractual obligations and retain the right, until forty-five days following the Effective Date, to amend or supplement the schedules of assumed and rejected contracts

Reorganization Items

Reorganization items represent the direct and incremental costs associated with the Chapter 11 proceedings, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated. Unamortized deferred financing costs, premiums, and discounts associated with debt classified as liabilities subject to compromise are expensed to reorganization items in order to reflect the expected amounts of the probable allowed claims. Interest expense includes forbearance fees, early termination fees and fees associated with obtaining debtor-in-possession financing. Reorganization items consist of the following for the quarter ended March 31, 2016:

March 31, 2016
Professional fees	$11,197
Interest expense	4,195

$15,392

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE C—INVENTORIES

Inventories consisted of the following at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Raw materials	$5,130	$12,230
Work-in-process	2,350	2,776
Finished goods	14,274	19,545
Supplies and spare parts	11,284	10,458

	33,038	45,009
Excess and obsolete inventory reserves	(4,795)	(4,518)

	$28,243	$40,491

The provision for slow moving inventory was $4,673 at March 31, 2016 and $4,070 at December 31, 2015.

The Company recorded $2,360 in lower of cost or market (“LCM”) adjustments to its finished goods inventories at March 31, 2015. The Company recorded total LCM adjustments to its finished goods inventories of $4,389 during 2015. The LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price and the incurrence of higher than normal production costs in 2015 at the Mooresboro, North Carolina zinc facility which operated at inefficient levels during start up. No LCM adjustments were made during the three months ended March 31, 2016.

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at March 31, 2016 and December 31, 2015.

	March 31, 2016	December 31, 2015
Land and land improvements	$25,050	$24,437
Buildings and building improvements	41,103	41,083
Machinery and equipment	244,942	299,009
Construction in progress	10,623	8,847

	321,718	373,376
Less accumulated depreciation	(123,680)	(118,535)

	$198,038	$254,841

The Company capitalized $748 of interest expense during the three months ended March 31, 2015. The interest expense capitalized related to the construction of the Mooresboro zinc facility which began operations in May 2014. Through December 31, 2015, the Company had capitalized a total of $58,383 of interest expense related to the Mooresboro facility. In January 2016, the Mooresboro facility was temporarily idled. On December 31, 2015 the Company recorded an impairment charge on the Mooresboro facility of $527,621. For further information refer to Note F of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

On February 2, 2016 the Company filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in Bankruptcy Court. At that time the Company did not have the capacity to raise additional capital. The Company concluded that additional expenditures upwards of $117,000 were required to bring the Mooresboro facility back online and make needed improvements to cure the identified operational issues. This information along with the filing for bankruptcy protection resulted in the Company determining a triggering event had occurred to further test impairment of the long-lived assets at the Mooresboro facility. The Company was unable to estimate future cash flows as the property was idled and there was no certainty as to whether funds were available to cure the operational defect. As such the Company proceeded to step 2 of the impairment test where we compared the implied fair value of operating invested capital of Horsehead to the fair value of our operating segments and determined the fair value of the Mooresboro facility to be essentially the liquidation value. The significant assumption in the analysis was that the Mooresboro facility would remain idle indefinitely until suitable funds were available to cure the significant operational defects. As a result of the analysis, we recorded a non-cash, pre-tax long-lived asset impairment loss of $54,266 for the Mooresboro asset group. The total amount of this write-down is included in Loss from Operations in the Consolidated Statement of Operations for the three months ended March 31, 2016. Following the write-down of the asset group, the remaining book value of the Mooresboro facility is $31,284 at March 31,2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE E—LONG –TERM DEBT

Long-term debt consisted of the following at March 31, 2016 and December 31, 2015:

	March 31,	December 31,
	2016	2015
Loan Payable, related to New Market Tax Credit program	$255	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount in 2015	—	93,403
10.50% Senior Secured Notes due June 2017, including the debt premium in 2015	—	205,081
9.00% Senior Unsecured Notes due July 2017	—	40,000
Zochem Credit Facility, interest payable at variable rates	—	17,500
Macquarie Credit Facility, interest payable at variable rates	26,888	59,451
Credit Agreement, interest payable at variable rates	—	17,389

	27,143	433,079
Less portion currently payable	27,143	433,079

	$—	$—

NMTC Loans

The loans payable associated with the NMTC program were interest only loans with principal due in June 2016. On January 22, 2016, the minority equity holders, as lenders, issued Notices of Non-Payment to the Company as a result of annual payments not made in accordance with the loan agreements. These notices resulted in events of default under the NMTC loan agreements. On June 16, 2016, Horsehead Zinc Recycling, LLC (“HZR”), Horsehead and the Company, as guarantor, entered into Forbearance Agreements (the “Forbearances”) with the lenders. In consideration for the Forbearances, HZR, Horsehead and the Company agreed, among other things, to pay forbearance fees to each lender of $100 upon execution of the Forbearances. On June 24, 2016, HZR repaid in full an aggregate amount of $878 outstanding under the NMTC loan agreements. The NMTC loan agreements terminated by their terms upon repayment.

Convertible Senior Notes

On July 27, 2011, the Company issued $100,000 of the Convertible Notes in a private placement. The Company received proceeds of $100,000 and recognized $3,481 in issuance costs in connection with the offering. The Company used the proceeds from the offering for the initial stages of construction for the Mooresboro zinc facility and for general corporate purposes, including working capital needs, investment in business initiatives, capital expenditures and acquisitions.

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Convertible Notes automatically and immediately due and payable. As a result, the Company reclassified the Convertible Notes to Current maturities of long-term debt in the Consolidated Balance Sheet at December 31, 2015 and as Liabilities Subject to Compromise in the Consolidated Balance Sheet at March 31, 2016. See Note B - Voluntary Reorganization Under Chapter 11 for additional information regarding the reclassification of debt subject to compromise. In February 2016, in connection with the Chapter 11 proceedings, Delaware Trust Company was appointed as trustee under the indenture governing the Convertible Notes.

In accordance with the guidance under ASC 815-15 Embedded Derivatives and ASC 470-20 Debt with Conversion and other Options, at issuance, the Company separately accounted for the liability and equity components of the Convertible Notes to reflect the Company’s nonconvertible borrowing rate when interest cost was recognized in subsequent periods. The fair value of the liability component of the Convertible Notes was calculated to be $78,174, at issuance, and was determined by measuring the fair value of a similar liability that does not have an associated equity component. The nonconvertible rate was determined by the Company to be 8.5%. The carrying amount of the embedded conversion option (the debt discount) of $21,826 was determined by deducting the fair value of the liability component from the initial proceeds of the Convertible Notes and was recorded, net of deferred taxes of $8,805, as additional paid-in capital. The Company had been accreting the long-term debt balance to par value over the term of the notes

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

using the interest method as required by ASC 835-30 Imputation of Interest.

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs were to be amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital in 2011. On the date of the bankruptcy filing, the Company reclassified the remaining deferred finance costs of $652 related to the Convertible Notes. This amount is included in Liabilities Subject to Compromise as an offset to the par value of the Convertible Notes in the Consolidated Balance Sheet at March 31, 2016.

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

The ABL Facility was terminated on July 6, 2015 when an $80,000 secured revolving credit facility became effective among Horsehead, HMP, INMETCO and Macquarie, as administrative agent and sole arranger. The Macquarie Credit Facility replaced both the $20,000 INMETCO Facility (as defined below) and the $60,000 ABL Facility.

Senior Secured Notes

On July 26, 2012, June 3, 2013 and July 29, 2014, the Company completed private placements to issue an aggregate of $205,000 in principal amount of 10.50% Senior Secured Notes due 2017 (the “Secured Notes”). The Company received total proceeds of $204,429 and recognized approximately $8,415 in issuance costs in connection with the offerings. The total net proceeds from the offerings were $196,014. The Company used the proceeds from the Secured Notes to pay for the completion of the construction of the Company’s Mooresboro zinc facility and the remainder for general corporate purposes, including working capital needs, investment in other business initiatives and other capital expenditures. The Company recorded an initial debt carrying value of $204,429 (net of the debt discount and debt premiums) and was accreting the long-term debt balance to par value over the term of the Secured Notes using the interest method as required by ASC 835-30 Imputation of Interest.

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Senior Secured Notes automatically and immediately due and payable. As a result, the Company reclassified the Senior Secured Notes to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the remaining net premium of $75 was written off and the Senior Secured Notes were recorded at their par value of $205,000.

Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs were to be amortized to interest expense over the term of the Senior Secured Notes. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the Company reclassified the remaining deferred finance costs of $2,106 related to the Senior Secured Notes. This amount is included in Liabilities Subject to Compromise as an offset to the par value of the Senior Secured Notes in the Consolidated Balance Sheet at March 31, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Credit Agreement

On August 28, 2012, Horsehead and HHC entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provided for the financing of up to €18,583 (approximately $25,805) for purchases under the contracts between Horsehead and Tecnicas Reunidas, S.A, (“TR”)., a Spanish corporation providing equipment and related products and services for the Mooresboro zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion. The facility became effective on November 14, 2012.

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Credit Agreement automatically and immediately due and payable. As a result, the Company has reclassified all remaining obligations under the Credit Agreement to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015 and, the outstanding amount of $17,389 was reclassified to Liabilities Subject to Compromise in the Consolidated Balance Sheet at March 31, 2016. See Note B for additional information regarding the reclassification of debt.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were to be amortized to interest expense over the term of the Credit Agreement. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the Company reclassified the remaining deferred finance costs of $789 related to the Credit Agreement. This amount is included in Liabilities Subject to Compromise as an offset to the amount outstanding in the Consolidated Balance Sheet at March 31, 2016.

Zochem Revolving Credit and Security Agreement

On April 29, 2014, Zochem entered into, as borrower, a $20,000 revolving credit facility with PNC Bank, as agent and lender. The Company also entered into the 2014 Zochem Facility as a guarantor of Zochem’s obligations.

The 2014 Zochem Facility provided for a twenty-nine month senior secured revolving credit facility in an aggregate principal amount of up to $20,000. At December 31, 2015, the Company had $17,500 in outstanding borrowings under the 2014 Zochem Facility. There was no undrawn availability at December 31, 2015. The carrying amount of the debt approximated fair value at December 31, 2015.

On January 6, 2016 and January 13, 2016, the Company received notices of default, effective November 30, 2015 and December 31, 2015, from PNC Bank related to failure to comply with the required fixed charge coverage ratio under the 2014 Zochem Credit Facility following transfers of funds to Horsehead in 2015. The notice sent on January 13, 2016, demanded immediate payment of all outstanding obligations under the 2014 Zochem Credit Facility. On January 14, 2016, Zochem and the Company entered into a forbearance agreement with PNC Bank. In consideration for the forbearance, Zochem agreed, among other things, to pay a forbearance fee to PNC Bank of $1,000 due and payable on February 1, 2016 and provide a mortgage on Zochem’s currently unencumbered property in Ontario, Canada. The forbearance remained effective until February 1, 2016. The forbearance fee is included in interest expense in the Consolidated Statement of Operations for the three months ended March 31, 2016. See Note B Voluntary Reorganization Under Chapter 11 for further information on Reorganization Items.

The Company incurred total issuance costs of $201 in connection with the 2014 Zochem Facility. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were to be amortized to interest expense over the remaining term of the 2014 Zochem Facility, however, based upon the notices of default, which stated defaults as of November 30, 2015 and December 31, 2015, the remaining deferred finance costs were written off in December 2015.

On February 8, 2016, the Debtors entered into the DIP Credit Agreement and used initial proceeds therefrom , among other things, to repay in full and terminate all obligations under the 2014 Zochem Facility, pay fees and expenses incurred through the closing date of the DIP Facility and pay other amounts permitted in the budget (including any permitted variances) and for general corporate purposes. See Note F – Debtor In Possession Financing for further information on the DIP Facility. The additional fees and expenses incurred through the payoff date of February 2, 2016 are included in Reorganization Items, net in the Consolidated Statement of Operations for the three months ended March 31, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

Senior Unsecured Notes

On July 29, 2014, the Company completed the private placement of $40,000 aggregate principal amount of 9.00% Senior Notes due 2017 (the “Unsecured Notes”). The Company received net proceeds of $38,686 after deducting approximately $1,314 in issuance costs in connection with the offering.

The Unsecured Notes were issued pursuant to an indenture, dated as of July 29, 2014, among the Company, the Guarantors and U.S. Bank National Association, as trustee. In February 2016, in connection with the Chapter 11 cases, Wilmington Trust, National Association, was appointed as trustee under the indenture governing the Unsecured Notes.

The commencement of the Debtors’ Chapter 11 cases constituted an event of default that rendered the financial obligations under the Senior Unsecured Notes automatically and immediately due and payable. As a result, the Company reclassified the Senior Unsecured Notes to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015 and as Liabilities Subject to Compromise in the Consolidated Balance Sheet at March 31, 2016. See Note B - Voluntary Reorganization Under Chapter 11 for additional information regarding the reclassification of debt.

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs were being amortized to interest expense over the term of the Unsecured Notes. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the Company reclassified the remaining deferred finance costs of $618 related to the Unsecured Notes. This amount is included in Liabilities Subject to Compromise as an offset to the aggregate principal amount of the Senior Unsecured Note in the Consolidated Balance Sheet at March 31, 2016.

Macquarie Revolving Credit Facility

On June 30, 2015, the Company’s wholly owned direct and indirect subsidiaries, INMETCO, Horsehead and HMP, entered into the Macquarie Credit Facility with Macquarie, which became effective on July 6, 2015 and had a maturity date of May 15, 2017. The new $80,000 facility replaced both the ABL Facility and the INMETCO Facility. The Company had $59,451 in outstanding borrowings at December 31, 2015 and no remaining availability. The carrying amount of the debt approximated fair value at December 31, 2015.

On January 5, 2016, the Company received a notice of default, as of December 31, 2015, from Macquarie related to, among other things, insufficient borrowing base availability under the Macquarie Credit Facility. As a result of receiving this notice, the Company reclassified indebtedness outstanding under the Macquarie Credit Facility to Current maturities of long-term debt in the Consolidated Balance Sheet at December 31, 2015. On January 15, 2016, Horsehead, INMETCO and HMP entered into a forbearance agreement with Macquarie. Pursuant to the forbearance agreement, cash held in certain of the Debtors’ third-party bank accounts was transferred to accounts controlled by Macquarie. Disbursements of funds from the controlled accounts were subject to a budget as specified in the forbearance agreement. Pursuant to the forbearance agreement, the Company agreed, among other things, (i) to pay down to $40,000 outstanding borrowings under the Macquarie Credit Facility and (ii) to pay a restructuring fee in

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

an amount ranging from $1,000 to $2,500 in the event the obligations under the Macquarie Credit Facility are not paid in full by February 1, 2016, with the amount of such fee increasing over time from February 1, 2016 through April 30, 2016. The forbearance remained effective until February 1, 2016. The obligations under the Macquarie Credit Agreement were not paid in full by February 1st and the Company recorded $5,057 in early termination and other fees as required by the forbearance agreement. This amount is recorded in interest expense in the Consolidated Statement of Operations for the three months ended March 31, 2016. The amount outstanding under the Macquarie Credit Facility was $26,888 at March 31, 2016. In March 2016, Macquarie assigned the debt to various other lenders. No terms were modified between the company and the new lenders.

The Company incurred total issuance costs of $1,635 in connection with the Macquarie Credit Facility. These costs were initially capitalized in the Company’s Consolidated Balance Sheet as a component of other assets and were to be amortized to interest expense over the remaining term, however, based upon the notice of default as of December 31, 2015, all deferred finance costs were written off at December 31, 2015.

Tecnicas Reunidas, S.A. Settlement

In January 2016, Horsehead Corporation reached a settlement agreement with one of the primary contractors for work associated with the construction of portions of the Mooresboro facility, TR. The agreement settled all known claims and disputes between Horsehead Corporation and TR relating to the construction of the Mooresboro facility. As a result, in 2016, the Company recorded a net settlement amount of approximately $7,200, of which $5,000 was received in cash and recorded as a loan payable to TR. The loan payable was subsequently reclassified to Liabilities Subject to Compromise.

Other

At March 31, 2016, the Company had a total of $7,939 in letters of credit that are cash collateralized and recorded as Restricted cash in the Company’s Consolidated Balance Sheet at March 31, 2016. The restricted cash will be used to collateralize self-insured claims for workers’ compensation and other general insurance claims.

At March 31, 2016 and December 31, 2015, the Company had a total of $364 in letters of credit outstanding under the 2014 Zochem Facility and $7,939 in letters of credit that are cash collateralized and recorded as Restricted Cash in the Company’s Consolidated Balance Sheet at March 31, 2016 and December 31, 2015. The letters of credit and restricted cash will be used to collateralize self-insured claims for workers’ compensation and other general insurance claims.

NOTE F—DEBTOR IN POSSESSION FINANCING

On February 8, 2016, the Debtors entered into a DIP Credit Agreement, with certain holders of the Company’s Senior Secured Notes, as lenders, and Cantor Fitzgerald Securities, as administrative agent. The entry into the DIP Credit Agreement was approved by the Bankruptcy Court. The DIP Credit Agreement was amended on March 3, 2016, May 16, 2016, June 23, 2016, August 1, 2016 and September 15, 2016.

The DIP Credit Agreement provides for a senior secured super priority credit facility in the aggregate principal amount of up to $90,000 (the “DIP Facility”). Initial proceeds from the DIP Facility were used, among other things, to repay in full and terminate all obligations under the 2014 Zochem Facility, pay fees and expenses incurred through the closing date of the DIP Facility and pay other amounts permitted in the budget (including any permitted variances) and for general corporate purposes. At March 31, 2016, outstanding amounts under the DIP Facility were $42,500. The DIP Credit Agreement required origination fees of 4.5% or $4,050 which were paid with the initial draw and are included in Reorganization items, net in the Consolidated Statement of Operations for the three months ended March 31, 2016.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

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

The Company expects to repay the DIP Facility in full upon emergence from bankruptcy.

NOTE G—ACCRUED EXPENSES

Accrued expenses at March 31, 2016 and December 31, 2015 consisted of the following.

	March 31, 2016	December 31, 2015
Employee related costs	$3,657	$5,868
EAF dust processing reserve	4,063	3,336
Workers’ compensation insurance claim liabilities	1,500	1,500
Unearned tolling revenue	1,772	1,305
Accrued sales tax	2,301	2,291
Accrued interest	9,968	4,534
Environmental reserve	1,690	712
Accrued hedge contracts	13	1,275
Accrued insurance	985	1,749
Other	3,468	2,260

	$29,417	$24,830

NOTE H—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at March 31, 2016 and December 31, 2015 consisted of the following.

	March 31, 2016	December 31, 2015
Environmental obligations	$588	$567
Insurance claim liabilities	5,241	5,603
Asset retirement obligations	5,217	5,123
Deferred purchase price obligation	3,638	3,538
Other	551	674

	$15,235	$15,505

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE I—INCOME TAXES

The Company’s effective tax rates were 0.2% and 41.1% for the three months ended March 31, 2016 and 2015, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

The effective tax rate for the three months ended March 31, 2016 decreased when compared to the three months ended March 31, 2015 due to the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

The Company and its subsidiaries file income tax returns in the U.S., Canada and various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The tax years that remain subject to examination are 2010 through 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE J—ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income are as follows:

	March 31, 2016	December 31, 2015
Cumulative translation adjustments	$30	$30
Net pension adjustment	216	217

Accumulated other comprehensive income	$246	$247

NOTE K—SHARE-BASED COMPENSATION

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. No stock options were exercised during the three months ended March 31, 2016, . At March 31, 2016, there were 580 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 0.79 years of remaining contractual life. The options outstanding under the 2006 Plan had no intrinsic value at March 31, 2016. All compensation expense had been recognized as of December 31, 2012.

The Company had a total of 218 restricted stock units at a weighted average grant date fair value of $10.96 per unit outstanding under the 2006 Plan at December 31, 2015. During the three months ended March 31, 2016, 143 restricted stock units vested having an intrinsic value of $274. At March 31, 2016, there were 75 restricted stock units outstanding and the remaining contractual life ranged from 0.75 years to 1.5 years. The related compensation expense for the three months ended March 31, 2016 and 2015 was $111 and $284, respectively. Unrecognized compensation expense as of March 31, 2016 was $344.

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

The Company had a total of 611 restricted stock units at a weighted average grant date fair value of $18.15 per unit outstanding under the 2012 Plan at December 31, 2015. During the three months ended March 31, 2016, the Company granted 634 service based restricted stock units with an average grant date fair value of $1.83 per unit. The restricted stock units vest over a one or five-year service period. During the three months ended March 31, 2016, 78 restricted stock units vested having an intrinsic value of $40.

During the three months ended March 31, 2016, the Company granted 538 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $2.51 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions. This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions were a

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

risk free rate of 1.32%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units would have been issued for par value, however, it is expected that vesting will not occur as it is expected that the Company will emerge from bankruptcy prior to the vesting requirements being met and all common stock and securities convertible or exchangeable for common stock will be cancelled upon emergence from bankruptcy.

The related compensation expense for all 2012 Plan restricted stock units for the three months ended March 31, 2016 and 2015 was $969 and $1,103, respectively. The remaining contractual life ranged from 0.75 years to 3.75 years. Unrecognized compensation expense as of March 31, 2016 was $7,248.

Upon emergence from Chapter 11, the contracts underlying the awards will be rejected and the 2012 Plan will be terminated. The shares of the Company will be cancelled including those issued under the 2006 Plan and the 2012 Plan.

NOTE L—ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

The Company hedged approximately 15.7 tons of zinc with fixed-to-variable future swap contracts at December 31, 2015, all of which settle at various dates up to and including December 2016.

The Company also enters into fixed to variable swap contracts as a financial hedge of a portion of its exposure to the movements in the LME prices of nickel. As of December 31, 2015, the Company had a minimal amount of nickel fixed-to-variable swap contracts outstanding.

At December 31, 2015, the Company had 4.5 tons of fixed price swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that the Company could not meet, as a result, all of the fixed price swap contracts in effect at December 31, 2015 were liquidated.

Due to the Company’s deteriorating financial condition, in January 2016, several brokers required margin calls that the Company could not meet, as a result, most of the zinc fixed-to-variable swap contracts, all outstanding nickel fixed-to-variable contracts and all outstanding fixed price swap contracts in effect at December 31, 2015 were liquidated. The total amount related to the margin calls that could not be met was $1,325 of which $1,389 of this amount is included in Net Sales of zinc material and other goods. The remaining $64 is included in Cost of sales of nickel-based material and other services in the Consolidation Statement of Operations for the three months ended March 31, 2016.

Zochem still maintains a minimal amount of zinc fixed-to-variable swaps contracts that were in effect at March 31, 2016. The Company has no nickel fixed-to-variable swap contracts nor fixed rate swap contracts outstanding at March 31, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below:

	Three months ended March 31, 2016	Three months ended March 31, 2015
(Losses) gains included in net sales:
Swaps	$77	$(705)

The fair value of the swap contracts and put options at March 31, 2016 and December 31, 2015 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)

	March 31, 2016	December 31, 2015
Swaps included in Accrued expenses	$13	$1,275

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

NOTE M—CONTINGENCIES

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

NOTE N—LOSS PER SHARE

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

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The information used to compute basic and diluted loss per share is as follows:

	Three months ended March 31,
	2016	2015
Basic loss per share:
Net loss	$(103,569)	$(18,494)
Weighted average shares outstanding – basic	60,337	54,841
Basic loss per share	$(1.72)	$(0.34)

Diluted loss per share:
Net loss	$(103,569)	$(18,494)
Weighted average shares outstanding – diluted	60,337	54,841
Diluted loss per share	$(1.72)	$(0.34)

	Exercise Price	Three months ended March 31,
		2016	2015
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	580	582
Convertible Notes	$15.00	—	—
Restricted Stock Units		1,769	1,031

Total		2,349	1,613

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. As of March 31, 2016, the Company utilized the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution was calculated by dividing the conversion spread value by the average share price for the quarter. During the three months ended March 31, 2016, and March 31, 2015, the average share price for the quarter was lower than the exercise price for the Convertible Notes and therefore no conversion spread was realized and no dilution assumed.

NOTE O—SEGMENT INFORMATION

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The following table presents information regarding the Company’s segment presentation:

Three months ended March 31, 2016	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$42,515	$27,754	$9,024	$(190)	$79,103
Depreciation and amortization	4,827	561	754	—	6,142
Cost of sales (excluding depreciation and amortization)	56,262	26,208	7,684	(190)	89,964
Selling, general and administrative expenses	3,957	520	556	2,514	7,547
Interest expense	6,983	1,663	111	3,024	11,781
Reorganization items, net	(4,050)	(1,016)	—	(10,326)	(15,392)
(Loss) income before income taxes	(85,667)	(2,286)	23	(15,865)	(103,795)

Three months ended March 31, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$57,127	$35,164	$10,109	$(256)	$102,144
Depreciation and amortization	10,478	634	729	—	11,841
Cost of sales (excluding depreciation and amortization)	66,867	31,635	7,877	(256)	106,123
(Gain) loss on asset dispositions	132	—	147	—	279
Selling, general and administrative expenses	5,199	607	571	401	6,778
Interest expense	951	125	178	7,860	9,114
(Loss) income before income taxes	(25,968)	2,075	763	(8,252)	(31,382)

March 31, 2016	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$142,045	$24,389	$31,604	$—	$198,038
Capital expenditures	2,293	202	922	—	3,417
Total assets	214,609	57,251	50,022	(5,194)	316,688

December 31, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$198,696	$24,746	$31,399	$—	$254,841
Capital expenditures	29,491	815	3,387	—	33,693
Total assets	275,681	70,005	49,655	(3,289)	392,052

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE P—EQUITY OFFERINGS

On January 28, 2015, the Company completed an underwritten public offering of 5,750 shares of its common stock, including 750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. At the public offering price of $12.75 per share of common stock, the aggregate gross proceeds from the common stock sold by the Company were $73,313. The net proceeds realized by the Company from the offering, after $3,299 in underwriting discounts and commissions and $392 in expenses relating to the offering, were $69,622. The net proceeds were available for general corporate purposes, which may include capital expenditures, acquisitions, working capital and liquidity for operational contingencies.

The shares were offered under a shelf registration statement filed with the SEC on Form S-3, which was declared effective on October 3, 2013.

On October 23, 2015, the Company entered into an at-the-market equity offering (“ATM”) sales agreement pursuant to which the Company could offer and sell, from time to time, shares of its common stock having an aggregate offering price of up to $50,000, through its sales agent. Subject to the terms and conditions of the sales agreement, the sales agent used commercially reasonable efforts to sell shares of the Company’s common stock in such number, at such times and at such prices as the Company determined. Sales of the shares of the Company’s common stock were made by any method deemed to be an “at-the-market offering” as defined in Rule 415 under the Securities Act of 1933, as amended, including, sales made directly on or through the NASDAQ Global Select Market or sales made to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices. The offering was made under the Company’s registration statement on Form S-3. From October 23, 2015 to December 2, 2015, the Company sold 3,507 shares at an average price of $2.60 per share of common stock. The aggregate gross proceeds from the ATM offering were $9,109. The net proceeds realized by the Company from the ATM offering, after deducting $300 in underwriting discounts and commissions and $402 in expenses related to the offering were $8,407. The Company used the net proceeds from the sale of the shares of its common stock for general corporate purposes, which included liquidity for operational contingencies, working capital and capital expenditures. Sales of equity under the ATM program were suspended by the Company on December 2, 2015.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE Q—SUBSEQUENT EVENTS

Bankruptcy Proceedings

The Debtors filed the Plan and related Disclosure Statement with the Bankruptcy Court on July 11, 2016. On that same date, the Bankruptcy Court entered an order approving the Disclosure Statement, and on July 12, 2016, the Canadian Court recognized and gave effect to such order in Canada. On or about July 18, 2016, the Debtors commenced solicitation of the Plan. On September 9, 2016, the Bankruptcy Court entered an order confirming the Plan. The Plan was recognized by the Ontario Superior Court of Justice (Commercial List) on September 12, 2016.

Entry into Unit Purchase and Support Agreement

On July 11, 2016, the Company, on behalf of the Debtors, entered into the UPA with certain holders of claims against the Debtors that are listed therein as plan sponsors. The UPA was entered into in connection with the Debtors’ Plan filed with the Bankruptcy Court. The UPA was approved by the Bankruptcy Court on September 9, 2016. See Note B - Voluntary Reorganization Under Chapter 11 for more details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

This discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto included herein and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on September 29, 2016.

Overview

Our Business

Through the operations of our subsidiary, Horsehead Corporation, we produced zinc metal in the United States until early 2016, and, we believe we are the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. We also believe that, through the operations of our subsidiary, Zochem, we are the largest single-site producer of zinc oxide in North America. Through the operations of our subsidiary, INMETCO, we believe we are a leading recycler of nickel-bearing waste generated by the stainless and specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. Horsehead is also the parent company of Horsehead Metal Products, LLC, which owns our idled zinc facility in Mooresboro, North Carolina.

We currently have production and/or recycling operations at five facilities (excluding the Mooresboro facility) located in four states in the United States. Zochem operates from one facility located in Canada. Our products are used in a wide variety of applications, including for use in zinc smelters operated by third parties, as components in rubber tires, alkaline batteries, paint, chemicals and pharmaceuticals and as a remelt alloy in the production of stainless steel. Products from our idled zinc facility in Mooresboro, North Carolina were used in the galvanizing of sheet and fabricated steel products.

We, together with the companies from which Horsehead Corporation acquired most of its assets , have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. On January 22, 2016, we announced the idling of our Mooresboro, North Carolina zinc production facility. The decision to idle the Mooresboro facility was the result of many factors, including a depressed zinc price and our liquidity situation. A small workforce has been retained to manage the facility. To date, the Mooresboro facility remains in an idled state.

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

Operations

We operate as three business segments, Horsehead, Zochem and INMETCO and operate in three distinct, but related, lines of business: (a) the processing of EAF dust and other zinc-bearing material to produce and sell zinc calcine, waelz oxides and zinc and other metals undertaken by Horsehead Corporation; (b) the production and sale of zinc oxide undertaken by Zochem; and (c) the processing of a variety of metal-bearing waste materials and the production of nickel-bearing alloys undertaken by INMETCO.

Horsehead Corporation

Horsehead Corporation was a producer of zinc products, including zinc metal, used in the galvanizing of steel, in zinc die castings, and zinc-bearing alloys in the United States. Prior to the Petition Date, Horsehead Corporation conducted its zinc production (as opposed to recycling) operations from its facility located in Mooresboro, North Carolina, which we began constructing in September 2011 to replace our former zinc smelter located in Monaca, Pennsylvania. We permanently shut down the Monaca facility in April 2014 and subsequently demolished it, and sold the land in June 2015, although we retain ownership of a non-hazardous captive landfill located at that site. The Mooresboro facility was idled on January 22, 2016.

Horsehead Corporation produces WOX and zinc calcine for sale to other zinc producers. Prior to the idling of the Mooresboro facility, Horsehead Corporation used WOX, the primary product of its recycling operations, as a low-cost, raw material feedstock in the production of zinc metal and value-added zinc products, which yielded a competitive cost advantage. Our EAF dust recycling operations provided us with a reliable, cost-effective source of recycled feedstock without relying on third-party sellers.

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

Zochem

Our Zochem facility, which we acquired on November 1, 2011, is located in Brampton, Ontario, Canada and produces zinc oxide. We believe Zochem is the largest single-site producer of zinc oxide in North America. The production process uses special high grade (“SHG”) zinc as raw material which is added to the melting section of the furnaces. The melted zinc is then boiled and the zinc vapor is combusted as it enters an oxidation chamber. The zinc oxide is then collected and packaged for shipment. The Zochem facility has the capacity to produce approximately 72,000 tons of zinc oxide a year. Zinc oxide is used as an additive in various materials and products, including plastics, ceramics, glass, rubbers, cement, lubricants, pigments, sealants, ointments, fire retardants, and batteries.

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

Factors Affecting Our Operating Results

Sales. We generate the substantial majority of our net sales from the sale of zinc-based products and to a much lesser extent from the sales of nickel-based products, our operating results therefore, depend heavily on the prevailing market price for zinc and nickel. Our principal raw materials when we produced zinc metal were zinc extracted from recycled EAF dust, for which we receive revenue from the carbon steel mini-mill companies, and other zinc-bearing secondary materials (“purchased feedstock”) that we purchase from third parties. Costs to acquire and recycle EAF dust are not impacted significantly by fluctuations in the market price of zinc on the LME. Until it was idled on January 22, 2016, our Mooresboro facility utilized zinc recycled from EAF dust for a substantial majority of its raw materials. The cost for the remaining portion of our raw materials is not directly impacted by changes in the market price of zinc. Our Zochem facility relies entirely on SHG metal that is dependent on the LME zinc price. The price of our finished products is impacted directly by changes in the market price of zinc and nickel, which can result in rapid and significant changes in our monthly revenues.

Average monthly, daily and yearly LME zinc prices for the years 2006 through 2015 and the three months ended March 31, 2016 were as follows:

LME Zinc Prices	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Three Months Ended March 31, 2016
Monthly Average
High	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06	$1.04	$0.82
Low	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91	$0.69	$0.69
Daily High	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10	$1.09	$0.84
Daily Low	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88	$0.66	$0.66
Average	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98	$0.87	$0.76

We entered into fixed price zinc swaps which were put in place to reduce volatility during the completion of construction and ramp-up of production at the now-idled Mooresboro facility. We received $0.1 million from the settlement of fixed price zinc swaps for the three months ended March 31, 2015.

At December 31, 2015, we had 4.5 tons of fixed price zinc swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that we could not meet. As a result, all of the fixed price zinc swap contracts in effect at December 31, 2015 were liquidated in early January 2016.

Daily high, low and yearly average LME nickel prices for the years 2011 through 2015 and the three months ended March 31, 2015 and the three months ended March 31, 2016 were as follows:

LME Nickel Prices	2011	2012	2013	2014	2015	Three Months Ended March 31, 2015	Three Months Ended March 31, 2016
Daily High	$13.17	$9.90	$8.44	$9.62	$7.01	$7.01	$4.25
Daily Low	$7.68	$6.89	$5.97	$6.06	$3.70	$5.65	$3.50
Average	$10.36	$7.97	$6.81	$7.65	$5.36	$6.50	$3.86

Weekly steel industry capacity utilization remained in the low to mid 70% range in 2011 through the second quarter of 2012. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range. The weekly steel industry capacity decreased to the low 70% range during the first nine months of 2015 and dipped during the fourth quarter of 2015 to its lowest level since the end of 2010. It rebounded to the low 70% range during the first three months of 2016.

The table below illustrates our historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts		Revenue/Ton
	Three months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
	(Tons, in thousands)		(In U.S. dollars)
Product:
Zinc Products	23	30	$1,649	$2,142
EAF Dust	128	129	$75	$73
Nickel-based products	8	5	$1,198	$1,583

Cost of Sales (excluding depreciation and amortization). Our cost of producing zinc and nickel products consists principally of purchased feedstock, energy, maintenance and labor costs. Purchased feedstock related costs, when we were producing zinc metal, were driven by the percentage of purchased feed used in the feed mix, the average LME zinc price and the price paid for the purchased feed expressed as a percentage of the LME average zinc price. Purchased feedstock sells at a discount to the LME price of zinc.

Raw material costs at our Zochem facility, which comprised 82% of production costs for the three months ended March 31, 2016, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 18% of our production costs at our Zochem facility for the three months ended March 31, 2016.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. We recorded an LCM adjustment of $2.4 million at March 31, 2015. The LCM adjustment was the result of the declining LME zinc price, and the incurrence of higher than normal production costs in 2015 at the zinc facility in Mooresboro, North Carolina as it operated at inefficient levels during startup. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of its purchased feedstock generally flows through cost of sales during the same month it is purchased. No LCM adjustment was recorded during the three months ended March 31, 2016.

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

The Company is pursuing recovery of the cost of repairs and other related expenses during the rebuilding period, subject to deductibles, under the Company’s property insurance program. As of June 30, the Company has estimated that approximately $15 million in costs will be incurred to rebuild the facilities damaged in the fire and pay other related costs. The Company has not yet reached agreement with the insurers on the final claim amount. To date, the Company has received $3.0 million in recoveries from its insurance companies and recorded that amount as a reduction to cost of sales.

See Footnote AA - Insurance Recoveries in our Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on September 29, 2016 for further information.

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

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, since May 2015, the price of zinc fell approximately 39%, reaching a six-year low in December 2015. The monthly average price of zinc rose 19% throughout the first quarter of 2016 from the December 2015 monthly average. The price of nickel fell approximately 59% from May 2014 to December 2015. The monthly average price has fluctuated approximately 4.5% throughout the first quarter of 2016 but ended the quarter unchanged from the December 2015 monthly average. Changes in zinc pricing have impacted our sales revenues since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the purchase prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations.

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

Zinc based products that were produced at our Mooresboro facility compete with other materials in many of their applications. For example, PW zinc is used by steel fabricators in the hot dip galvanizing process, in which steel is coated with zinc in order to protect it from corrosion. Demand for zinc as a galvanizing material may shift depending on how customers view the respective merits of hot dip galvanizing and paint. In addition, SHG zinc and continuous galvanizing grade (“CGG”) zinc are used by continuous galvanizers to produce galvanized flat-rolled sheet steel for the automotive market. There have been recent plans by some automotive companies to begin to use lightweight aluminum sheet to replace galvanized steel. Any such shifts in industry uses could affect sales of our products.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2015, which were included in our Annual Report on Form 10-K filed with the SEC on September 29, 2016, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of March 31, 2016 and for the three months ended March 31, 2016 and 2015. Certain of these accounting policies are described below.

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

The three levels are described as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, accounts payable, and certain accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments.

•	Level 2 - Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note L - Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 2 of the fair value hierarchy (see Note E - Long Term Debt). The pension assets, which are primarily invested in the Manulife Monthly High Income GIF Fund, are carried at fair value and are considered to be in Level 2 of the fair value hierarchy.

•	Level 3 - Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note E - Long Term Debt). The Senior Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and subsequently are carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note E - Long-Term Debt in our Consolidated Financial Statements). Level 3 inputs are also used in the determination for impairment testing on long-lived assets. Due to the Bankruptcy filing and defaults the debt is impractical to value.

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

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of our contracts. In addition, we minimize credit loss by utilizing four different brokers for our derivative contracts. (See Note L - Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements).

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

We recorded an impairment loss on the Mooresboro facility in December 2015 and an additional loss in March 2016. See Footnote F-Asset Write-Downs and Disposals in the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note D – Property, Plant and Equipment in the Consolidated Financial Statements for the three months ended March 31, 2016 for additional information on the impairment losses on the Mooresboro facility.

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

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	113.7%	103.9%
(Gain) loss on asset dispositions	—	0.3%
Impairment loss	68.6%	—
Depreciation and amortization	7.8%	11.6%
Selling, general and administrative expenses	9.5%	6.6%

Loss from operations	(99.6)%	(22.4)%
Interest expense	14.9%	8.9%
Interest and other income	2.8%	0.6%
Reorganization items, net	(19.5)%	—

Loss before income taxes	(131.2)%	(30.7)%
Income tax benefit	(0.3)%	(12.6)%

Net loss	(130.9)%	(18.1)%

A significant portion of our zinc oxide, WOX and zinc calcine shipments are priced based on prior months’ LME average zinc price. Consequently, changes in the LME average zinc price are not fully realized until subsequent periods.

The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2014			2015				2016
Average LME zinc price	June 30	September 30	December 31	March 31	June 30	September 30	December 31	March 31
Quarter	$0.94	$1.05	$1.01	$0.94	$0.99	$0.84	$0.73	$0.76
Year-to-date	$0.93	$0.97	$0.98	$0.94	$0.97	$0.92	$0.87	$0.76

Segment Disclosure

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

Three Months Ended March 31, 2016 Compared with Three Months Ended March 31, 2015

Consolidated net sales.

Consolidated net sales decreased $23.0 million, or 22.5%, to $79.1 million for the three months ended March 31, 2016, compared to $102.1 million for the three months ended March 31, 2015.

Change in consolidated net sales	(in millions)
Horsehead	$(14.6)
Zochem	(7.4)
INMETCO	(1.1)
Eliminations	0.1

Total change in consolidated net sales	$(23.0)

See separate segment discussion.

Consolidated cost of sales (excluding depreciation and amortization).

Consolidated cost of sales decreased $16.1 million, or 15.2%, to $90.0 million for the three months ended March 31, 2016, compared to $106.1 million for the three months ended March 31, 2015.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(10.6)
Zochem	(5.4)
INMETCO	(0.1)
Eliminations	—

Total change in consolidated cost of sales (excluding depreciation and amortization)	$(16.1)

See separate segment discussion.

Consolidated impairment loss

On February 2, 2016 the Company filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in Bankruptcy Court. At that time the Company did not have the capacity to raise additional capital. The Company concluded that additional expenditures upwards of $117.0 million were required to bring the Mooresboro facility back online and make needed improvements to cure the identified operational issues. This information along with the filing for bankruptcy protection resulted in the Company determining a triggering event had occurred to further test impairment of the long-lived assets at the Mooresboro facility. The Company was unable to estimate future cash flows as the properly was idled and there was no certainty as to whether funds were available to cure the operational defect. As such the Company proceeded to step 2 of the impairment test where we compared the implied fair value of operating invested capital of Horsehead to the fair value of our operating segments and determined the fair value of the Mooresboro facility to be essentially the liquidation value. The significant assumption in the analysis was that the Mooresboro facility would remain idle indefinitely until suitable funds were available to cure the significant operational defects. As a result of the analysis, we recorded a non-cash, pre-tax long-lived asset impairment loss of $54.3 million for the Mooresboro asset group. The total amount of this write-down is included in Loss from Operations in the Consolidated Statement of Operations for the three months ended March 31, 2016. Following the write-down of the asset group, the remaining book value of the Mooresboro facility is $31.3 million at March 31, 2016.

Consolidated depreciation and amortization.

Consolidated depreciation and amortization decreased $5.7 million, or 48.3%, to $6.1 million for the three months ended March 31, 2016, compared to $11.8 million for the three months ended March 31, 2015.

Change in consolidated depreciation and amortization	(in millions)
Decrease in depreciation associated with the Mooresboro facility	(6.4)
Other	0.7

Total change in consolidated depreciation and amortization	$(5.7)

•	The decrease in depreciation is due to the reduced book value of the Mooresboro facility as a result of the impairment charge recorded at December 31, 2015.

Consolidated selling, general and administrative expenses.

Consolidated selling, general and administrative expenses increased $0.7 million, or 10.3%, to $7.5 million for the three months ended March 31, 2016, compared to $6.8 million for the three months ended March 31, 2015. The increase is a result of an overall increase in non-reorganization expenses, particularly in professional fees, partially offset by decreases in audit fees, travel expenses and non-cash compensation.

Consolidated other income (expense).

Net consolidated other income (expense) was $(9.6) million for the three months ended March 31, 2016, compared to $(8.5) million for the three months ended March 31, 2015. The reduction is primarily the result of a settlement agreement reached in January 2016 with TR, one of the primary design firms for work associated with the construction of portions of the Mooresboro facility

Reorganization items.

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852-10. Reorganization items for the three months ended March 31, 2016 were $15.4 million.

Horsehead reorganization items	(in millions)
Professional fees	$11.2
Interest expense	4.2

Total reorganization related items	$15.4

•	Professional fees include legal and other advisory fees related to the bankruptcy proceedings.

•	Interest expense includes forbearance fees, early termination fees and adjustments to deferred finance charges associated with our debt and credit agreements. It also includes fees associated with obtaining debtor-in-possession financing.

Consolidated income tax benefit.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Income tax benefit (in millions)	$(0.2)	$(12.9)
Effective tax rate	0.2%	41.1%

•	The effective tax rate for the three months ended March 31, 2016 decreased when compared to the three months ended March 31, 2015 due to the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

Consolidated net loss.

For the reasons stated above, net loss for the three months ended March 31, 2016 was $103.6 million compared to $18.5 million for the three months ended March 31, 2015.

Business Segments

Horsehead

Net sales.

Net sales decreased $14.6 million, or 25.6%, to $42.5 million for the three months ended March 31, 2016 compared to $57.1 million for the three months ended March 31, 2015.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(17.7)
Price realization decrease due to zinc finished products and services	(2.1)
WOX/zinc calcine sales increase	6.3
Miscellaneous and other sales increase	(1.1)

Total change in Horsehead net sales	$(14.6)

•	The zinc products volume reduction was primarily due to idling the Mooresboro facility in January 2016. The facility was ramping-up production during the first quarter of 2015.

•	The decrease in price realization during the three months ended March 31, 2016 primarily related to zinc metal and resulted from a 19.3% lower average LME zinc price for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

•	WOX and zinc calcine sold to third parties during the three months ended March 31, 2016 increased 72.8% compared to the three months ended March 31, 2015 and will continue to be sold until the new zinc facility is operating at close to capacity. The increase is attributable to the idling of the Mooresboro facility in January 2016.

•	Net sales during the three months ended March 31, 2016 were reduced by $1.2 million relating to the liquidation of our fixed-to-variable swap hedge contracts. Net sales during the three months ended March 31, 2015 were decreased by unrealized non-cash adjustments of $0.3 million relating to our hedging activities.

Horsehead zinc product shipments - in tons	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Zinc finished product shipments	5,640	14,287
WOX/calcine shipments	40,055	23,183
Total zinc product shipments on a zinc contained basis	30,870	29,063
Average sales price realization on a zinc contained basis	$0.52	$0.79

•	The decrease in the average sales price realization reflects the 19.3% lower average LME zinc price during the three months ended March 31, 2016 compared to the three months ended March 31, 2015 and the increase in lower-priced WOX/calcine shipments as a percentage of total shipments.

Net sales of zinc metal decreased $20.2 million, or 69.4%, to $8.9 million for the three months ended March 31, 2016, compared to $29.1 million for the three months ended March 31, 2015.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(17.9)
Decrease in price realization	(2.3)

Total change in Horsehead zinc metal net sales	$(20.2)

•	The decrease in volume relates to a reduction in shipments due to the idling of the Mooresboro facility in January 2016. Mooresboro was ramping-up production during the first quarter of 2015.

•	The decrease in price realization was a result of a decrease in the average price per ton on zinc metal sold and a decrease of 19.3% in the average LME zinc price.

Net sales of zinc-based powders increased $0.2 million to $0.8 million for the three months ended March 31, 2016 compared to $0.6 million for the three months ended March 31, 2015. The increase was primarily due to an increase in shipments.

Revenues from EAF dust recycling increased $0.3 million, or 0.3%, to $9.9 million for the three months ended March 31, 2016, compared to $9.6 million for the three months ended March 31, 2015.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Decrease in volume	$—
Increase in price realization	0.3

Total change in Horsehead EAF Dust recycling net sales	$0.3

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $10.6 million, or 15.8%, to $56.3 million for the three months ended March 31, 2016, compared to $66.9 million for the three months ended March 31, 2015.

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cost of sales as a % of net sales	132.3%	117.1%
Unrealized non-cash losses (gains) related to hedging	$0.01	$0.3

The cost of zinc material and other products sold for the three months ended March 31, 2016, decreased $10.0 million, or 16.8%, to $49.5 million, compared to $59.5 million for the three months ended March 31, 2015.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(26.6)
Increase in cost of zinc finished products shipped	4.0
Increase in recycling and other costs	3.3
Cost of sales relating to WOX and zinc calcine products produced	9.3

Total change in Horsehead cost of zinc metal and other products sold	$(10.0)

•	Volume decrease due to idling of the Mooresboro facility in January of 2016.

•	The cost of zinc material includes a $2.4 million of LCM inventory adjustment at March 31, 2015. The 2015 LCM adjustment was the result of higher than normal production costs at the Mooresboro facility which operated at inefficient levels during its continued ramp-up. No LCM adjustment was made in 2016.

Conversion costs for the Mooresboro facility were $12.6 million and $22.4 million for the three months ended March 31, 2016 and March 31, 2015, respectively, and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. The reduction reflects the idling of the facility in January 2016.

Conversion costs for the recycling facilities that process EAF dust decreased approximately $2.8 million to $20.9 million for the three months ended March 31, 2016 from $23.7 million for the three months ended March 31, 2015.

Change in Horsehead recycling conversion costs	(in millions)
Operating supplies	$(0.6)
Coke	(0.3)
Maintenance related costs	(1.3)
Natural gas	(0.2)
Other	(0.4)

Total change in Horsehead conversion costs	$(2.8)

•	Production decreased 9.4% for the first quarter of 2016 as compared to the first quarter of 2015.

•	Conversion cost per ton decreased 2.4% for the first quarter of 2016 compared to the first quarter of 2015.

The cost of EAF dust services decreased $0.5 million, or 6.9% to $6.8 million for the three months ended March 31, 2016, compared to $7.3 million for the three months ended March 31, 2015. The decrease was due to a reduction in customers’ volume. EAF dust tons processed decreased 9.1% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Zochem

Net sales.

Net sales decreased $7.4 million, or 21.0%, to $27.8 million for the three months ended March 31, 2016, compared to $35.2 million for the three months ended March 31, 2015.

Change in Zochem net sales	(in millions)
Higher shipment volume	$2.4
Decrease in price realization	(9.8)

Total change in Zochem net sales	$(7.4)

•	Higher shipment volume due to an increase in tons shipped of 6.9% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

•	Price realization per pound decreased 26.1% partially as a result of a decrease in the average LME zinc price of 19.3% for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $5.4 million, or 17.1%, to $26.2 million for the three months ended March 31, 2016, compared to $31.6 million for the three months ended March 31, 2015.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(7.6)
Increase due to higher shipment volume	2.2

Total change in Zochem cost of sales (excluding depreciation and amortization)	$(5.4)

•	The decrease in the cost of products shipped was primarily the result of the 19.3% decrease in the average LME zinc price for the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

INMETCO

Net sales.

Net sales decreased $1.1 million, or 10.9%, to $9.0 million for the three months ended March 31, 2016, compared to $10.1 million for the three months ended March 31, 2015.

Change in INMETCO net sales	(in millions)
Increase in shipment volume	3.7
Decrease in price realization	(4.7)
Decrease in other and miscellaneous sales	(0.1)

Total change in INMETCO net sales	$(1.1)

•	Increase in shipment volume as a result of the planned annual maintenance shutdown that occurred in January 2015. No annual maintenance shutdown occurred in the three months ended March 31, 2016.

•	Decrease in price realization resulted from a 40.7% lower LME average nickel price and customer mix on tolling return shipments.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $0.2 million, or 2.5% to $7.7 million for the three months ended March 31, 2016 compared to $7.9 million the three months ended March 31, 2015.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Higher shipment volume	$3.0
Lower cost of product shipped	(3.4)
Fire related expenses	0.6

Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(0.2)

•	Higher shipment volume and higher cost of product shipped resulted from the planned annual maintenance shutdown that occurred in January 2015. No annual maintenance shutdown occurred in the three months ended March 31, 2016.

•	Lower cost of product shipped reflects higher production volume and lower maintenance costs.

•	Fire related costs are associated with the fire at the INMETCO facility in November 2015.

Other

Corporate, eliminations and other

Net sales.

Eliminations of net sales remained relatively the same at $0.2 million for the three months ended March 31, 2016 compared to $0.3 million for the three months ended March 31, 2015. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.

Loss before income taxes increased $7.6 million to $15.9 million for the three months ended March 31, 2016 compared to $8.3 million for the three months ended March 31, 2015. The increase in loss before income taxes was primarily attributable to reorganization items of $10.3 million for the three month ended March 31, 2016 partially offset by a $2.6 million decrease in interest on debt recorded in our corporate division.

Liquidity and Capital Resources

Liquidity

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

On February 2, 2016, the Debtors filed Bankruptcy Petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the Bankruptcy Court. On the same date, Zochem, as foreign representative of the Debtors, commenced a proceeding in Canadian Court to recognize the Debtors’ Chapter 11 Cases as a Canadian Proceeding. The Chapter 11 Cases are being jointly administered by the Bankruptcy Court. The Debtors entered Chapter 11 to protect their assets and to formulate a balance sheet restructuring and deleveraging of the Debtors’ current capital structure. The Debtors continue to operate as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court.

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

The Debtors filed a proposed Plan (as may be amended, modified or supplemented from time to time) and a related proposed Disclosure Statement (as may be amended, modified or supplemented from time to time) with the Bankruptcy Court. On July 11, 2016, the Bankruptcy Court entered an order approving the Disclosure Statement, and on July 12, 2016, the Canadian Court recognized and gave effect to such order in Canada. On or about July 18, 2016, the Debtors commenced solicitation of the Plan. The Plan was approved and confirmed by the Bankruptcy Court on September 9, 2016.

As of March 31, 2016, we expected that our primary sources of liquidity would continue to be cash on hand, cash flows from operations and borrowings under the DIP Facility. The Company expects to repay the DIP Facility in full upon emergence from bankruptcy. Upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations.

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

For further discussion of liquidity risks and risks associated with the Chapter 11 Cases, see “Item 1A. Risk Factors” In our Annual Report on Form 10-K.

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

Cash Flows from Operating Activities

Our operations provided a net $5.4 million of cash for the three months ended March 31, 2016. Our net loss of $103.6 million, which included noncash charges of $54.3 million relating to the asset impairment of the Mooresboro facility and $6.1 million of depreciation charges.

Cash Flows from Investing Activities

Capital expenditures were $3.4 million for the three months ended March 31, 2016.

Cash Flows from Financing Activities

Net cash used in financing activities totaled $2.6 million and consisted primarily of net proceeds of $42.5 million from our DIP financing, $5.0 million increase in notes payable and $8.4 million in borrowings under our credit facilities offset by repayments of $58.5 million on our credit facilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of March 31, 2016, we had letters of credit outstanding in the amount of $7.9 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

On February 2, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received notices of default in January 2016, under our 2014 Zochem Facility and under our Macquarie Credit Facility, as of

November 30, 2015 and December 31, 2015, respectively. The notices of default rendered the financial obligations under the credit facilities immediately due and payable and we, therefore, have reclassified all debt under the credit facilities as current at December 31, 2015. Default interest charges and other penalties and fees were assessed by the lenders during 2016 as a result of the notices of default received. See Footnote E – Long-Term Debt for further information on defaults under our two credit facilities.

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

Several additives and process chemicals, including but not limited to coke, are, and when the Mooresboro facility was operating, limestone, sulfuric acid and manganese were, used in our operations. Changes in price and availability have a direct impact on our manufacturing costs.

At December 31, 2015, we had 4,500 tons of fixed price zinc swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that we could not meet, as a result, all of the fixed price zinc swap contracts in effect at December 31, 2015 were liquidated in early January 2016.

At December 31, 2015, we were a party to raw material supply agreements through 2016. The agreements require us to purchase approximately 41,400 tons of SHG metal for 2016 at a variable price based on the monthly average LME zinc price plus a premium. Based on the June 2016 average LME zinc price, the remaining balance of this purchase commitment is estimated to be approximately $43.8 million for 2016.

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

Item 4.	Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of and for the three months ended March 31, 2016.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2015 as filed on September 29, 2016, our disclosure controls and procedures were not effective as of and for the three months ended March 31, 2016.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

In our Annual Report on Form 10-K for the year ended December 31, 2015 as filed on September 29, 2016, we identified and reported material weaknesses in the Company’s internal control over financial reporting, some of which still exist as of and for the three months ended March 31, 2016. In response to the identified material weaknesses, our management has dedicated resources to improve our control environment and to remedy the identified material weaknesses of disclosure controls and procedures. The key disclosure controls and procedures that ensure financial statement accuracy are currently operating effectively, however until all material weaknesses described fully in our Annual Report on Form 10-K filed for the year ended December 31, 2015, as filed on September 29, 2016, have been remediated the disclosure controls and procedures continue to be deemed ineffective.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of and for the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

With respect to the material weaknesses that were identified in the Annual Report on Form 10-K for the year ended December 31, 2015, there have been no significant changes in our internal control over financial reporting.

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

For further information refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on September 29, 2016.

Item 1A.	Risk Factors.

There have been no material changes in our Risk Factors from those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015, which was filed with the SEC on September 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

[None]

Item 3.	Defaults Upon Senior Securities.

[None]

Item 4.	Mine Safety Disclosures

[None]

Item 5.	Other Information.

[None]

Item 6.	Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

4.1	Instrument of Resignation, Appointment and Acceptance, dated as of February 10, 2016, among Horsehead Holding Corp., Delaware Trust Company and U.S. Bank National Association, relating to the Indenture, dated as of July 27, 2011, governing the 3.80% Convertible Senior Notes due 2017 (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on February 16, 2016).

4.2	Instrument of Resignation, Appointment and Acceptance, dated as of February 11, 2016, among Horsehead Holding Corp., the subsidiary guarantors, Wilmington Trust, National Association and U.S. Bank National Association, relating to the Indenture, dated as of July 29, 2014, governing the 9.00% Senior Notes due 2017 (incorporated by reference from Exhibit 4.2 to Current Report on Form 8-K filed with the SEC on February 16, 2016).

10.1	Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of February 8, 2016, by and among the Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on February 10, 2016).

10.2	Amendment No. 1 to Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of March 3, 2016, by and among the Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the guarantors party thereto from time to time, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference from Exhibit 10.1 to Current Report on Form 8-K filed with the SEC on March 7, 2016).

31.1	Certification by James M. Hensler, Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ryan J. Hutchison, Controller and Chief Accounting Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on September 29, 2016.

SIGNATURE	TITLE	DATE
/s/ James M. Hensler	Principal Executive Officer	September 29, 2016
James M. Hensler

/s/ Ryan J. Hutchison	Principal Financial and Accounting Officer	September 29, 2016
Ryan J. Hutchison