Form 10-Q
period 2016-06-30
Horsehead Holding Corp
filed 2016-09-29
CIK 1385544

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED BALANCE SHEETS

June 30, 2016 (Unaudited) and December 31, 2015

(Amounts in thousands, except per share amounts)

	June 30, 2016	December 31, 2015
ASSETS
Current assets
Cash	$16,844	$25,675
Accounts receivable, net of allowance of $432 and $555, respectively	40,982	42,044
Inventories	25,205	40,491
Prepaid expenses and other current assets	8,978	10,115

Total current assets	92,009	118,325
Property, plant and equipment, net	197,768	254,841
Other assets
Intangible assets, net	9,082	9,451
Restricted cash	7,939	7,939
Other assets	1,945	1,496

Total other assets	18,966	18,886

Total assets	$308,743	$392,052

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities—Not Subject to Compromise
Current maturities of long-term debt	$26,888	$433,079
Debtor-in-possession financing	57,500	—
Accounts payable	24,837	64,098
Accrued expenses	31,141	24,830

Total current liabilities	140,366	522,007
Liabilities Subject to Compromise	429,465	—
Other long-term liabilities	15,233	15,505
Deferred income taxes	3,113	3,113
Commitments and contingencies
Stockholders’ deficit
Common stock, par value $0.01 per share; 100,000 shares authorized; 60,352 and 60,174 shares issued and outstanding in 2016 and 2015, respectively	602	602
Preferred stock, par value $0.01 per share; 10,000 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	402,409	396,750
Retained deficit	(682,690)	(550,011)
Accumulated other comprehensive income	245	247

Total stockholders’ deficit before noncontrolling interest	(279,434)	(152,412)
Noncontrolling interest	—	3,839

Total stockholders’ deficit	(279,434)	(148,573)

Total liabilities and stockholders’ deficit	$308,743	$392,052

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales of zinc material and other goods	$64,581	$99,239	$125,066	$181,907
Net sales of nickel-based material and other services	7,563	14,422	16,587	24,531
EAF dust service fees	9,803	9,137	19,397	18,504

Net sales	81,947	122,798	161,050	224,942
Cost of sales of zinc material and other goods	67,458	92,014	143,273	183,194
Cost of sales of nickel-based material and other services	5,947	8,621	13,339	16,242
Cost of EAF dust services	7,506	7,525	14,263	14,847

Cost of sales (excluding depreciation and amortization)	80,911	108,160	170,875	214,283
Gain on asset dispositions	—	(12,152)	—	(11,873)
Impairment loss	—	—	54,266	—
Depreciation and amortization	5,716	15,149	11,858	26,990
Selling, general and administrative expenses	5,378	6,796	12,925	13,574

Total costs and expenses	92,005	117,953	249,924	242,974

Income (Loss) from operations	(10,058)	4,845	(88,874)	(18,032)
Other income (expense):
Interest expense	(3,328)	(9,114)	(15,109)	(18,228)
Interest and other income	(97)	103	2,097	712

Total other income (expense)	(3,425)	(9,011)	(13,012)	(17,516)
Reorganization items, net	(15,689)	—	(31,081)	—
Loss before income taxes	(29,172)	(4,166)	(132,967)	(35,548)
Income tax benefit	(62)	(547)	(288)	(13,435)

NET LOSS	$(29,110)	$(3,619)	$(132,679)	$(22,113)

Loss per common share:
Basic and diluted	$(0.48)	$(0.06)	$(2.20)	$(0.40)
Weighted average shares outstanding:
Basic and diluted	60,352	56,661	60,345	55,756

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

For the three and six months ended June 30, 2016 and 2015

(Unaudited)

(Amounts in thousands except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(29,110)	$(3,619)	$(132,679)	$(22,113)
Other comprehensive loss, net of tax:
Net pension adjustment	(1)	(1)	(2)	(3)

Comprehensive loss	$(29,111)	$(3,620)	$(132,681)	$(22,116)

The accompanying notes to financial statements are an integral part of these statements.

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the six months ended June 30, 2016

(Unaudited)

(Amounts in thousands)

					Accumulated Other Comprehensive (Loss) Income
	Common Stock		Additional Paid-In Capital	Retained Deficit		Noncontrolling interest	Total
	Shares	Amount
Balance at December 31, 2015	60,174	$602	$396,750	$(550,011)	$247	$3,839	$(148,573)
Restricted stock vesting	178	—	—	—	—	—	—
Stock compensation expense	—	—	2,047	—	—	—	2,047
Distribution to noncontrolling interests	—	—	—	—	—	(170)	(170)
Reclass of noncontrolling interest	—	—	3,669	—	—	(3,669)	—
Restricted stock withheld for taxes	—	—	(57)	—	—	—	(57)
Comprehensive loss, net of tax	—	—	—	(132,679)	(2)	—	(132,681)

Balance at June 30, 2016	60,352	$602	$402,409	$(682,690)	$245	$—	$(279,434)

The accompanying notes to financial statements are an integral part of these statements

Horsehead Holding Corp. and Subsidiaries

DEBTOR-IN-POSSESSION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2016 and 2015

(Unaudited)

(Amounts in thousands)

	2016	2015
Cash Flows from Operating Activities:
Net loss	$(132,679)	$(22,113)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	11,858	26,990
Deferred income tax benefit	—	(14,508)
Accretion on debt	357	1,889
Accretion of deferred purchase obligation	200	207
Amortization of deferred finance costs	459	1,570
Impairment loss	54,266	0
Gain on asset dispositions	—	(11,873)
Loss on writedown of inventory supplies	1,212	—
Losses (gains) on derivative financial instruments	(21)	(9,766)
Lower of cost or market adjustment to inventories	—	3,627
Stock compensation expense	2,047	2,747
Capitalization of interest	—	(1,495)
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable, net	1,062	(3,775)
(Increase) decrease in inventories, net	14,074	(7,023)
Decrease (increase) in prepaid expenses and other current assets	(3,568)	1,045
Decrease (increase) in other assets	(455)	179
(Decrease) increase in accounts payable	28,632	(7,074)
(Decrease) increase in accrued expenses	11,281	(5,468)
(Decrease) increase in other long-term liabilities	(472)	(1,125)

Net cash used in operating activities	(11,747)	(45,966)
Cash Flows from Investing Activities:
Purchase of property, plant and equipment	(8,679)	(15,100)
Proceeds related to the sale of land	—	9,000

Net cash used in investing activities	(8,679)	(6,100)
Cash Flows from Financing Activities:
Net proceeds from the issuance of stock	—	69,622
Proceeds from DIP financing	57,500	—
Proceeds from issuance of debt	5,000	—
Distributions to noncontrolling interest equity holders	(170)	(113)
Borrowings on the Credit Facilities	8,431	42,300
Repayments on the Credit Facilities	(58,494)	(38,130)
Debt issuance costs	—	(10)
Borrowings on the Credit Agreement	—	381
Repayments on the Credit Agreement	—	(1,521)
Proceeds from the exercise of stock options	—	33
Tax effect of share based compensation award exercise and vesting	—	276
Restricted stock withheld for taxes	(57)	(441)
Exercise of New Market Tax Credit Purchase Option	(360)	—
Other	(255)	—

Net cash provided by financing activities	11,595	72,397
Net increase (decrease) in cash and cash equivalents	(8,831)	20,331
Cash at beginning of period	25,675	30,714

Cash at end of period	$16,844	$51,045

Noncash adjustments:
Reclass Debt to Liabilities subject to compromise	356,984	—
Reclass Accounts Payable to Liabilities subject to compromise	67,893	—
Reclass other Liabilities to Liabilities subject to compromise	4,588	—
Reclass of Noncontrolling Interest	3,669	—

The accompanying notes to financial statements are an integral part of these statements.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE A—BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Horsehead Holding Corp. and its subsidiaries as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015 have been prepared pursuant to the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2016. The accompanying financial statements include the accounts of Horsehead Holding Corp. and all of its subsidiaries (collectively referred to as the “Company”, “we”, “us” or “our” or similar terms). All intercompany accounts and transactions have been eliminated. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

Chapter 11 Bankruptcy Filings

On February 2, 2016, the Company and certain of its subsidiaries (the “Debtors”) filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The commencement of the Debtors’ Chapter 11 cases constituted events of default that rendered the financial obligations under the Company’s series of notes automatically and immediately due and payable, subject to the imposition of the automatic stay arising pursuant to Section 362 of the Bankruptcy Code. As a result of the Chapter 11 cases, the Company has reclassified all related debt as current at December 31, 2015. See Footnote B – Voluntary Reorganization Under Chapter 11, Footnote E—Long-Term Debt and Footnote Q—Subsequent Events for additional information on the Debtors’ Chapter 11 petitions and notices of default.

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

The three levels are described as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, accounts payable, and certain accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments.

•	Level 2—Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note L—Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 2 of the fair value hierarchy (see Note E—Long Term Debt). The pension assets, which are primarily invested in the Manulife Monthly High Income GIF Fund, are carried at fair value and are considered to be in Level 2 of the fair value hierarchy.

•	Level 3—Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note E—Long Term Debt). The Senior Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and subsequently are carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note E—Long-Term Debt in our Consolidated Financial Statements). Level 3 inputs are also used in the determination for impairment testing on long-lived assets. Due to the Bankruptcy filing and defaults the debt is impractical to value.

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

In March 2016 the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). ASU No. 2016-09 affects all entities that issue share-based payment awards to their employees and simplifies several aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows, including recognizing all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement rather than in additional paid-in capital. ASU No. 2016-09 is effective for financial statements issued for annual reporting periods beginning after December 15, 2016 and interim periods within those years. Earlier application is permitted. The impact from adoption of the new requirements of ASU No. 2016-09 on the Company’s consolidated financial position or results of operations has not yet been determined.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

In April 2015, the FASB issued ASU 2015-03, Interest—Imputation of Interest (Topic 835) (“ASU 2015-03”) which changes the presentation of debt issuance costs in financial statements to present such costs as a direct deduction from the related debt liability rather than as an asset. ASU 2015-03 is effective for public companies during interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The adoption of this guidance does not have any material impact on the Company’s results of operations but does require the Company to present any capitalized deferred finance fees as a reduction of the related debt on the consolidated balance sheet. In August 2015, the FASB issued ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Cost Associated with Line-of-Credit Arrangements (Topic 835) (“ASU 2015-15”) since the guidance under ASU No. 2015-03, did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 allows entities to defer and present debt issuance costs related to line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The Company adopted this pronouncement during the Quarter ended March 31, 2016.

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

Before the expiration of the grace period under the Convertible Notes indenture and at the expiration of the forbearance agreements, on February 2, 2016, the Debtors filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. On the same date, Zochem, as foreign representative of the Debtors, commenced a proceeding in the Ontario Superior Court of Justice (Commercial List) to recognize the Debtors Chapter 11 cases as a foreign main proceeding. The Debtors operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The filing of the Chapter 11 petitions constituted an event of default under the Debtors’ various credit facilities and series of notes and rendered the financial obligations under certain such instruments automatically and immediately due and payable. See Note E- Long-Term Debt.

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

Pursuant to the UPA, and subject to approvals, terms, and conditions set forth therein, upon emergence from Chapter 11, (i) the Company will issue units of limited liability company interests of the reorganized Company to the Plan Sponsors who will purchase such Plan Sponsor’s respective percentage of an aggregate amount equal to $160,000 (the “Emergence Equity Units”), and (ii) the Plan Sponsors had the right to elect, on or prior to July 29, 2016, to commit to purchase up to an additional $100,000 units of limited liability company interests of the reorganized Company (the “Additional Capital Commitment Units”) with such commitment being exercisable at the election of the reorganized Company’s board of directors pursuant to the terms and subject to the conditions of the UPA, following the effectiveness of the Plan. The additional capital commitment was fully subscribed.

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

Liabilities Subject to Compromise

Liabilities subject to compromise represent liabilities incurred prior to the commencement of the bankruptcy proceedings, which will be settled as part of the Chapter 11 process. Pre-petition liabilities subject to compromise are required to be reported at the amount expected to be allowed as a claim by the Bankruptcy Court, regardless of whether they may be settled for lesser amounts and remain subject to future adjustments based on negotiated settlements with claimants, actions of the Bankruptcy Court, rejection of executory contracts, proofs of claims or other events. The amounts included in the table below represent the Company’s allowed claims and its best estimate of claims expected to be allowed in the bankruptcy proceedings. The amounts recorded in liabilities subject to compromise require the use of estimates and assumptions that affect the reported amounts. The Company continues the process of reconciling claims and may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons.

Liabilities subject to compromise consist of the following:

June 30, 2016
Debt	$356,984
Accounts payable	67,893
Other liabilities	4,588

$429,465

Interest Expense

The Debtors have discontinued recording interest on unsecured or under secured liabilities subject to compromise on the Petition Date. Contractual interest on liabilities subject to compromise not reflected in the consolidated statements of operations was approximately $7,404 and $12,255, representing interest expense from the Petition Date through the three and six months ended June 30, 2016, respectively.

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

Reorganization items represent the direct and incremental costs associated with the Chapter 11 proceedings, such as professional fees, pre-petition liability claim adjustments and losses related to terminated contracts that are probable and can be estimated. Unamortized deferred financing costs, premiums, and discounts associated with debt classified as liabilities subject to compromise are expensed to reorganization items in order to reflect the expected amounts of the probable allowed claims. Interest expense includes forbearance fees, early termination fees and fees associated with obtaining debtor-in-possession financing. Reorganization items consist of the following for the three and six months ended June 30, 2016:

	Three months ended June 30, 2016	Six months ended June 30, 2016
Professional fees	$15,564	$26,761
Interest expense	125	4,320

	$15,689	$31,081

NOTE C—INVENTORIES

Inventories consisted of the following at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Raw materials	$4,767	$12,230
Work-in-process	2,808	2,776
Finished goods	12,349	19,545
Supplies and spare parts	11,010	10,458

	30,934	45,009
Excess and obsolete inventory reserves	(5,729)	(4,518)

	$25,205	$40,491

The provision for slow moving inventory was $5,608 at June 30, 2016 and $4,070 at December 31, 2015.

The Company recorded $1,267 in lower of cost or market (“LCM”) adjustments to its finished goods inventories at June 30, 2015 and recorded total LCM adjustments during the six months ended June 30, 2015 of $3,627. The Company recorded total LCM adjustments to its finished goods inventories of $4,389 during 2015. The LCM adjustments were the result of the low London Metal Exchange (“LME”) zinc price and the incurrence of higher than normal production costs in 2015 at the Mooresboro zinc facility, which operated at inefficient levels during start up. No LCM adjustments were made during the six months ended June 30, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE D—PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following at June 30, 2016 and December 31, 2015.

	June 30, 2016	December 31, 2015
Land and land improvements	$25,050	$24,437
Buildings and building improvements	41,103	41,083
Machinery and equipment	247,997	299,009
Construction in progress	12,675	8,847

	326,825	373,376
Less accumulated depreciation	(129,057)	(118,535)

	$197,768	$254,841

The Company capitalized $747 and $1,495 of interest expense during the three and six months ended June 30, 2015, respectively. The interest expense capitalized related to the construction of the Mooresboro zinc facility, which began operations in May 2014. Through December 31, 2015, the Company had capitalized a total of $58,383 of interest expense related to Mooresboro facility. In January 2016, the facility was temporarily idled. On December 31, 2015 the Company recorded an impairment charge on the Mooresboro facility of $527,621. For further information refer to Note F of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

On February 2, 2016, the Company filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in Bankruptcy Court. At that time, the Company did not have the capacity to raise additional capital. The Company concluded that additional expenditures upwards of $117,000 were required to bring the Mooresboro facility back online and make needed improvements to cure the identified operational issues. This information along with the filing for bankruptcy protection resulted in the Company determining a triggering event had occurred to further test impairment of the long-lived assets at the Mooresboro facility. The Company was unable to estimate future cash flows as the property was idled and there was no certainty as to whether funds were available to cure the operational defect. As such the Company proceeded to step 2 of the impairment test where we compared the implied fair value of operating invested capital of Horsehead to the fair value of our operating segments and determined the fair value of the Mooresboro facility to be essentially the liquidation value. The significant assumption in the analysis was that the Mooresboro facility would remain idle indefinitely until suitable funds were available to cure the significant operational defects. As a result of the analysis, we recorded a non-cash, pre-tax long-lived asset impairment loss of $54,266 for the Mooresboro asset group. The total amount of this write-down is included in Loss from Operations in the Consolidated Statement of Operations for the six months ended June 30, 2016. Following the write-down of the asset group, the remaining book value of the Mooresboro facility is $31,284 at March 31, 2016.

On November 7, 2014, the Company announced that Shell had exercised its option to purchase the Company’s Monaca, Pennsylvania site, under the Amended and Restated Option and Purchase Agreement. The only remaining asset of the Monaca facility was land which had a net book value of approximately $1,200. Sale of the site was completed in June 2015 and the Company recognized a gain of approximately $12,200. The gain on the sale of the site was previously recorded in Interest and other income of the Consolidated Statement of Operations for the three and six months ended June 30, 2015, filed on August 7, 2015 on Form 10-Q. The prior year amount has been reclassified to Gain on asset disposition for the three and six months ended June 30, 2015. This reclassification had no impact on total assets, equity, cash flows or net loss previously reported.

NOTE E—LONG –TERM DEBT

Long-term debt consisted of the following at June 30, 2016 and December 31, 2015:

	June 30,	December 31,
	2016	2015
Loan Payable, related to New Market Tax Credit program	$—	$255
3.80% Convertible Senior Notes due July 2017, net of debt discount in 2015	—	93,403
10.50% Senior Secured Notes due June 2017, including the debt premium in 2015	—	205,081
9.00% Senior Unsecured Notes due July 2017	—	40,000
Zochem Credit Facility, interest payable at variable rates	—	17,500
Macquarie Credit Facility, interest payable at variable rates	26,888	59,451
Credit Agreement, interest payable at variable rates	—	17,389

	26,888	433,079
Less portion currently payable	26,888	433,079

	$—	$—

NMTC Loans

The loans payable associated with the NMTC program were interest only loan with principal due in June 2016. On January 22, 2016, the minority equity holders, as lenders, issued Notices of Non-Payment to the Company as a result of annual payments not made in accordance with the loan agreements. These notices resulted in events of default under the NMTC loan agreements. On June 16, 2016, Horsehead Zinc Recycling (“HZR”), Horsehead and the Company, as guarantor, entered into Forbearance Agreements (the “Forbearances”) with the lenders. In consideration for the Forbearances, HZR, Horsehead and the Company agreed, among other things, to pay forbearance fees to each Lender of $100 upon execution of the Forbearances. On June 24, 2016, HZR repaid in full an aggregate amount of $878 outstanding under the NMTC loan agreements. The NMTC loan agreements terminated by their terms upon repayment. This payment represented the loan payable of $255, dividends paid to the equity holders of $170 and $360 paid to exercise a purchase option. Upon exercise of the purchase option, the minority interest was eliminated via a reclassification adjustment totaling $3,669 to additional paid in capital and this amount was treated as a noncash adjustment on the Consolidated Statement of Cash Flows for the six months ended June 30, 2016.

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

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Convertible Notes automatically and immediately due and payable. As a result, the Company reclassified the Convertible Notes to Current maturities of long-term debt in the Consolidated Balance Sheet at December 31, 2015 and as Liabilities Subject to Compromise in the Consolidated Balance Sheet at June 30, 2016. See Note B – Voluntary Reorganization Under Chapter 11 for additional information regarding the reclassification of debt subject to compromise. In February 2016, in connection with the Chapter 11 proceedings, Delaware Trust Company was appointed as trustee under the indenture governing the Convertible Notes.

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

Costs of $3,481 associated with the issuance were allocated to the liability and equity components in proportion to the allocation of the fair value of the Convertible Notes. As such, $2,721 were accounted for as debt issuance costs attributable to the liability component of the Convertible Notes and were capitalized as a component of other assets. These costs were to be amortized to interest expense over the term of the Convertible Notes and are included as a component of interest expense. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. The remaining issuance costs of $760 were accounted for as equity issuance costs and were recorded in additional-paid in capital in 2011. On the date of the bankruptcy filing, the Company reclassified the remaining deferred finance costs of $652 related to the Convertible Notes. This amount is included in Liabilities Subject to Compromise as an offset to the par value of the Convertible Notes in the Consolidated Balance Sheet at June 30, 2016.

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

The ABL Facility was terminated on July 6, 2015 when an $80,000 secured revolving credit facility became effective among Horsehead, HMP, INMETCO and Macquarie, as administrative agent and sole arranger . The Macquarie Credit Facility replaced both the $20,000 INMETCO Facility (as defined below) and the $60,000 ABL Facility.

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

Costs of $8,415 associated with the issuance of the Senior Secured Notes were capitalized as a component of other assets. These costs were to be amortized to interest expense over the term of the Senior Secured Notes. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the Company reclassified the remaining deferred finance costs of $2,106 related to the Senior Secured Notes. This amount is included in Liabilities Subject to Compromise as an offset to the par value of the Senior Secured Notes in the Consolidated Balance Sheet at June 30, 2016.

Credit Agreement

On August 28, 2012, Horsehead and HHC entered into a Credit Agreement (the “Credit Agreement”) with Banco Bilbao Vizcaya Argentaria, S.A., a Spanish bank. The Credit Agreement provided for the financing of up to €18,583 (approximately $25,805) for purchases under the contracts between Horsehead and Tecnicas Reunidas (“TR”), S.A., a Spanish corporation providing equipment and related products and services for the Mooresboro zinc facility and additional financing of $968 for the premium for the insurance on such loan which was issued by Compania Espanola de Seguros de Credito a la Exportacion. The facility became effective on November 14, 2012.

The commencement of the Debtors’ Chapter 11 cases filed on February 2, 2016 constituted an event of default that rendered the financial obligations under the Credit Agreement automatically and immediately due and payable. As a result, the Company has reclassified all remaining obligations under the Credit Agreement to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015 and the outstanding amount of $17,389 was reclassified to Liabilities Subject to Compromise in the Consolidated Balance Sheet at June 30, 2016. See Note B –  Voluntary Reorganization Under Chapter 11 for additional information regarding the reclassification of debt.

The Company incurred issuance costs of $1,248 in connection with the Credit Agreement. These costs were capitalized in the Company’s Consolidated Balance Sheet as a component of other assets. The issuance costs were to be amortized to interest expense over the term of the Credit Agreement. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the Company wrote off all remaining deferred finance costs of $789 related to the Credit Agreement. This amount is included in Liabilities Subject to Compromise as an offset to the amount outstanding in the Consolidated Balance Sheet at June 30, 2016.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

On January 6, 2016 and January 13, 2016, the Company received notices of default, effective November 30, 2015 and December 31, 2015, from PNC Bank related to failure to comply with the required fixed charge coverage ratio under the 2014 Zochem Credit Facility following transfers of funds to Horsehead in 2015. The notice sent on January 13, 2016, demanded immediate payment of all outstanding obligations under the 2014 Zochem Credit Facility. On January 14, 2016, Zochem and the Company entered into a forbearance agreement with PNC Bank. In consideration for the forbearance, Zochem agreed, among other things, to pay a forbearance fee to PNC Bank of $1,000 due and payable on February 1, 2016 and provide a mortgage on Zochem’s currently unencumbered property in Ontario, Canada. The forbearance remained effective until February 1, 2016. The forbearance fee is included in interest expense in the Consolidated Statement of Operations for the six months ended June 30, 2016. See Note B – Voluntary Reorganization Under Chapter 11 for further information on Reorganization Items.

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

On February 8, 2016, the Debtors entered into the DIP Credit Agreement and used initial proceeds therefrom , among other things, to repay in full and terminate all obligations under the 2014 Zochem Facility, pay fees and expenses incurred through the closing date of the DIP Facility and pay other amounts permitted in the budget (including any permitted variances) and for general corporate purposes. See Note F – Debtor In Possession Financing for further information on the DIP Facility. The additional fees and expenses incurred through the payoff date of February 2, 2016 are included in Reorganization Items, net in the Consolidated Statement of Operations for the six months ended June 30, 2016.

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

The commencement of the Debtors’ Chapter 11 cases constituted an event of default that rendered the financial obligations under the Senior Unsecured Notes automatically and immediately due and payable. As a result, the Company reclassified the Senior Unsecured Notes to Current maturities of Long-term debt in the Consolidated Balance Sheet at December 31, 2015 and as Liabilities Subject to Compromise in the Consolidated Balance Sheet at June 30, 2016. See Note B – Voluntary Reorganization Under Chapter 11 for additional information regarding the reclassification of debt.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

Costs of $1,314 associated with the issuance of the Unsecured Notes were capitalized as a component of other assets. These costs were being amortized to interest expense over the term of the Unsecured Notes. Due to the filing of relief under Chapter 11 of the Bankruptcy Code, all remaining debt issuance costs were reclassified to current and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2015. On the date of the bankruptcy filing, the Company reclassified remaining deferred finance costs of $618 related to the Unsecured Notes. This amount is included in Liabilities Subject to Compromise as an offset to the aggregate principal amount of the Senior Unsecured Note in the Consolidated Balance Sheet at June 30, 2016.

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

On January 5, 2016, the Company received a notice of default, as of December 31, 2015, from Macquarie related to, among other things, insufficient borrowing base availability under the Macquarie Credit Facility. As a result of receiving this notice, the Company reclassified indebtedness outstanding under the Macquarie Credit Facility to Current maturities of long-term debt in the Consolidated Balance Sheet at December 31, 2015. On January 15, 2016, Horsehead, INMETCO and HMP entered into a forbearance agreement with Macquarie. Pursuant to the forbearance agreement, cash held in certain of the Debtors’ third-party bank accounts was transferred to accounts controlled by Macquarie. Disbursements of funds from the controlled accounts were subject to a budget as specified in the forbearance agreement. Pursuant to the forbearance agreement, the Company agreed, among other things, (i) to pay down to $40,000 outstanding borrowings under the Macquarie Credit Facility and (ii) to pay a restructuring fee in an amount ranging from $1,000 to $2,500 in the event the obligations under the Macquarie Credit Facility are not paid in full by February 1, 2016, with the amount of such fee increasing over time from February 1, 2016 through April 30, 2016. The forbearance remained effective until February 1, 2016. The obligations under the Macquarie Credit Agreement were not paid in full by February 1st and the Company recorded $5,057 in early termination and other fees as required by the forbearance agreement. This amount is recorded in interest expense in the Consolidated Statement of Operations for the six months ended June 30, 2016. The amount outstanding under the Macquarie Credit Facility was $26,888 at March 31, 2016. In March 2016, Macquarie assigned the debt to various other lenders. No terms were modified between the Company and the new lenders.

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

Other

At June 30, 2016, the Company had a total of $7,939 in letters of credit that are cash collateralized and recorded as Restricted cash in the Company’s Consolidated Balance Sheet at June 30, 2016. The restricted cash will be used to collateralize self-insured claims for workers’ compensation and other general insurance claims. The letter of credit outstanding on the Zochem Facility was canceled on June 22, 2016.

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

The DIP Credit Agreement provides for a senior secured super priority credit facility in the aggregate principal amount of up to $90,000 (the “DIP Facility”). Initial proceeds from the DIP Facility were used, among other things, to repay in full and terminate all obligations under the 2014 Zochem Facility, pay fees and expenses incurred through the closing date of the DIP Facility and pay other amounts permitted in the budget (including any permitted variances) and for general corporate purposes. At June 30, 2016, outstanding amounts under the DIP Facility were $57,500. The DIP Credit Agreement required origination fees of 4.5% or $4,050 which were paid with the initial draw and are included in Reorganization items, net in the Consolidated Statement of Operations for the six months ended June 30, 2016.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE G—ACCRUED EXPENSES

Accrued expenses at June 30, 2016 and December 31, 2015 consisted of the following.

	June 30, 2016	December 31, 2015
Employee related costs	$4,228	$5,868
EAF dust processing reserve	5,142	3,336
Workers’ compensation insurance claim liabilities	1,500	1,500
Unearned tolling revenue	2,095	1,305
Accrued sales tax	2,653	2,291
Accrued interest	9,940	4,534
Environmental reserve	1,301	712
Accrued hedge contracts	6	1,275
Accrued insurance	363	1,749
Other	3,913	2,260

	$31,141	$24,830

NOTE H—OTHER LONG-TERM LIABILITIES

Other long-term liabilities at June 30, 2016 and December 31, 2015 consisted of the following.

	June 30, 2016	December 31, 2015
Environmental obligations	$550	$567
Insurance claim liabilities	5,158	5,603
Asset retirement obligations	5,312	5,123
Deferred purchase price obligation	3,739	3,538
Other	474	674

	$15,233	$15,505

NOTE I—INCOME TAXES

The Company’s effective tax rates were 0.2% and 13.1% for the three months ended June 30, 2016 and 2015, respectively, and 0.2 % and 37.8% for the six months ended June 30, 2016 and 2015, respectively. Income tax expense (benefit) differs from the amount computed by applying the U.S. statutory federal income tax rate of 35% to income before income taxes, due to state income taxes, a lower income tax rate on Canadian income and the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

The effective tax rate for the six months ended June 30, 2016 decreased when compared to the six months ended June 30, 2015 due to the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE J—ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income are as follows:

	June 30, 2016	December 31, 2015
Cumulative translation adjustments	$30	$30
Net pension adjustment	215	217

Accumulated other comprehensive income	$245	$247

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

On January 16, 2007, the Board authorized the issuance of options to purchase 1,085 shares of the Company’s common stock to certain officers and employees of the Company under the terms of the 2006 Plan. The options have a term of ten years and vest ratably over a five-year period from date of grant. No stock options were exercised during the six months ended June 30, 2016, . At June 30, 2016, there were 580 options still outstanding; all were fully vested and exercisable, each with an exercise price of $13.00 per share and 0.54 years of remaining contractual life. The options outstanding under the 2006 Plan had no intrinsic value at June 30, 2016. All compensation expense had been recognized as of December 31, 2012.

The Company had a total of 218 restricted stock units at a weighted average grant date fair value of $10.96 per unit outstanding under the 2006 Plan at December 31, 2015. During the six months ended June 30, 2016, 143 restricted stock units vested having an intrinsic value of $274. At June 30, 2016, there were 74 restricted stock units outstanding and the remaining contractual life ranged from 0.50 years to 1.25 years. The related compensation expense for the three months ended June 30, 2016 and 2015 was $95 and $254, respectively. The related compensation expense for the six months ended June 30, 2016 and 2015 was $206 and $538, respectively. Unrecognized compensation expense as of June 30, 2016 was $228.

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

The Company had a total of 611 restricted stock units at a weighted average grant date fair value of $18.15 per unit outstanding under the 2012 Plan at December 31, 2015. During the six months ended June 30, 2016, the Company granted 634 service based restricted stock units with an average grant date fair value of $1.83 per unit. The restricted stock units vest over a one or five-year service period. During the six months ended June 30, 2016, 79 restricted stock units vested having an intrinsic value of $40.

During the six months ended June 30, 2016, the Company granted 538 restricted stock units to management based on the future achievement of a predefined level of total shareholder return compared to a group of global metals companies. The fair value at the date of grant for these restricted stock units was $2.51 per unit, as estimated by a third party on the date of grant, using a valuation model based on commonly accepted economic theory which is used for all valuations of awards with market conditions.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

This economic theory is also used as the basis for the Black-Scholes and Monte Carlo valuations. The significant assumptions were a risk free rate of 1.32%, expected volatility of the Company and each comparator company, no expected dividends and a forfeiture rate of zero. A vesting percentage was then estimated based on the Company’s rank within the comparator group. Upon vesting and the achievement of the required shareholder return, these restricted stock units would have been issued for par value however, it is expected that vesting will not occur as it is expected that the Company will emerge from bankruptcy prior to the vesting requirements being met and all common stock and securities convertible or exchangeable for common stock will be cancelled upon emergence from bankruptcy.

The related compensation expense for all 2012 Plan restricted stock units for the three months ended June 30, 2016 and 2015 was $872 and $1,106, respectively. The related compensation expense for all 2012 Plan restricted stock units for the six months ended June 30, 2016 and 2015 was $1,841 and $2,209, respectively. At June 30, 2016, there were 1,683 restricted stock units outstanding and the remaining contractual life ranged from 0.50 years to 4.00 years. Unrecognized compensation expense as of June 30, 2016 was $6,177.

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

Due to the Company’s deteriorating financial condition, in January 2016, several brokers required margin calls that the Company could not meet, as a result, most of the zinc fixed-to-variable swap contracts, all outstanding nickel fixed-to-variable contracts and all outstanding fixed price swap contracts in effect at December 31, 2015 were liquidated. The total amount related to the margin calls that could not be met was $1,325 of which $1,389 of this amount is in Net Sales of zinc material and other goods. The remaining $64 is included in cost of sales of nickel-based material and other services in the Consolidation Statement of Operations for the six months ended June 30, 2016.

Zochem still maintains a minimal amount of zinc fixed-to-variable swaps contracts that were in effect at June 30, 2016. The Company has no nickel fixed-to-variable swap contracts nor fixed rate swap contracts outstanding at June 30, 2016.

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The gains and losses resulting from the Company’s hedging activities are recorded in the Consolidated Statements of Operations as indicated in the table below:

	Three months ended June 30, 2016	Three months ended June 30, 2015	Six months ended June 30, 2016	Six months ended June 30, 2015
Gains included in net sales:
Swaps	$77	$9,230	$154	$8,525

The fair value of the swap contracts and put options at June 30, 2016 and December 31, 2015 are listed in the table below.

Fair Value Measurements Using Significant Other Observable Inputs (Level 2)	June 30, 2016	December 31, 2015
Swaps included in Accrued expenses	$6	$1,275

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

Diluted EPS for periods with a net loss is calculated by dividing the net loss by the weighted average number of basic shares outstanding.

The information used to compute basic and diluted earnings (loss) per share is as follows:

	Three months ended June 30,		Six months ended June 30
	2016	2015	2016	2015
Basic loss per share:
Net loss	$(29,110)	$(3,619)	$(132,679)	$(22,113)
Weighted average shares outstanding—basic	60,352	56,661	60,345	55,756
Basic loss per share	$(0.48)	$(0.06)	$(2.20)	$(0.40)

Diluted loss per share:
Net loss	$(29,110)	$(3,619)	$(132,679)	$(22,113)
Weighted average shares outstanding—diluted	60,352	56,661	60,345	55,756
Diluted loss per share	$(0.48)	$(0.06)	$(2.20)	$(0.40)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

	Exercise Price	Three months ended June 30,		Six months ended June 30,
		2016	2015	2016	2015
Anti-dilutive shares excluded from earnings per share calculation
Options	$13.00	580	580	580	582
Convertible Notes	$15.00	—	—	—	—
Restricted Stock Units		1,765	1,009	1,767	1,020

Total		2,345	1,589	2,347	1,602

On July 27, 2011, the Company issued $100,000 of Convertible Notes. The Convertible Notes are convertible at a conversion price of approximately $15.00 per share into cash, shares or a combination of both at the Company’s election. According to guidance under ASC 260 Earnings Per Share, if an entity issues a contract that may be settled in common stock or cash at the election of the entity or holder, then it is presumed that the contract will be settled in shares unless past experience or a stated policy provides a reasonable basis to believe that the contract will be paid partially or wholly in cash and the “if converted” method shall not be used. At June 30, 2016, the Company utilized the modified treasury stock method and assumes dilution if the average stock price for the quarter exceeds the conversion price. The share dilution is calculated by dividing the conversion spread value by the average share price for the quarter. During the three and six months ended June 30, 2016, and June 30, 2015, the average share price for the quarter was lower than the exercise price for the Convertible Notes and therefore no conversion spread was realized and no dilution assumed.

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

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

The following table presents information regarding the Company’s segment presentation:

Three months ended June 30, 2016	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$42,620	$31,998	$7,563	$(234)	$81,947
Depreciation and amortization	4,388	573	755	—	5,716
Cost of sales (excluding depreciation and amortization)	45,380	29,584	6,181	(234)	80,911
Selling, general and administrative expenses	4,095	454	580	249	5,378
Interest expense	2,719	822	113	(326)	3,328
Reorganization items, net	(37)	(1,095)	—	(14,557)	(15,689)
Loss before income taxes	(13,990)	(648)	(54)	(14,480)	(29,172)

Three months ended June 30, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$76,259	$33,228	$14,422	$(1,111)	$122,798
Depreciation and amortization	13,758	620	771	—	15,149
Cost of sales (excluding depreciation and amortization)	70,832	29,449	8,990	(1,111)	108,160
Gain on asset dispositions	(12,152)	—	—	—	(12,152)
Selling, general and administrative expenses	5,171	573	684	368	6,796
Interest expense	906	147	180	7,881	9,114
(Loss) income before income taxes	(2,352)	2,465	3,964	(8,243)	(4,166)

Six months ended June 30, 2016	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$85,135	$59,752	$16,587	$(424)	$161,050
Depreciation and amortization	9,215	1,134	1,509	—	11,858
Cost of sales (excluding depreciation and amortization)	101,642	55,792	13,865	(424)	170,875
Selling, general and administrative expenses	8,052	974	1,136	2,763	12,925
Interest expense	9,702	2,485	224	2,698	15,109
Reorganization items, net	(4,175)	(2,111)	—	(24,795)	(31,081)
Loss before income taxes	(99,745)	(2,934)	(31)	(30,257)	(132,967)

Six months ended June 30, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Net sales	$133,386	$68,392	$24,531	$(1,367)	$224,942
Depreciation and amortization	24,236	1,254	1,500		26,990
Cost of sales (excluding depreciation and amortization)	137,699	61,084	16,867	(1,367)	214,283
(Gain) loss on asset dispositions	(12,020)	—	147	—	(11,873)
Selling, general and administrative expenses	10,370	1,180	1,255	769	13,574
Interest expense	1,857	272	358	15,741	18,228
(Loss) income before income taxes	(28,320)	4,540	4,727	(16,495)	(35,548)

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

June 30, 2016	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$140,831	$24,036	$32,901	$—	$197,768
Capital expenditures	5,318	422	2,939	—	8,679
Total assets	197,905	60,221	52,199	(1,582)	308,743

December 31, 2015	Horsehead	Zochem	INMETCO	Corporate, eliminations and other	Total
Property, plant and equipment	$198,696	$24,746	$31,399	$—	$254,841
Capital expenditures	29,491	815	3,387	—	33,693
Total assets	275,681	70,005	49,655	(3,289)	392,052

HORSEHEAD HOLDING CORP. AND SUBSIDIARIES

DEBTOR-IN-POSSESSION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands except per share amounts)

NOTE P—EQUITY OFFERINGS

On January 28, 2015, the Company completed an underwritten public offering of 5,750 shares of its common stock, including 750 shares sold pursuant to the underwriters’ exercise of their option to purchase additional shares. At the public offering price of $12.75 per share of common stock, the aggregate gross proceeds from the common stock sold by the Company were $73,313. The net proceeds realized by the Company from the offering, after $3,299 in underwriting discounts and commissions and $392 in expenses relating to the offering were $69,622. The net proceeds were available for general corporate purposes, which may include capital expenditures, acquisitions, working capital and liquidity for operational contingencies.

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

Entry into Unit Purchase and Support Agreement

On July 11, 2016, the Company, on behalf of the Debtors, entered into the UPA with certain holders of claims against the Debtors that are listed therein as plan sponsors. The UPA was entered into in connection with the Debtors’ Plan filed with the Bankruptcy Court. The UPA was approved by the Bankruptcy Court on September 9, 2016. See Note B – Voluntary Reorganization Under Chapter 11 for more details.

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

Overview

Our Business

Through the operations of our subsidiary, Horsehead Corporation, we produced zinc metal in the United States until early 2016 and, we believe we are the largest North American recycler of EAF dust, a hazardous waste produced by the carbon steel mini-mill manufacturing process. We also believe that, through the operations of our subsidiary, Zochem, we are the largest single-site producer of zinc oxide in North America. Through the operations of our subsidiary, INMETCO, we believe we are a leading recycler of nickel-bearing waste generated by the stainless and specialty steel producers and a leading recycler of nickel-cadmium batteries and other types of batteries in North America. Horsehead is also the parent company of Horsehead Metal Products, LLC, which owns our idled zinc facility in Mooresboro, North Carolina.

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

We, together with the companies from which Horsehead Corporation acquired most of its assets, have been operating in the zinc industry for more than 150 years and in the nickel-bearing waste industry for more than 30 years. On January 22, 2016, we announced the idling of our Mooresboro, North Carolina zinc production facility. The decision to idle the Mooresboro facility was the result of many factors, including a depressed zinc price and our liquidity situation. A small workforce has been retained to manage the facility. To date, the Mooresboro facility remains in an idled state.

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

Average monthly, daily and yearly LME zinc prices for the years 2006 through 2015 and the six months ended June 30, 2016 were as follows:

LME Zinc Prices	2006	2007	2008	2009	2010	2011	2012	2013	2014	2015	Six Months Ended June 30, 2016
Monthly Average
High	$2.00	$1.74	$1.14	$1.08	$1.10	$1.12	$0.93	$0.97	$1.06	$1.04	$0.92
Low	$0.95	$1.07	$0.50	$0.50	$0.79	$0.84	$0.82	$0.83	$0.91	$0.69	$0.69
Daily High	$2.08	$1.93	$1.28	$1.17	$1.20	$1.15	$0.99	$0.99	$1.10	$1.09	$0.95
Daily Low	$0.87	$1.00	$0.47	$0.48	$0.72	$0.79	$0.80	$0.81	$0.88	$0.66	$0.66
Average	$1.48	$1.47	$0.85	$0.75	$0.98	$0.99	$0.88	$0.87	$0.98	$0.87	$0.82

We entered into fixed price zinc swaps which were put in place to reduce volatility during the completion of construction and ramp-up of production at the now-idled Mooresboro facility. We paid cash of $0.8 million and $0.7 million, respectively, from the settlement of fixed price zinc swaps for the three and six months ended June 30, 2015.

At December 31, 2015, we had 4,500 tons of fixed price zinc swaps in place at a strike price of $0.83 per pound for the first quarter of 2016. In January 2016, the broker holding our fixed price swap contracts required a margin call that we could not meet. As a result, all of the fixed price zinc swap contracts in effect at December 31, 2015 were liquidated in early January 2016.

Daily high, low and yearly average LME nickel prices for the years 2010 through 2015 and the six months ended June 30 , 2015 and the six months ended June 30, 2016 were as follows:

LME Nickel Prices	2011	2012	2013	2014	2015	Six Months Ended June 30, 2015	Six Months Ended June 30, 2016
Daily High	$13.17	$9.90	$8.44	$9.62	$7.01	$7.01	$4.33
Daily Low	$7.68	$6.89	$5.97	$6.06	$3.70	$5.30	$3.50
Average	$10.36	$7.97	$6.81	$7.65	$5.36	$6.21	$3.93

Weekly steel industry capacity utilization remained in the low to mid 70% range in 2011 through the second quarter of 2012. During the third quarter of 2012, weekly steel industry capacity began to decline and dipped in the fourth quarter of 2012 to its lowest quarterly level since 2010. During 2013 and 2014, weekly steel industry capacity increased back to the mid to high 70% range. The weekly steel industry capacity decreased to the low 70% range during the first nine months of 2015 and dipped during the fourth quarter of 2015 to its lowest level since the end of 2010. It rebounded to the low 70% range during the first six months of 2016.

The table below illustrates historical sales volumes and revenues for zinc and nickel-based products and EAF dust:

	Shipments/EAF Dust Receipts				Revenue/Ton
	Six months ended June 30,		Year Ended December 31,		Six months ended June 30,		Year Ended December 31,
	2016	2015	2015	2014	2016	2015	2015	2014
	(Tons, in thousands)				(In U.S. dollars)
Product:
Zinc Products	43	62	121	129	$1,726	$2,146	$2,010	$2,125
EAF Dust	264	261	510	580	$74	$71	$71	$70
Nickel-based products	14	14	30	29	$1,228	$1,540	$1,350	$1,677

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

Raw material costs at our Zochem facility, which comprised 89% of production costs for the six months ended June 30, 2016, consisted entirely of purchased SHG zinc metal. The price of these metal blocks is based on the LME zinc price. Conversion related costs represented 11% of our production costs at our Zochem facility for the six months ended June 30, 2016.

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

We value the majority of our inventories using the weighted average actual cost method. Under this method, the cost of our purchased feedstock generally takes three to four months to flow through our cost of sales. In an environment of declining LME average zinc prices, our inventory cost can exceed the market value of our finished goods. As a result, lower-of-cost-or-market (“LCM”) adjustments can occur. We recorded LCM adjustments totaling $3.6 million during the six months ended June 30, 2015. The LCM adjustments were the result of the declining LME zinc price, and the incurrence of higher than normal production costs in 2015 at the zinc facility in Mooresboro, North Carolina as it operated at inefficient levels during startup. Zochem values its inventory using the first in-first out method and therefore the majority of the cost of its purchased feedstock generally flows through cost of sales during the same month it is purchased. No LCM adjustment was recorded during the six months ended June 30, 2016.

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

The Company is pursuing recovery of the cost of repairs and other related expenses during the rebuilding period, subject to deductibles, under the Company’s property insurance program. As of June 30, the Company has estimated that approximately $15 million in costs will be incurred to rebuild the facilities damaged in the fire and pay other related costs. The Company has not yet reached agreement with the insurers on the final claim amount. To date, the Company has received $3.0 million in recoveries from its insurance companies and recorded that amount as a reduction to cost of sales. See Footnote AA—Insurance Recoveries in our Audited Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was filed with the SEC on September 29, 2016 for further information.

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

We have experienced fluctuations in our sales and operating profits in recent years due to fluctuations in zinc, energy and fuel prices. Historically, zinc prices have been extremely volatile, and we expect that volatility to continue. For example, since May 2015, the price of zinc fell approximately 39%, reaching a six-year low in December 2015. The monthly average price of zinc rose 33% throughout the first six months of 2016 from the December 2015 monthly average. The price of nickel fell approximately 59% from May 2014 to December 2015. The monthly average price of nickel rose 2.6% throughout the first six months of 2016 from the December 2015 monthly average. Changes in zinc pricing have impacted our sales revenues since the prices of the products we sell are based primarily on LME zinc prices, and they have impacted our costs of production, since the purchase prices of some of our feedstocks are based on LME zinc prices. Therefore, since a large portion of our sales and a portion of our costs are affected by the LME zinc price, we expect that changing zinc prices will continue to impact our operations and financial results in the future and any significant drop in zinc prices will negatively impact our results of operations.

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

Summary of Critical Accounting Policies and Estimates

Our Consolidated Financial Statements and the notes thereto for the fiscal year ended December 31, 2015, which were included in our Annual Report on Form 10-K filed with the SEC on September 29, 2016, contain a summary of significant accounting policies followed by us in the preparation of our consolidated financial statements. These policies were also followed in preparing the consolidated financial statements as of June 30, 2016 and for the three and six months ended June 30, 2016 and 2015. Certain of these accounting policies are described below.

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

The three levels are described as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets and liabilities. Cash and cash equivalents including the money market demand account, accounts receivable, accounts payable, and certain accrued expenses are considered to be in Level 1 of the fair value hierarchy as they approximate their fair value due to the short-term nature of these instruments.

•	Level 2—Inputs other than quoted prices included in Level 1 that are observable for the determination of the fair value of the asset or liability, either directly or indirectly. The financial swap and financial option instruments are carried at fair value and are considered to be in Level 2 of the fair value hierarchy. These derivatives are not designated as cash flow hedges and we recognize changes in fair value within the consolidated statements of operations as they occur (see Note L—Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements). Borrowings under our credit facilities are considered to be in Level 2 of the fair value hierarchy (see Note E—Long Term Debt). The pension assets, which are primarily invested in the Manulife Monthly High Income GIF Fund, are carried at fair value and are considered to be in Level 2 of the fair value hierarchy.

•	Level 3—Unobservable inputs that are significant to the determination of fair value of the asset or liability. The Convertible Notes, issued on July 27, 2011, were initially valued at fair value and subsequently are carried at amortized cost. The fair value is considered to be in Level 3 of the fair value hierarchy (see Note E—Long Term Debt). The Senior Secured Notes issued on July 26, 2012, June 3, 2013 and July 29, 2014 were initially valued at fair value and subsequently are carried at amortized cost. The Unsecured Notes issued on July 29, 2014 were issued and are valued at par value. The fair value of these debt issuances are considered to be in Level 3 of the fair value hierarchy (see Note E—Long-Term Debt in our Consolidated Financial Statements). Level 3 inputs are also used in the determination for impairment testing on long-lived assets. Due to the Bankruptcy filing and defaults the debt is impractical to value.

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

We are exposed to credit loss should counter-parties or clearing agents with which we have entered into derivative transactions become unable to satisfy their obligations in accordance with the underlying agreements. To reduce the risk of such losses, at points in time, we utilize LME-registered contracts entered into with the London Clearing House for some of our contracts. In addition, we minimize credit loss by utilizing four different brokers for our derivative contracts. (See Note L—Accounting for Derivative Instruments and Hedging Activities in our Consolidated Financial Statements).

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

We recorded an impairment loss on the Mooresboro facility in December 2015 and an additional loss in March 2016. See Footnote F-Asset Write-Downs and Disposals in the Audited Consolidated Financial Statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and Note D – Property, Plant and Equipment in the Consolidated Financial Statements for the three and six months ended June 30, 2016 for additional information on the impairment losses on the Mooresboro facility.

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

Results of Operations

The following table sets forth the percentages of sales that certain items of operating data constitute for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (excluding depreciation and amortization)	98.7%	88.1%	106.1%	95.3%
(Gain) loss on asset dispositions	—	(9.9)%	—	(5.3)%
Impairment loss	—	—	33.7%
Depreciation and amortization	7.0%	12.3%	7.4%	12.0%
Selling, general and administrative expenses	6.6%	5.5%	8.0%	6.0%

Income (Loss) from operations	(12.3)%	4.0%	(55.2)%	(8.0)%
Interest expense	4.1%	7.4%	9.4%	8.1%
Interest and other income	(0.1)%	0.1%	1.3%	0.3%
Reorganization items, net	(19.1)%	—	(19.3)%

Loss before income taxes	(35.6)%	(3.3)%	(82.6)%	(15.8)%
Income tax benefit	(0.1)%	(0.4)%	(0.2)%	(6.0)%

Net loss	(35.5)%	(2.9)%	(82.4)%	(9.8)%

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

The LME average zinc prices for the most recent eight quarters and the average LME zinc prices for the year to date as of the end of each quarter are listed in the table below:

	2014		2015				2016
Average LME zinc price	September 30	December 31	March 31	June 30	September 30	December 31	March 31	June 30
Quarter	$1.05	$1.01	$0.94	$0.99	$0.84	$0.73	$0.76	$0.87
Year-to-date	$0.97	$0.98	$0.94	$0.97	$0.92	$0.87	$0.76	$0.82

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

Three Months Ended June 30, 2016 Compared with Three Months Ended June 30, 2015

Consolidated net sales.

Consolidated net sales decreased $40.9 million, or 33.3%, to $81.9 million for the three months ended June 30, 2016, compared to $122.8 million for the three months ended June 30, 2015.

Change in consolidated net sales	(in millions)
Horsehead	$(33.6)
Zochem	(1.2)
INMETCO	(6.9)
Eliminations	0.8

Total change in consolidated net sales	$(40.9)

See separate segment discussion.

Consolidated cost of sales (excluding depreciation and amortization).

Consolidated cost of sales decreased $27.3 million, or 25.2%, to $80.9 million for the three months ended June 30, 2016, compared to $108.2 million for the three months ended June 30, 2015.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(25.5)
Zochem	0.1
INMETCO	(2.8)
Eliminations	0.9

Total change in consolidated cost of sales (excluding depreciation and amortization)	$(27.3)

See separate segment discussion.

Gain on asset disposition

Gain on asset disposition decreased $12.2 million to $0.0 million for the three months ended June 30, 2016. The Company completed the sale of the Monaca facility to Shell in June 2015 which resulted in a gain.

Consolidated depreciation and amortization.

Consolidated depreciation and amortization decreased $9.4 million, or 62.3%, to $5.7 million for the three months ended June 30, 2016, compared to $15.1 million for the three months ended June 30, 2015.

Change in consolidated depreciation and amortization	(in millions)
Decrease in depreciation associated with the Mooresboro facility	$(9.1)
Other	(0.3)

Total change in consolidated depreciation and amortization	$(9.4)

•	The decrease in depreciation is due to the reduced book value of the Mooresboro facility as a result of the impairment charge recorded at December 31, 2015.

Consolidated selling, general and administrative expenses.

Consolidated selling, general and administrative expenses decreased $1.4 million, or 20.6%, to $5.4 million for the three months ended June 30, 2016, compared to $6.8 million for the three months ended June 30, 2015. The decrease is a result of an overall decrease in non-reorganization expenses, particularly in travel expenses and non-cash compensation.

Consolidated other income (expense).

Net consolidated other income (expense) was $(3.4) million for the three months ended June 30, 2016, compared to $(9.0) million for the three months ended June 30, 2015.

Reorganization items.

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852-10. Reorganization items for the three months ended June 30, 2016 were $15.7 million.

Horsehead reorganization items	(in millions)
Professional fees	$15.6
Interest expense	0.1

Total reorganization related items	$15.7

•	Professional fees include legal and other advisory fees related to the bankruptcy proceedings.

Consolidated income tax benefit.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Income tax benefit (in millions)	$(0.1)	$(0.5)
Effective tax rate	0.2%	13.1%

•	The effective tax rate for the three months ended June 30, 2016 decreased when compared to the three months ended June 30, 2015 due to the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

Consolidated net loss.

For the reasons stated above, net loss for the three months ended June 30, 2016 was $29.1 million compared to $3.6 million for the three months ended June 30, 2015.

Business Segments

Horsehead

Net sales.

Net sales decreased $33.6 million, or 44.1%, to $42.6 million for the three months ended June 30, 2016 compared to $76.2 million for the three months ended June 30, 2015.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(31.6)
Price realization decrease due to zinc finished products and services	(0.1)
WOX/zinc calcine sales increase	9.0
Decrease in unrealized hedge adjustments	(10.2)
Miscellaneous and other sales increase	(0.7)

Total change in Horsehead net sales	$(33.6)

•	The zinc products volume reduction was primarily due to idling the Mooresboro facility in January 2016. The facility was ramping-up production through the second quarter of 2015.

•	The decrease in price realization during the three months ended June 30, 2016 primarily resulted from a 12.5% lower average LME zinc price for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	WOX and zinc calcine were sold to third parties during both the three months ended June 30, 2016 and June 30, 2015 and will continue to be sold until the new zinc facility is operating at close to capacity.

Horsehead zinc product shipments—in tons	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Zinc finished product shipments	1,891	16,803
WOX/calcine shipments	45,007	27,886
Total zinc product shipments on a zinc contained basis	29,976	34,203
Average sales price realization on a zinc contained basis	$0.53	$0.80

•	The decrease in the average sales price realization reflects the 12.5% lower average LME zinc price during the three months ended June 30, 2016 compared to the three months ended June 30, 2015 and the increase in lower-priced WOX/calcine shipments as a percentage of total shipments. Shipments increased to third parties as the Mooresboro plant was idled in January 2016.

Net sales of zinc metal decreased $32.4 million, or 91.0%, to $3.2 million for the three months ended June 30, 2016, compared to $35.6 million for the three months ended June 30, 2015.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(32.1)
Decrease in price realization	(0.3)

Total change in Horsehead zinc metal net sales	$(32.4)

•	The decrease in volume relates to a reduction in shipments due to the idling of the Mooresboro facility in January 2016. Mooresboro was ramping-up production through the second quarter of 2015.

•	The decrease in price realization was a result of a decrease in the average price per ton on zinc metal sold and a decrease of 12.5% in the average LME zinc price.

Net sales of zinc-based powders increased $0.2 million to $1.1million for the three months ended June 30, 2016 compared to $0.9 million for the three months ended June 30, 2015. The increase was primarily due to an increase in shipments.

Revenues from EAF dust recycling increased $0.5 million, or 5.3%, to $10.0 million for the three months ended June 30, 2016, compared to $9.5 million for the three months ended June 30, 2015.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Increase in volume	$0.2
Increase in price realization	0.3

Total change in Horsehead EAF Dust recycling net sales	$0.5

•	EAF dust receipts for the three months ended June 30, 2016 were 136,982 tons compared to 134,511 tons for the three months ended June 30, 2015.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $25.4 million, or 35.9%, to $45.4 million for the three months ended June 30, 2016, compared to $70.8 million for the three months ended June 30, 2015.

	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015
Cost of sales as a % of net sales	106.5%	108.8%
Unrealized non-cash losses (gains) related to hedging	$—	$(10.2)

The cost of zinc material and other products sold for the three months ended June 30, 2016, decreased $25.6 million, or 40.4%, to $37.7 million, compared to $63.3 million for the three months ended June 30, 2015.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(38.8)
Decrease in cost of zinc finished products shipped	(1.5)
Increase in recycling and other costs	5.3
Increase in cost of sales relating to WOX and zinc calcine products produced	9.4

Total change in Horsehead cost of zinc metal and other products sold	$(25.6)

•	Volume decrease due to idling of the Mooresboro facility in January of 2016.

•	The cost of zinc material includes a $1.3 million of LCM inventory adjustment during the three months ended June 30, 2015. The 2015 LCM adjustment was the result of higher than normal production costs at the Mooresboro facility which operated at inefficient levels during its continued ramp-up.

Conversion costs for the Mooresboro facility were $5.5 million and $20.1 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. The reduction reflects the idling of the facility in January 2016.

Conversion costs for the recycling facilities that process EAF dust decreased approximately $0.2 million to $23.0 million for the three months ended June 30, 2016 from $23.2 million for the three months ended June 30, 2015.

Change in Horsehead recycling conversion costs	(in millions)
Labor	$0.2
Operating supplies	(0.2)
Maintenance related costs	(0.5)
Services	0.7
Electricity	(0.1)
Other	(0.3)

Total change in Horsehead conversion costs	$(0.2)

•	Production decreased 4.7% for the second quarter of 2016 as compared to the second quarter of 2015.

•	Conversion cost per ton increased 3.9% for the second quarter of 2016 compared to the second quarter of 2015.

The cost of EAF dust services decreased $0.1 million, or 1.3% to $7.4 million for the three months ended June 30, 2016, compared to $7.5 million for the three months ended June 30, 2015. The decrease was due to a slight increase in customers’ volume offset by a slight decrease in cost. EAF dust tons processed decreased 7.8% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Zochem

Net sales.

Net sales decreased $1.2 million, or 3.6%, to $32.0 million for the three months ended June 30, 2016, compared to $33.2 million for the three months ended June 30, 2015.

Change in Zochem net sales	(in millions)
Higher shipment volume	$5.1
Decrease in price realization	(6.3)

Total change in Zochem net sales	$(1.2)

•	Higher shipment volume due to an increase in tons shipped of 15.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	Price realization per pound decreased16.8% partially as a result of a decrease in the average LME zinc price of 12.5% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

Cost of sales (excluding depreciation and amortization).

Cost of sales were approximately $29.5 million for the three months ended June 30, 2016, and for the three months ended June 30, 2015.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(4.4)
Increase due to higher shipment volume	4.4

Total change in Zochem cost of sales (excluding depreciation and amortization)	$—

•	The decrease in the cost of products shipped was primarily the result of the 12.5% decrease in the average LME zinc price for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

•	Shipment volume increased 15.2% for the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

INMETCO

Net sales.

Net sales decreased $6.9 million, or 47.9%, to $7.5 million for the three months ended June 30, 2016, compared to $14.4 million for the three months ended June 30, 2015.

Change in INMETCO net sales	(in millions)
Decrease in shipment volume	(3.8)
Decrease in price realization	(2.7)
Decrease in other and miscellaneous sales	(0.4)

Total change in INMETCO net sales	$(6.9)

•	Decrease in shipment volume as a result of the planned annual maintenance shutdown that occurred in April 2016. The 2015 shutdown occurred in January.

•	Decrease in price realization resulted from a 32.2% lower LME average nickel price and lower price realization on tolling return shipments.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $2.8 million, or 31.1%, to $6.2 million for the three months ended June 30, 2016 compared to $9.0 million for the three months ended June 30, 2015.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Lower shipment volume	$(2.6)
Higher cost of product shipped	0.4
Net fire related insurance recovery	(0.6)

Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(2.8)

•	Lower shipment volume and higher cost of product shipped resulted from the planned annual maintenance shutdown that occurred in April 2016. The 2015 annual shutdown occurred in January.

Income/(loss) before income taxes.

For the reasons stated above, our income/(loss) before income taxes was $(0.05) million for the three months ended June 30, 2016 compared to $4.0 million for the three months ended June 30, 2015.

Other

Corporate, eliminations and other

Net sales.

Eliminations of net sales were $0.2 million for the three months ended June 30, 2016 compared to $1.1 million for the three months ended June 30, 2015. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.

Loss before income taxes increased $6.3 million to $14.5 million for the three months ended June 30, 2016 compared to $8.2 million for the three months ended June 30, 2015. The increase in loss before income taxes was primarily attributable to reorganization items of $14.6 million for the three month ended June 30, 2016 partially offset by a $8.2 million decrease in interest on debt recorded in our corporate division.

Six Months Ended June 30, 2016 Compared with Six Months Ended June 30, 2015

Consolidated net sales.

Consolidated net sales decreased $63.8 million, or 28.4%, to $161.1 million for the six months ended June 30, 2016, compared to $224.9 million for the six months ended June 30, 2015.

Change in consolidated net sales	(in millions)
Horsehead	$(48.2)
Zochem	(8.6)
INMETCO	(7.9)
Eliminations	0.9

Total change in consolidated net sales	$(63.8)

See separate segment discussion following.

Consolidated cost of sales (excluding depreciation and amortization).

Consolidated cost of sales decreased $43.4 million, or 20.5%, to $170.9 million for the six months ended June 30, 2016, compared to $214.3 million for the six months ended June 30, 2015.

Change in consolidated cost of sales (excluding depreciation and amortization)	(in millions)
Horsehead	$(36.1)
Zochem	(5.2)
INMETCO	(3.0)
Eliminations	0.9

Total change in consolidated cost of sales (excluding depreciation and amortization)	$(43.4)

See separate segment discussion following.

Gain on asset disposition

Gain on asset disposition decreased $11.9 million for the six months ended June 30, 2016. The Company completed the sale of the Monaca facility to Shell in June 2015 which resulted in a gain.

Consolidated impairment loss

On February 2, 2016, the Company filed voluntary petitions for relief pursuant to Chapter 11 of the Bankruptcy Code in Bankruptcy Court. At that time, the Company did not have the capacity to raise additional capital. The Company concluded that additional expenditures upwards of $117.0 million were required to bring the Mooresboro facility back online and make needed improvements to cure the identified operational issues. This information along with the filing for bankruptcy protection resulted in the Company determining a triggering event had occurred to further test impairment of the long-lived assets at the Mooresboro facility. The Company was unable to estimate future cash flows as the property was idled and there was no certainty as to whether funds were available to cure the operational defect. As such the Company proceeded to step 2 of the impairment test where we compared the implied fair value of operating invested capital of Horsehead to the fair value of our operating segments and determined the fair value of the Mooresboro facility to be essentially the liquidation value. The significant assumption in the analysis was that the Mooresboro facility would remain idle indefinitely until suitable funds were available to cure the significant operational defects. As a result of the analysis, we recorded a non-cash, pre-tax long-lived asset impairment loss of $54.3 million for the Mooresboro asset group. The total amount of this write-down is included in Loss from Operations in the Consolidated Statement of Operations for the six months ended June 30, 2016. Following the write-down of the asset group, the remaining book value of the Mooresboro facility is $31.3 million at March 31, 2016.

Consolidated depreciation and amortization.

Consolidated depreciation and amortization decreased $15.0 million, or 55.8%, to $11.9 million for the six months ended June 30, 2016, compared to $26.9 million for the six months ended June 30, 2015.

Change in consolidated depreciation and amortization	(in millions)
Decrease in depreciation associated with the Mooresboro facility	$(14.8)
Other	(0.2)

Total change in consolidated depreciation and amortization	$(15.0)

•	The decrease in depreciation is due to the reduced book value of the Mooresboro facility as a result of the impairment charge recorded at December 31, 2015.

Consolidated selling, general and administrative expenses.

Consolidated selling, general and administrative expenses decreased $0.7 million, or 5.2%, to $12.9 million for the six months ended June 30, 2016, compared to $13.6 million for the six months ended June 30, 2015. The decrease is a result of an overall decrease in non-reorganization expenses, particularly in travel expenses and stock compensation.

Consolidated other income (expense).

Net consolidated other income (expense) was $(13.0) million for the six months ended June 30, 2016, compared to $(17.5) million for the six months ended June 30, 2015. The reduction is primarily the result of income of $3.0 million recorded related to the settlement with TR, one of the primary design firms for work associated with the construction of portions of the Mooresboro facility. The settlement was recorded in January 2016.

Reorganization items.

Professional advisory fees and other costs directly associated with our reorganization are reported separately as reorganization items pursuant to ASC 852-10. Reorganization items for the six months ended June 30, 2016 were $31.1 million.

Horsehead reorganization items	(in millions)
Professional fees	$26.8
Interest expense	4.3

Total reorganization related items	$31.1

•	Professional fees include legal and other advisory fees related to the bankruptcy proceedings.

•	Interest expense includes forbearance fees, early termination fees and adjustments to deferred finance charges associated with our debt and credit agreements. It also includes fees associated with obtaining debtor-in-possession financing.

Consolidated income tax (benefit) expense.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Income tax (benefit) expense (in millions)	$(0.3)	$(13.4)
Effective tax rate	0.2%	37.8%

•	The effective tax rate for the six months ended June 30, 2016 decreased when compared to the six months ended June 30, 2015 due to the domestic entities being in a loss position creating a full valuation allowance on the deferred balances.

Consolidated net loss.

For the reasons stated above, the net loss for the six months ended June 30, 2016 was $89.9 million compared to $22.1 million for the six months ended June 30, 2015.

Business Segments

Horsehead

Net sales.

Net sales decreased $48.3 million, or 36.2%, to $85.1 million for the six months ended June 30, 2016 compared to $133.4 million for the six months ended June 30, 2015.

Change in Horsehead net sales	(in millions)
Volume decrease due to zinc finished products and services	(49.0)
Price realization decrease due to zinc finished products and services	(2.4)
WOX/zinc calcine sales increase	15.3
Decrease in unrealized hedge adjustments	(9.9)
Miscellaneous and other sales decrease	(2.3)

Total change in Horsehead net sales	$(48.3)

•	The zinc products volume reduction was primarily due to idling the Mooresboro facility in January 2016. The facility was ramping-up production through the second quarter of 2015.

•	The decrease in price realization during the six months ended June 30, 2016 primarily resulted from a 15.7% lower average LME zinc price for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•	WOX and zinc calcine were sold to third parties during both the six months ended June 30, 2016 and June 30, 2015 and will continue to be sold until the new zinc facility is operating at close to capacity.

Horsehead zinc product shipments—in tons	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Zinc finished product shipments	7,531	31,088
WOX/calcine shipments	85,062	51,069
Total zinc product shipments on a zinc contained basis	61,148	63,265
Average sales price realization on a zinc contained basis	$0.52	$0.80

•	The decrease in the average sales price realization reflects the 15.7% lower average LME zinc price during the six months ended June 30, 2016 compared to the six months ended June 30, 2015 and the increase in lower-priced WOX/calcine shipments as a percentage of total shipments.

Net sales of zinc metal decreased $52.5 million, or 81.1%, to $12.2 million for the six months ended June 30, 2016, compared to $64.7 million for the six months ended June 30, 2015.

Change in Horsehead zinc metal net sales	(in millions)
Decrease in volume	$(49.7)
Decrease in price realization	(2.8)

Total change in Horsehead zinc metal net sales	$(52.5)

•	The decrease in volume relates to a reduction in shipments due to the idling of the Mooresboro facility in January 2016. Mooresboro was ramping-up production through the second quarter of 2015.

•	The decrease in price realization was a result of a decrease in the average price per ton on zinc metal sold and a decrease of 15.7% in the average LME zinc price.

Net sales of zinc-based powders increased $0.3 million to $1.9 million for the six months ended June 30, 2016 compared to $1.6 million for the six months ended June 30, 2015. The increase was primarily due to an increase in shipments.

Revenues from EAF dust recycling increased $0.8 million, or 4.2%, to $19.9 million for the six months ended June 30, 2016, compared to $19.1 million for the six months ended June 30, 2015.

Change in Horsehead EAF Dust recycling net sales	(in millions)
Increase in volume	$0.2
Increase in price realization	0.6

Total change in Horsehead EAF Dust recycling net sales	$0.8

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $36.1 million, or 26.2%, to $101.6 million for the six months ended June 30, 2016, compared to $137.7 million for the six months ended June 30, 2015.

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cost of sales as a % of net sales	119.4%	103.2%
Unrealized non-cash losses (gains) related to hedging	$—	$(9.9)

The cost of zinc material and other products sold for the six months ended June 30, 2016, decreased $35.7 million, or 29.1%, to $87.2 million, compared to $122.9 million for the six months ended June 30, 2015.

Change in Horsehead cost of zinc material and other products sold	(in millions)
Decrease due to a reduction in the volume of zinc finished products shipped	(66.3)
Increase in cost of zinc finished products shipped	3.3
Increase in recycling and other costs	8.5
Increase in cost of sales relating to WOX and zinc calcine products produced	18.8

Total change in Horsehead cost of zinc metal and other products sold	$(35.7)

•	Volume decrease due to idling of the Mooresboro facility in January of 2016.

•	The cost of zinc material includes $3.6 million of LCM inventory adjustments during the six months ended June 30, 2015 The 2015 LCM adjustment was the result of higher than normal production costs at the Mooresboro facility which operated at inefficient levels during its continued ramp-up.

Conversion costs for the Mooresboro facility were $18.1 million and $42.4 million for the six months ended June 30, 2016 and June 30, 2015, respectively, and consisted primarily of labor, maintenance, services, utilities, supplies and chemical additives. The reduction reflects the idling of the facility in January 2016.

Conversion costs for the recycling facilities that process EAF dust decreased approximately $2.9 million to $43.9 million for the six months ended June 30, 2016 from $46.8 million for the six months ended June 30, 2015.

Change in Horsehead recycling conversion costs	(in millions)
Labor	$0.2
Operating supplies	(0.8)
Fuels and additives	(0.6)
Maintenance related costs	(1.8)
Services	0.8
Electricity	(0.2)
Other	(0.5)

Total change in Horsehead conversion costs	$(2.9)

•	Production decreased 7.1% for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.

•	Conversion cost per ton increased 0.8% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

The cost of EAF dust services decreased $0.6 million, or 4.1% to $14.2 million for the six months ended June 30, 2016, compared to $14.8 million for the six months ended June 30, 2015. The decrease was due primarily to decrease in transportation cost. EAF dust tons processed decreased 8.3% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Zochem

Net sales.

Net sales decreased $8.6 million, or 12.6%, to $59.8 million for the six months ended June 30, 2016, compared to $68.4 million for the six months ended June 30, 2015.

Change in Zochem net sales	(in millions)
Higher shipment volume	$7.5
Decrease in price realization	(16.1)

Total change in Zochem net sales	$(8.6)

•	Higher shipment volume due to an increase in tons shipped of 11.0% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•	Price realization per pound decreased 21.4% partially as a result of a decrease in the average LME zinc price of 15.7% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $5.3 million or 8.7% to $55.8 million for the six months ended June 30, 2016, compared to $61.1 million and for the six months ended June 30, 2015.

Change in Zochem cost of sales (excluding depreciation and amortization)	(in millions)
Decrease in cost of products shipped	$(12.0)
Increase due to higher shipment volume	6.7

Total change in Zochem cost of sales (excluding depreciation and amortization)	$(5.3)

•	The decrease in the cost of products shipped was primarily the result of the 15.7% decrease in the average LME zinc price for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

•	Shipment volume increased 11.0% for the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

INMETCO

Net sales.

Net sales decreased $7.9 million, or 32.2%, to $16.6 million for the six months ended June 30, 2016, compared to $24.5 million for the six months ended June 30, 2015.

Change in INMETCO net sales	(in millions)
Decrease in shipment volume	(0.3)
Decrease in price realization	(7.2)
Decrease in other and miscellaneous sales	(0.4)

Total change in INMETCO net sales	$(7.9)

•	Decrease in price realization resulted from a 36.7% lower LME average nickel price and lower price realization on tolling return shipments.

Cost of sales (excluding depreciation and amortization).

Cost of sales decreased $3.0 million, or 17.8%, to $13.9 million for the six months ended June 30, 2016 compared to $16.9 million for the six months ended June 30, 2015.

Change in INMETCO cost of sales (excluding depreciation and amortization)	(in millions)
Lower shipment volume	$(0.4)
Lower cost of product shipped	(2.6)

Total change in INMETCO cost of sales (excluding depreciation and amortization)	$(3.0)

•	The decrease in the cost of product shipped was predominately due to lower maintenance, oxygen and raw material costs.

Other

Corporate, eliminations and other

Net sales.

Eliminations of net sales were $0.4 million for the six months ended June 30, 2016 compared to $1.4 million for the six months ended June 30, 2015. Eliminations relate to the exclusion of revenue resulting from EAF dust service fees charged by our Horsehead segment to our INMETCO segment.

Loss before income taxes.

Loss before income taxes increased $13.8 million to $30.3 million for the six months ended June 30, 2016 compared to $16.5 million for the six months ended June 30, 2015. The increase in loss before income taxes was primarily attributable to reorganization items of $24.8 million for the six months ended June 30, 2016 partially offset by a $12.9 million decrease in interest on debt recorded in our corporate division.

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

As of June 30, 2016, we expected that our primary sources of liquidity would continue to be cash on hand, cash flows from operations and borrowings under the DIP Facility. The Company expects to repay the DIP Facility in full upon emergence from bankruptcy. Upon emergence from bankruptcy, we expect that our primary sources of liquidity will continue to be cash on hand and cash flows from operations.

In addition to the cash requirements necessary to fund ongoing operations, we have incurred and continue to incur significant professional fees and other costs in connection with preparation and handling of the Chapter 11 Cases. We anticipate that we will continue to incur significant professional fees and costs during the pendency of the Chapter 11 Cases.

Although, we believe our cash on hand, cash flow from operating activities and borrowings under the DIP Facility up to the time when we emerge from bankruptcy, will be adequate to meet the short-term liquidity requirements of our existing business, we cannot assure that such amounts will be sufficient to fund our operations. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

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

Cash Flows from Operating Activities

Our operations used a net $11.7 million of cash for the six months ended June 30, 2016. Noncash items included in our net loss of $132.7 million were a $54.3 million impairment charge on our Mooresboro facility and depreciation and amortization of $11.9 million which were partially offset by sources of cash due to $14.1 million of net decreases in inventories.

Cash Flows from Investing Activities

Capital expenditures were $8.7 million for the six months ended June 30, 2016.

Cash Flows from Financing Activities

Net cash provided by financing activities totaled $11.6 million and consisted primarily of net proceeds of $57.5 million from our DIP financing, $5.0 million in cash received from notes payable and $8.4 million in borrowings under our credit facilities partially offset by repayments of $58.5 million on our credit facilities.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements include operating leases, letters of credit and surety bonds. As of June 30, 2016, we had letters of credit outstanding in the amount of $7.9 million to collateralize self-insured claims for workers’ compensation and other general insurance claims. These letters of credit are recorded as Restricted Cash in our Consolidated Balance sheet at June 30, 2016. We also have three surety bonds outstanding in the amount of $11.2 million to collateralize closure bonds for the Company’s three facilities located in Pennsylvania.

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

On February 2, 2016, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court. The Debtors continue to operate their businesses as debtors-in-possession subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. We received notices of default in January 2016, under our 2014 Zochem Facility and under our Macquarie Credit Facility, as of November 30, 2015 and December 31, 2015, respectively. The notices of default rendered the financial obligations under the credit facilities immediately due and payable and we, therefore, have reclassified all debt under the credit facilities as current at December 31, 2015. Default interest charges and other penalties and fees were assessed by the lenders during 2016 as a result of the notices of default received. See Footnote E –Long-Term Debt for further information on defaults under our two credit facilities.

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

Item 4. Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of and for the six months ended June 30, 2016.

Based on this evaluation, our principal executive officer and principal financial officer have concluded that, because of the material weaknesses in internal control over financial reporting described in our Annual Report on Form 10-K for the year ended December 31, 2015, as filed on September 29, 2016, our disclosure controls and procedures were not effective as of and for the six months ended June 30, 2016.

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

In our Annual Report on Form 10-K for the year ended December 31, 2015 as filed on September 29, 2016, we identified and reported material weaknesses in the Company’s internal control over financial reporting, some of which still exist as of and for the six months ended June 30, 2016. In response to the identified material weaknesses, our management has dedicated resources to improve our control environment and to remedy the identified material weaknesses of disclosure controls and procedures. The key disclosure controls and procedures that ensure financial statement accuracy are currently operating effectively, however until all material weaknesses described in our Annual Report on Form 10-K filed for the year ended December 31, 2015, as filed on September 29, 2016, have been remediated the disclosure controls and procedures continue to be deemed ineffective.

(b)	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of and for the six months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

[None]

Item 3. Defaults Upon Senior Securities.

[None]

Item 4. Mine Safety Disclosures

[None]

Item 5. Other Information.

[None]

Item 6. Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 and Waiver to the Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of May 16, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on May 18, 2016).

10.2	Amendment No. 3 and Waiver to the Senior Secured Superpriority Debtor-in-Possession Credit, Security and Guaranty Agreement, dated as of June 23, 2016, by and among Horsehead Holding Corp., Horsehead Corporation, Horsehead Metal Products, LLC, The International Metals Reclamation Company, LLC and Zochem Inc., as borrowers, the lenders party thereto from time to time, and Cantor Fitzgerald Securities, as administrative agent (incorporated by reference from Exhibit 4.1 to Current Report on Form 8-K filed with the SEC on June 27, 2016).

31.1	Certification by James M. Hensler, Chief Executive Officer (principal executive officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ryan J. Hutchison, Controller and Chief Accounting Officer (principal financial officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Instance Document

101.SCH	Schema Document

101.CAL	Calculation Linkbase Document

101.LAB	Labels Linkbase Document

101.PRE	Presentation Linkbase Document

101.DEF	Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

HORSEHEAD HOLDING CORP.

/s/ James M. Hensler
By:	James M. Hensler
Its:	President and Chief Executive Officer

This report has been signed by the following persons in the capacities indicated on September 29, 2016.

SIGNATURE	TITLE	DATE

/s/ James M. Hensler		September 29, 2016
James M. Hensler	Principal Executive Officer

/s/ Ryan J. Hutchison	Principal Financial and	September 29, 2016
Ryan J. Hutchison	Accounting Officer